Form 10QSB
period 1996-04-30
NEWGOLD INC
filed 1997-01-31
CIK 878808

U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC 20549

                         FORM 10-QSB

    X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended April 30, 1996
                   Commission File Number:  0-20722

                 WAREHOUSE AUTO CENTERS, INC.
                    (Debtor-in-Possession)
  (Exact Name of Small Business Issuer as Specified in Charter)

                          Delaware
               (State or Other Jurisdiction of
                Incorporation or Organization)

                         16-1400479
              (IRS Employer Identification No.)

                  5190 Neil Road, Suite 320
                     Reno, Nevada 89502
           (Address of Principal Executive Offices)

                        (702) 823-4000
                 (Issuer's Telephone Number)

  Check whether Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.) Yes x No

  Check whether registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
  Yes    x      No

  As of April 30, 1996, Registrant had 3,299,191 shares of Common Stock par value $.005, issued and outstanding.

  Documents Incorporated by Reference:    Parts of the Exhibits filed with
  Registrant's Registration Statement on Form SB-2 (File No. 33-49920) and Amendments thereto, declared effective on October 15, 1993, and the Exhibits filed with Registrant's Form 10-KSB for the period ended January 31, 1997.

  Transitional Small Business Disclosure Format - Yes           No   x


                 WAREHOUSE AUTO CENTERS, INC.

                         FORM 10-QSB
                            INDEX


 PART I. FINANCIAL INFORMATION                                    Page No.

 ITEM 1. Financial Statements                                         3

          Balance Sheet - April 30, 1996                              4

          Statements of operations - Three months ended
             April 30, 1996 and 1995                                  5

          Statements of cash flows - Three months ended
             April 30, 1996 and 1995                                  6

          Notes to condensed financial statements                     7

 ITEM 2.  Management's Discussion and Analysis or Plan of Operation   9

 PART II. OTHER INFORMATION

 ITEM 1.  Legal Proceedings                                           9

 ITEM 5.  Other Information                                           9

 ITEM 6.  Exhibits and Reports on Form 8-K                           13

          Signatures                                                 14



PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

AUDITORS' COMPILATION REPORT

To the Shareholders of Warehouse Auto Centers, Inc.

We have compiled the accompanying balance sheet of Warehouse Auto Centers, Inc., a Delaware corporation, as of April 30, 1996, and the related statements of operations and cash flows for the three months ended April 30, 1996 and April 30, 1995, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accoun-tants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

Management has elected to omit substantially all of the disclosures required by generally accepted accounting principles. If the omitted disclosures were included in the financial statements, they might influence the user's con-clusions about the Company's financial position, results of operations and cash flows. Accordingly, these financial statements are not designated for those who are not informed about such matters.

The Company measures inventory and cost of goods sold for interim financial statements by use of historically developed gross profit percentages. Annually, the Company adjusts inventories to agree with the results of a physical count.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1, the Company was forced into involuntary bankruptcy under Chapter 11 of the Federal Bankruptcy Code in June, 1995, and was authorized to continue managing and operating the business as debtor-in-possession subject to the control and supervision of the bankruptcy court. Those conditions indicate that the Company may be unable to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Subsequent to the end of the quarter, the Company sold substantially all of its assets and received approval by their creditors on a plan of reorganization. As of the date of this report, the Company had substantially no assets, had discontinued existing auto parts operations and entered into a plan of merger with another company.

CIACCIA & CATARISANO LLP
Certified Public Accountants

December 10, 1996


                  WAREHOUSE AUTO CENTERS, INC.

                        BALANCE SHEET
                     As of April 30, 1996

                            ASSETS

  Current assets:
     Cash                                                    $    28,434
     Accounts receivable, net of allowance for doubtful
      accounts of $18,500                                         23,516
     Inventory, net                                              406,078

     Total current assets                                   $    458,028

  Property and equipment, net                               $     74,498

                                                            $    532,526

             LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
     Debtor-in-possession financing                         $    200,000
     Liabilities subject to settlement under reorganization
      proceedings - Secured                                       69,326
     Accounts payable - post petition                            184,848
     Accrued expense                                              21,800
     Accrued franchise taxes                                       4,611
     Total current Liabilities                              $    480,585

  Liabilities subject to settlement under reorganization
       proceedings - Unsecured                                  2,611,752

     Total liabilities                                     $    3,092,337

  Stockholders' equity:
     Common stock, par value $.005; authorized
        10,000,000 shares                                  $        16,496
       Additional paid-in-capital                                7,206,113
     Accumulated deficit                                        (9,782,420)
     Total stockholders' equity                            $    (2,559,811)

                                                           $       532,526


             See Accountants' compilation report
  The accompanying notes are an integral part of these financial statements.


            WAREHOUSE AUTO CENTERS, INC.

             STATEMENTS OF OPERATIONS
      For the three months ended April 30, 1996 and 1995


                                             Three Months Ended
                                                   April 30
                                            1996            1995

Sales                                   $  431,742     $ 1,245,402

Cost of Sales                             (299,788)       (875,000)

Gross Profit                           $   131,954    $    370,402

Selling, general and administrative
expenses                                  (315,841)     (1,070,426)

Depreciation and amortization                    0        (31,781)

Loss from operations                   $  (183,887)    $  (731,805)

Interest, net                               (6,000)         (6,857)

Loss before provision for franchise
   taxes                               $   (189,887)   $  (738,662)

Provision for franchise taxes                (1,200)        (3,500)

Net loss                               $   (191,087)   $  (742,162)

Net loss per common share              $       (.06)   $      (.29)

Weighted average number of common
   shares outstanding                     3,299,191      2,525,654



                 See Accountants' compilation report
  The accompanying notes are an integral part of these financial statements.


                 WAREHOUSE AUTO CENTERS, INC.

                   STATEMENTS OF CASH FLOWS
 For the three months ended April 30, 1996 and 1995


                                              Three Months Ended
                                                  April 30
                                           1996                1995

Cash flow from operating activities:

Net loss                                   $   (191,087)  $  (742,162)

Adjustments to reconcile net loss to
net cash used In operating activities:

Depreciation and amortization                         0        31,781
Decrease (increase) in accounts receivable        1,762       (34,224)
Decrease in inventory                           116,922       409,955
Decrease in prepaid expenses and other
  assets                                              0           918
Increase (decrease) in accounts payable          59,947       (81,790)
Increase in accrued expenses                      1,245        46,553

Net cash used in operating activities      $    (11,211) $   (368,969)

Cash flow from investing activities:

Purchase of equipment and leasehold
 improvements, net of retirements          $          0  $      1,200

Net cash from investing activities         $          0  $      1,200

Cash flow from financing activities:

Issuance of common stock, net              $          0  $    102,250

Net cash from financing activities:        $          0  $    102,250

Net decrease in cash                       $    (11,211) $   (265,519)

Cash, beginning of period                  $     39,645  $    342,569

Cash, end of period                        $     28,434  $     77,050


             See Accountants' compilation report
  The accompanying notes are an integral part of these financial statements.



                  WAREHOUSE AUTO CENTERS, INC

                NOTES TO FINANCIAL STATEMENTS
                      April 30, 1996

Note 1: Chapter 11 proceedings and plan of  reorganization:

Warehouse Auto Centers, Inc. operated warehouse format auto parts and accessories superstores. On June 25, 1995, Warehouse Auto Centers, Inc. was forced into involuntary Chapter 11 bankruptcy by a group of creditors. As of January 31, 1996, the Company was operating its business as a debtor-in-possession under the jurisdiction of the United States Bankruptcy Court. The Company tried unsuccessfully to reorganize itself. On August 28, 1996, the Company sold its remaining assets to a group of investors led by its former President for $375,000 cash.

Warehouse Auto Centers, Inc. is a publicly traded corporation with over 300 shareholders and in excess of 3 million shares of issued and outstanding common stock. Newgold, Inc., a gold mining company headquartered in Reno, Nevada, was seeking a publicly traded shell. Newgold, Inc. and Warehouse Auto Centers, Inc. entered into a merger agreement to take the company out of bankruptcy. The Plan of Reorganization, which was approved by the creditors on November 21, 1996, is summarized as follows:

1. Previously paid its secured creditors in full from the asset sale proceeds.

2. Will pay its liabilities subject to settlement - unsecured creditors in full with stock in the reorganized company's successor on the basis of one
     (1) share of stock for each $42 of debt.

3. Will offer the accounts payable - post-petition creditors the opportunity to receive payment or convert their debt to equity in the reorganized company's successor as payment on the basis of one (1) share of stock for each $1 of debt.

4. Will pay Administrative Claims incurred during the Bankruptcy proceedings in cash or in stock; one share of stock for each $1 of debt.

5. Will merge with Newgold, Inc., a gold mining company, by acquiring 100% of the outstanding shares of Newgold's stock in exchange for shares of stock in the reorganized company.



                         See Accountants' compilation report



6. Will dilute existing Warehouse Auto Centers, Inc.'s shareholders by a 1:65 reverse split of their pre-petition stock.

7.   Has canceled all warrants, options and other employee benefits.

8. Has appointed a new Board of Directors and management in the reorganized company.

The Company has ceased operating its auto parts business and redirected its business by becoming engaged in the natural resource industry.

Note 2:  Basis of presentation.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. The condensed financial statements should be read in conjunction with the financial statements for the fiscal year ended January 31, 1996, contained in the Company's Form 10-KSB for the fiscal year ended
January 31, 1996.


             See Accountants' compilation report

Item 2.   Managements Discussion and Analysis or Plan of Operations.

General

The following discussion should be read in conjunction with this entire report, including Registrant's interim financial statements contained herein. As a result of its inability to timely meet its financial obligations, on June 29, 1995, Registrant was involuntarily placed into Chapter 11 Bankruptcy by certain of its unsecured creditors, all pursuant to the U.S.Bankruptcy Code. Registrant attempted to continue its business operations in the normal course of business, but steadily experienced a serious decline in its cash flow and suffered substantial losses over the year it was under protection of the U.S. Bankruptcy Court.

Results of Operations.

Sales revenues for the three months ended April 30, 1996 totaled $431,742 and gross profit totaled $131,954 compared to sales revenues of $ 1,245,402 and gross profits of $ 370,402 for the three months ended April 30, 1995. For the three months ended April 30, 1996, selling,general and administrative expenses totaled $315,841 compared to $1,070,426 for the three months ended April 30, 1995.

The net loss for the three months ended April 30, 1996 was $191,087, or $.06 per share, compared to $742,162, or $.29 per share, for the three months ended April 30, 1995, reflecting losses as a result of Registrant's inability to timely meet its financial obligations and involuntary placement into Chapter 11 bankruptcy by certain of its unsecured creditors.

Liquidity and Capital Resources

At April 30, 1996, Registrant had current assets of $458,028 and current liabilities of $480,585, reflecting working capital of $(22,557).

At April 30, 1996, Registrant was operating its business as a debtor-in-posses-sion under the jurisdiction of the U.S. Bankruptcy Court. Unable to success-fully reorganize, on August 28, 1996, Registrant sold its remaining assets to a group of investors led by its former President for $375,000 cash, which was used to pay its secured creditors in full.

Cash in the bank at April 30, 1996 was $28,434 as a result of Registrants' losses from operations and involuntary filing into Chapter 11 bankruptcy by certain of its unsecured creditors.

The holders of post-petition accounts payable, in the amount of $184,848 at April 30, 1996, will be allowed the opportunity to receive payment in full or convert their debt to equity in the Reorganized Debtor (Newgold, Inc.) on the basis of one share of Common Stock for each $1.00 of debt. Total liabilities subject to settlement under the terms of the Plan of Reorganization payable to secured creditors are $69,326. The Allowed Claims of Secured Creditors (subject to settlement) will be paid in full in cash. Total liabilities subject to settlement under the terms of the Plan of Reorganization payable to unsecured creditors are $2,611,752. The Allowed Claims of Unsecured Creditors will be paid with Common Stock in the Reorganized Debtor on the basis of one share of Common Stock for each $42.00 of debt. All Allowed Administrative Claims incurred during the bankruptcy proceedings will be paid in cash or in stock, at the option of the claimant/holder, in the amount of one share of Common Stock for each $1.00 of debt.

All pre-petition warrants, options and employee benefits of whatsoever nature have been canceled under the Plan of Reorganization and all outstanding Common Stock of Registrant at the time of entry of the Order Confirming the Plan of Reorganization has been reverse split on the basis of one share of the Reorganized Debtor (Newgold, Inc.) for 65 shares of Registrant.

On or about August 1, 1996, Registrant determined that it could no longer oper-ate as a going concern in the auto parts business and on August 28, 1996, pursuant to an Order of the U.S. Bankruptcy Court, sold all of its assets to a group of investors led by its former President for the cash sum of $375,000. The monies were used to pay secured and administrative claims of creditors under the Chapter 11 bankruptcy proceeding, leaving a balance of $28,287.65 in cash in an escrow account for Registrant.

Subsequent to the date of this report, on November 21, 1996, the U.S. Bank-ruptcy Court approved a Plan of Reorganization for Registrant wherein Registrant acquired 100% of the outstanding shares of Common Stock of Newgold, Inc., a Nevada corporation engaged in the mining business in exchange for 12,000,000 restricted shares of Common Stock of the reorganized company.
Under the terms of the Plan of Reorganization, the name of Registrant was changed to Newgold, Inc.

As of November 21, 1996, Registrant, as Warehouse Auto Centers, Inc., had sub-stantially no assets, employees or properties.

Registrant has ceased doing business as a warehouse auto parts concern; has merged with a Nevada corporation engaged in the mining business; has changed its name to Newgold, Inc.; has recapitalized at 50,000,000 shares of Common Stock, par value $.001; and has elected all new officers, directors and manage-ment.

                           PART II
                      OTHER INFORMATION

Item 1. Legal Proceedings.

Registrant continues to operate as a Debtor-in-Possession under the U.S. Ban-kruptcy Code, pursuant to the involuntary filing of a Chapter 11 bankruptcy by certain of its creditors in June, 1995. On November 21, 1995, Registrant's Plan of Reorganization was approved by the U.S. Bankruptcy Court and, pursuant thereto, Registrant merged with Newgold, Inc., a Nevada corporation engaged in the mining business. The reorganized company is in the process of implementing the requirements and terms of said Plan of Reorganization, including filing current reports and financial information for Registrant. Any and all pending litigation and/or claims against Registrant were resolved in the Chapter 11 Plan.

Item 5. Other Information

As of November 21, 1996, Registrant, as Warehouse Auto Centers, Inc., had sub-stantially no assets, no employees or properties and any and all liabilities and/or pending litigation was resolved in the Order approving the Chapter 11 Plan of Reorganization, merging Newgold, Inc. into Warehouse Auto Centers, Inc.

Outline of Plan of Reorganization.

Pursuant to the terms of the Plan of Reorganization approved by the U.S. Bank-ruptcy Court on November 21, 1996, Registrant has:

(1) Successfully reorganized and merged with Newgold, Inc., a Nevada corpor-ation, wherein Registrant acquired 100% of the outstanding shares of Common Stock of Newgold, Inc. in exchange for 12,000,000 restricted shares of Common Stock in the Reorganized Debtor.

(2) Filed an Amendment to the Articles of Incorporation with the Secretary of State of the State of Delaware on December 2, 1996, changing the name of the corporation to Newgold, Inc. and increasing the authorized capital stock of the corporation to 50,000,000 shares of Common Stock with a par value of $.001 per share.

(3) Effected a 65:1 reverse split of Registrant's pre-petition Common Stock and obtained the new CUSIP Number 651362-10-5.

(4) Paid the allowed claims of secured creditors in full in cash upon the asset sale on August 28, 1996.

(5) Paid or will pay the unsecured trade debts and other unsecured liabilities in full with Common Stock in the Reorganized Debtor, issued pursuant to Section 1145 of the Code, on the basis of one share for each $42.00 of debt.

(6) Paid or will pay all loans incurred pursuant to Section 364 of the Code and the holders of priority Debtor Certificates, according to the terms of their Certificates, and will offer such holders the option to convert their debt to equity in the Reorganized Debtor in lieu of cash payment, through issuance of shares of Common Stock of the Reorganized Debtor, pursuant to Section 1145 of the Code.

(7) Paid or will pay Administrative Claims incurred during the Bankruptcy proceedings either in cash in full or in Common Stock of the Reorganized Debtor, pursuant to Section 1145 of the Code, on the basis of one share of Common Stock for each $1.00 of debt, at the discretion of the Creditor.

(8) Paid or will pay all Priority Administrative Claims, including, but not limited to taxes and U.S. Trustee fees in full in cash.

(9)   Appointed a new Board of Directors and Management of the Reorganized
      Debtor.

(10)  Applied for and obtained the new trading symbol , "NGLD" from NASDAQ.

(11) Canceled all outstanding pre-petition options, warrants and/or other rights or commitments by Registrant to issue any securities or pay any benefits to any person or business entity other than those approved in the Plan of Reorganization.

(12) Appointed Oxford Transfer & Registrar, 1130 S.W. Morrison, Suite 250, Portland, Oregon, as the corporation's new transfer agency.

Business of Reorganized Debtor - Newgold, Inc.

Newgold, Inc. ("Newgold") was incorporated under the laws of the State of Nevada on September 1, 1993 and in August, 1994, adopted a business plan to review, acquire and develop mining opportunities available in the U.S. mining industry. Newgold's goal has been to acquire small to medium-sized precious metals mines which have drill-indicated reserves and little or no permitting requirements prior to commencement of production. The ultimate goal of Newgold is to become a junior-sized gold production organization diversified in various aspects of the mining industry.

Newgold currently owns a gold mine located in Relief Canyon near Lovelock, Nevada and is in the process of obtaining the necessary permits to commence mining operations on the property. Newgold has performed extensive research, development and drilling on the property and, based thereon, projects the pro-perty could have an annual production of approximately 60,000 troy ounces of gold by the end of 1997, of which there can be no assurance. Revenue projec-tions for 1997 are approximately $10.2 million and growth is projected to continue to be strong throughout the year 2000, assuming the price of gold and operating expenses remain at current levels, of which there can be no assurance.

Gold Mining Industry Statistics and Economics

In 1995, a total of approximately 73.8 million troy ounces of gold were produced worldwide. Of this amount, the U.S. produced approximately 10.5 million, or 14.3% of the world's production of gold. Of the 10.5 million, approximately 6.76 million troy ounces were produced in the State of Nevada alone, representing 9.1% of the total world production of gold. The U.S. presently ranks fourth in gold production behind South Africa, Australia and the Commonwealth of Independent States (the former Soviet Union).

The Milling Process

The bulk of U.S. gold production is now being conducted using the cyanide heap leaching technique. Newgold intends to use this process to recover gold from its properties. The technique recovers disseminated gold which is microscopic in size and not visible to the naked eye. Ore is blasted, crushed and agglom-erated with cement and lime. The gold-bearing ore is then placed on slightly inclined plastic-lined pads and leached with a cyanide solution. The cyanide solution (aqua regia) converts the microscopic gold to a solution which then flows into a "pregnant pond". The solution from the pregnant pond is then pum-ped through carbon columns where the gold is collected on the carbon. The solution, sans the gold, is then returned to a barren pond where it is rein-vigoratedand re-pumped back over the heaps, thus creating a continuous closed leaching circuit.

The collecting carbon, which is manufactured from coconut shells, has an affin-ity for gold similar to steel or iron attaching itself to a magnet. The carbon columns are then flushed with heated cyanide which returns the gold back into a solution and which is then pumped into electrowinning cells where the final gold product is collected on steel wool through electroplating. The gold-laden steel wool, in turn, is fired in a furnace which converts the microscopic gold collected into a dore, or miner's, bar. This dore bar is then sold to a refinery which completes the process of refining the gold into a .999 fine gold bar.

The current national average cost for heap leach gold recovery is approximately $220 per troy ounce; gold is currently selling for between $350 and $360 per troy ounce.

Exploration and Development Programs

A major part of Newgold's business is the exploration of its existing properties and the evaluation and pursuit of potential new prospects in the exploration stage. Substantial expenditures may be incurred in an attempt to establish the economic feasibility of a property by identifying mineral deposits and establishing reserves through drilling and other techniques, designing facilities and, overall, estimating and planning mining operations for the property.

The economic feasibility of a project depends on numerous factors, including the cost of mining and production facilities required to extract the desired minerals, the total mineral deposits that can be mined using a given facility, the proximity of the mineral deposits to a user of the minerals, and the market price of the minerals at the time of sale. There is no assurance that existing or future exploration and development programs, or acquisitions of mining pro-perties, will result in the identification of deposits that can be mined profitably. Newgold, Inc. expended approximately $1,874,834 in research and development during 1996. Newgold's research and development programs will be discussed more fully in the Form 10-KSB Report to be filed for the period ended December 31, 1996.

Competition

Newgold is subject to competition from large, well-established mining companies which may have substantially greater mining capabilities and greater financial and technical resources. As a result, Newgold may be unable to successfully compete for the acquisition of potentially profitable mining properties on terms it considers acceptable. Newgold is also subject to intense competition with other mining companies in the recruitment and retention of qualified employees and geologists. In addition, the continued success of Newgold's business operations will always be subject to the fluctuation in gold prices, which cannot be predicted with any degree of accuracy.

Governmental Regulations/Compliance with Environmental Laws/Research and Development Costs

Newgold is subject to all laws, rules and regulations applicable to business engaged in the business of mining. Newgold has obtained all licensed and bonds requisite to conduct its current mining operations and fully intends to comply with all government and environmental laws, rules and regulations when conduc-ting operations on its properties. (This item will be discussed more fully and in detail in the Form 10-K to be filed on behalf of Newgold, Inc. for the period ended December 31, 1996.)

Risks Associated with Development, Construction and Mining Operations

The mining operations of Newgold are always subject to the ability to meet cost estimates and construction and production time estimates, of which there can be no assurance. Technical considerations, delays in obtaining requisite govern-mental and/or environmental approvals, the inability to obtain financing, or other factors could cause unnecessary delays in developing mineral resource properties. In addition, the business of gold and/or precious minerals mining is subject to a variety of risks and hazards, including environmental hazards, industrial accidents, flooding and the discharge of toxic chemicals. Newgold has insurance in amounts it considers adequate to protect itself against certain of these risks; however, it may become subject to liability for certain risks and/or hazards for which it does not have adequate insurance or for which it cannot obtain insurance against because of premium costs or other reasons.

Supplies and Materials

Newgold uses various mining related supplies and materials; however, it is not dependent on any one supplier for any of its supplies and materials and, there-fore, does not expect any significant impact on its mining operations in the event of any shortages or strikes related thereto.

Patents, Copyrights and Licenses

Newgold does not currently hold and is not a party to any patents, copyrights, trademarks, franchises or labor contracts.

Employees

Newgold currently has a total of 17 employees, 9 of which are Management and professional staff. None of Newgold's employees are subject to any collective bargaining agreements or union affiliations. Relations between management and employees are considered to be excellent.

SEC Reporting Requirements

Registrant has not been current in its reporting with the Securities and Exchange Commission; however, the Reorganized Debtor, Newgold, Inc., has agreed to compensate the accounting firm of Ciaccia & Catarisano, LLP to bring Registrant's books and records current and to complete the 10-KSB for the year ending January 31, 1996, as well as the requisite 10-QSB's and federal, state and local tax returns for 1996, which are due or will be due up to and includ-ing the date hereof. Additionally, Newgold has commissioned its independent accountants, Burnett Umphress & Kilgur, to audit and certify its books and records. It is anticipated that by the due date for the Form 10-KSB for the period ended December 31, 1996, the Reorganized Debtor's books and records (i.e. for both Warehouse Auto Centers, Inc. and Newgold, Inc.) will be completed and certified so as to facilitate the accounting merger of the two entities for SEC and NASDAQ purposes.

Item 6. Exhibits and Reports on Form 8-K

a. Exhibit 27.  Financial Data Schedule

And parts of Exhibits previously filed as (a) Exhibits with Registrant's Regi-stration Statement on Form SB-2 (File No. 33-49920), and Amendments thereto, declared effective on October 15, 1993, and (b) as Exhibits to Registrant's Form 10-KSB for the period ended January 31, 1996, filed January 23, 1997.

b. No reports have been filed on Form 8-K during this reporting period.

                          SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    WAREHOUSE AUTO CENTERS, INC.
                    (now NEWGOLD, INC.)

January 23, 1997       By:    /s/   Arthur Scott Dockter, President

January 23, 1997       By:    /s/   Robert W. Morris, Chief Financial Officer