Form 10QSB
period 1996-10-31
NEWGOLD INC
filed 1997-01-31
CIK 878808

U.S. SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC 20549
                         FORM 10-QSB

  X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 1996.

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

As of July 31, 1996, Registrant had 3,299,191 shares of Common Stock par value $.005, issued and outstanding.

Documents Incorporated by Reference:    Parts of the Exhibits filed with
Registrant's Registration Statement on Form SB-2 (File No. 33-49920) and Amendments thereto, declared effective on October 15, 1993, and the Exhibits filed with Registrant's Form 10-KSB for the period ended January 31, 1996.
Transitional Small Business Disclosure Format - Yes           No   x


                WAREHOUSE AUTO CENTERS, INC.
                         FORM 10-QSB
                            INDEX

PART I.   FINANCIAL INFORMATION

                                                            Page

ITEM 1.    Financial Statements                               3
           Balance Sheet - July 31, 1996                      4
           Statements of Operations - Three months ended
           July 31, 1996 and 1995 and six months ended
           July 31, 1996 and 1995                             5
           Statements of cash flows - Three months ended
           July 31, 1996 and 1995 and six months ended
           July 31, 1996 and 1995                             6
           Notes to condensed financial statements            7

ITEM 2.    Management's Discussion and Analysis or Plan of
           Operation                                          9

PART II.         OTHER INFORMATION

ITEM 1.    Legal Proceedings                                  9
ITEM 5.    Other Information                                  9

ITEM 6.    Exhibits and Reports on Form 8-K                  10

           Signatures                                        11

                AUDITORS' COMPILATION REP0RT

To the Shareholders of
Warehouse Auto Centers, Inc.

We have compiled the accompanying balance sheet of Warehouse Auto Centers, Inc., a Delaware Corporation, as of July 31, 1996, and the related state-ments of operations and cash flows for the three months ended July 31, 1996 and July 31, 1995 and for the six months ended July 31, 1996 and 1995, in accor-dance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1, the Company was forced into involuntary bankruptcy under Chapter 11 of the Federal Bankruptcy Code in June, 1995, and was authorized to continue managing and operating the business as debtor-in-possession subject to the control and supervision of the bankruptcy court. Those conditions indicate that the Company may be unable to continue as a going concern. The financial state-ments do not include any adjustments that might result from the outcome of this uncertainty. Subsequent to the end of the quarter, the Company sold substantially all of its assets and received approval by their creditors on a plan of reorganization. As of the date of this report, the Company had substantially no assets, had discontinued existing auto parts operations and entered into a plan of merger with another company.

CIACCIA & CATARISANO LLP
Certified Public Accountants


December 10, 1996
Rochester, New York




WAREHOUSE AUTO CENTERS, INC.
BALANCE SHEET
As of July 31, 1996

ASSETS

Current assets:
     Cash                                                   $    18,790
     Accounts receivable, net of allowance for doubtful
      accounts of $18,500                                        21,671
     Inventory, net                                             293,578

     Total current assets                                   $   334,039

Property and equipment, net                                 $    74,498

                                                            $   408,537
            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Debtor-in-possession financing                         $   200,000
     Liabilities subject to settlement under reorganization
      proceedings - Secured                                      69,326
     Accounts payable - post petition                           255,539
     Accrued expense                                             18,970
     Accrued franchise taxes                                      5,811
     Total current Liabilities                              $   549,646

Liabilities subject to settlement under reorganization
     proceedings - Unsecured                                $ 2,611,752

     Total liabilities                                      $ 3,161,398

Stockholders' equity:
     Common stock, par value $.005;
     authorized 10,000,000 shares                           $    16,496

     Additional paid-in-capital                             $ 7,206,113

     Accumulated deficit                                    $(9,975,470)

     Total stockholders' equity                             $(2,752,861)

                                                            $   408,537

             See Accountants' compilation report

                WAREHOUSE AUTO CENTERS, INC.

                 STATEMENTS OF OPERATIONS
         For the periods ended July 31, 1996 and 1995

                         Three Months Ended            Six Months Ended
                               July 31                     July 31
                        1996            1995        1996            1995


Sales               $  322,461     $    672,485   $ 754,203    $ 1,917,887

Cost of Sales         (225,356)        (470,000)   (525,144)    (1,345,000)

Gross Profit       $    97,105    $     202,485    $229,059    $   572,887

Selling, general and
administrative
expenses              (282,955)     (1,393,021)    (598,796)    (2,463,447)

Depreciation and
amortization                 0        (13,477)            0        (45,258)

Loss from
operations         $  (185,850)   $ (1,204,013)   $(369,737)   $(1,935,818)

Interest, net           (6,000)              0     (12,000)         (6,857)

Loss before
provision for
franchise taxes    $   (191,850)  $ (1,204,013)   $(381,737)   $(1,942,675)

Provision for
franchise taxes          (1,200)        (3,500)      (2,400)        (7,000)

     Net loss      $   (193,050)  $ (1,207,513)   $(384,137)   $(1,949,675)

Net loss per
common share       $       (.06)  $       (.47)   $    (.12)   $      (.76)

Weighted average
number of common
shares outstanding     3,299,191      2,594,987    3,299,191      2,560,320

                     See Accountants' compilation report
The accompanying notes are an integral part of these financial statements.


                WAREHOUSE AUTO CENTERS, INC.
                 STATEMENTS OF CASH FLOWS
       For the periods ended July 31, 1996 and 1995

                            Three Months Ended        Six Months Ended
                                  July 31                 July 31
                          1996            1995        1996         1995


Cash flow from
operating activities:

Net loss            $   (193,050)  $ (1,207,513)  $ (384,137)  $(1,949,675)

Adjustments to
reconcile net
loss to net
cash used in
operating activities:

Depreciation and
amortization                   0         13,477            0       45,258

Decrease in accounts
receivable                  1,845        40,414         3,607       6,190

Decrease in inventory     112,500       558,858       229,422     968,813

Stock issued in
exchange for services
and bonuses                     0       273,273             0      273,273

Decrease in prepaid
expenses and other
assets                          0        54,939             0       55,857

Increase in accounts
payable                    70,691      (170,377)      130,638     (252,167)

Increase in accrued
expenses                   (1,630)     (325,197)         (385)    (278,644)

Net cash used in
operating activities   $   (9,644)   $ (762,126)    $ (20,855) $(1,131,095)

Cash flow from
investing activities:

Purchase of equipment
and leasehold
improvements, net      $        0  $     670,661    $       0  $   671,861

Net cash flows
from investing
activities             $        0  $     670,661    $       0  $   671,861

Cash flow from
financing activities:

Issuance of common
stock, net             $        0   $          0    $       0  $  102,250

Net cash flows
from financing
activities             $        0   $          0    $       0  $  102,250

Net decrease in cash   $   (9,644)  $   (91,465)    $  (20,855)$ (356,984)

Cash, beginning of
period                     28,434        77,050         39,645    342,569

Cash, end of period    $   18,790   $   (14,415)    $   18,790  $ (14,415)

See Accountants' compilation report
The accompanying notes are an integral part of these financial statements.

WAREHOUSE AUTO CENTERS, INC
NOTES TO FINANCIAL STATEMENTS

July 31, 1996

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

Note 2:  Basis of presentation.

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of manage-ment, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. The condensed financial statements should be read in conjunction with the financial statements for the fiscal year ended January 31, 1996, contained in the Company's Form 10-KSB for the fiscal year ended January 31, 1996.















             See Accountants' compilation report

Item 2.   Managements Discussion and Analysis or Plan of Operations.

General

As a result of its inability to timely meet its financial obligations, on June 29, 1995,Registrant was involuntarily placed into Chapter 11 Bankruptcy by certain of its unsecured creditors, all pursuant to the U.S. Bankruptcy
Code. Registrant attempted to continue its business operations in the normal course of business, but steadily experienced a serious decline in its cash flow and suffered substantial losses over the year it was under protection of the U.S. Bankruptcy Court.

Results of Operations.

Sales revenues for the three months ended July 31, 1996 totaled $322,461 and gross profit totaled $97,105, compared to sales revenues of $672,485 and gross profits of $202,485 for the three months ended July 31, 1995. For the three months ended July 31, 1996, selling, general and administrative expenses totaled $282,955 compared to $1,393,021 for the three months ended July 31, 1995.

Sales revenues for the six months ended July 31, 1996 totaled $754,203 and gross profit totaled $229,059, compared to sales revenues of $1,917,887 and gross profits of $572,887 for the six months ended July 31, 1995. For the six months ended July 31, 1996, selling, general and administrative expenses totaled $598,796 compared to $2,463,447 for the six months ended July 31, 1995.

The net loss for the three months ended July 31, 1996 was $193,050, or $.06 per share, compared to $1,207,513, or $.47 per share, for the three months ended July 31, 1995, reflecting losses as a result of Registrant's inability to timely meet its financial obligations and involuntary placement into Chapter
11 bankruptcy by certain of its unsecured creditors.

Liquidity and Capital Resources

At July 31, 1996, Registrant had current assets of $334,039 and current liabilities of $549,646, reflecting working capital of $(215,607).

At July 31, 1996, Registrant was operating its business as a debtor-in-possession under the jurisdiction of the U.S. Bankruptcy Court. Unable to successfully reorganize, on August 28, 1996, Registrant sold its remaining assets to a group of investors led by its former President for $375,000 cash, which was used to pay its secured creditors in full.

Cash in the bank at July 31, 1996 was $18,790 as a result of Registrant's losses from operations and involuntary filing into Chapter 11 bankruptcy by certain of its unsecured creditors.

On or about August 1, 1996, Registrant determined that it could no longer operate as a going concern in the auto parts business and on August 28, 1996 pursuant to an Order of the U.S. Bankruptcy Court, sold all of its assets to a group of investors led by its former President for the cash sum of $375,000. The monies were used to pay secured and administrative claims of creditors under the Chapter 11 bankruptcy proceeding, leaving a balance of $28,287.65 in cash in an escrow account for Registrant.

The holders of post-petition accounts payable, in the amount of $255,539 at July 31, 1996, will be allowed the opportunity to receive payment in full or convert their debt to equity in the Reorganized Debtor (Newgold, Inc.) on the basis of one share of Common Stock for each $1.00 of debt. Total liabilities subject to settlement under the terms of the Plan of Reorganization payable to secured creditors are $69,326. The Allowed Claims of Secured Creditors (subject to settlement) will be paid in full in cash. Total liabilities subject to settlement under the terms of the Plan of Reorganization payable to unsecured creditors are $2,611,752. The Allowed Claims of Unsecured Creditors will be paid with Common Stock in the Reorganized Debtor on the basis of one share of Common Stock for each $42.00 of debt. All Allowed Adminis-trative Claims incurred during the bankruptcy proceedings will be paid in cash or in stock, at the option of the claimant/holder, in the amount of one share of Common Stock for each $1.00 of debt.

All pre-petition warrants, options and employee benefits of whatsoever nature have been canceled under the Plan of Reorganization and all outstanding Common Stock of Registrant at the time of entry of the Order Confirming the Plan of Reorganization has been reverse split on the basis of one share of the Reorganized Debtor (Newgold, Inc.) for 65 shares of Registrant.

Subsequent to the date of this report, on November 21, 1996, the U.S. Bankruptcy Court approved a Plan of Reorganization for Registrant wherein Registrant acquired 100% of the outstanding shares of Common Stock of Newgold, Inc., a Nevada corporation engaged in the mining business in exchange for 12,000,000 restricted shares of Common Stock of the reorganized company. Under the terms of the Plan of Reorganization, the name of Regis-trant was changed to Newgold, Inc.

As of November 21, 1996, Registrant, as Warehouse Auto Centers, Inc., had sub-stantially no assets, employees or properties.


                           PART II
                      OTHER INFORMATION

Item 1.   Legal Proceedings.

Registrant continues to operate as a Debtor-in-Possession under the U.S. Bankruptcy Code, pursuant to the involuntary filing of a Chapter 11 bank-ruptcy by certain of its creditors in June, 1995. On November 21, 1995, Registrant's Plan of Reorganization was approved by the U.S. Bankruptcy Court and, pursuant thereto, Registrant merged with Newgold, Inc., a Nevada corporation engaged in the mining business. The reorganized company is in the process of implementing the requirements and terms of said Plan of Reorganization, including filing current reports and financial information for Registrant.

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

SEC Reporting Requirements

Registrant has not been current in its reporting with the Securities and Exchange Commission; however, the Reorganized Debtor, Newgold, Inc., has agreed to compensate the accounting firm of Ciaccia & Catarisano, LLP to bring Registrant's books and records current and to complete the 10-KSB for the year ending January 31, 1996, as well as the requisite 10-QSB's and federal, state and local tax returns for 1996, which are due or will be due up to and including the date hereof. Additionally, Newgold has commissioned its independent accountants, Burnett Umphress & Kilgur, to audit and certify its books and records. It is anticipated that by the due date for the Form 10-KSB for the period ended December 31, 1996, the Reorgan-ized Debtor's books and records (i.e. for both Warehouse Auto Centers, Inc. and Newgold, Inc.) will be completed and certified so as to facilitate the accounting merger of the two entities for SEC and NASDAQ purposes.

Item 6.   Exhibits and Reports on Form 8-K

a.   Exhibit 27.  Financial Data Schedule

     And parts of Exhibits previously filed as (a) Exhibits with Registrant's Registration Statement on Form SB-2 (File No. 33-49920), and
     Amendments thereto, declared effective on October 15, 1993, and (b) as Exhibits to Registrant's Form 10-KSB for the period ended January 31, 1996, filed January 23, 1997.

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