Form 10QSB
period 1996-10-31
NEWGOLD INC
filed 1997-03-18
CIK 878808

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC 20549

                           FORM 10-QSB

  X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 31, 1996.

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

As of October 31, 1996, Registrant had 3,299,191 shares of Common Stock par value $.005, issued and outstanding.

Documents Incorporated by Reference:    Parts of the Exhibits filed with Regis-
trant's Registration Statement on Form SB-2 (File No. 33-49920) and Amendments thereto, declared effective on October 15, 1993, and the Exhibits filed with Registrant's Form 10-KSB for the period ended January 31, 1996.

Transitional Small Business Disclosure Format - Yes           No   x

                   WAREHOUSE AUTO CENTERS, INC.

                           FORM 10-QSB
                              INDEX

                                                            Page
PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements                                3
          Balance Sheet - October 31, 1996                    4

          Statements of Operations - Three months ended
             October 31, 1996 and 1995  and nine months
             ended October 31, 1996 and 1995                  5

          Statements of cash flows - Three months ended
             October 31, 1996 and 1995    and nine months
             ended October 31, 1996 and 1995                  6

          Notes to condensed financial statements             7

ITEM 2.   Management's Discussion and Analysis or Plan
          of Operation                                        9

PART II.  OTHER INFORMATION

     ITEM 1.      Legal Proceedings                           9

     ITEM 5.      Other Information                           9

     ITEM 6.      Exhibits and Reports on Form 8-K           10

                  Signatures                                 11

                   AUDITORS' COMPILATION REPORT

To the Shareholders of
Warehouse Auto Centers, Inc.

We have compiled the accompanying balance sheet of Warehouse Auto Centers, Inc., a Delaware Corporation, as of October 31,1996. and the related state-ments of operations and cash flows for the three months ended October 31, 1996 and October 31, 1995 and for the nine months ended October 31, 1996 and 1995, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of inanagemeut. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

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

CIACCIA & CATARISANO LLP
Certified Public Accountants
December 10, 1996
Rochester, New York

                   WAREHOUSE AUTO CENTERS, INC.

BALANCE SHEET
As of October 31, 1996

ASSETS
Current assets:
     Cash                                              $         31,709

     Total current assets                              $         31,709

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable - post petition                  $       275,861
     Accrued expense                                            22,970
     Accrued franchise taxes                                     7,011
     Total current Liabilities                         $       305,842

Liabilities subject to settlement under reorganization
     proceedings - Unsecured                                 2,611,752

     Total liabilities                                  $    2,917,594

Stockholders' equity:
     Common stock, par value $.005; authorized
     10,000,000 shares                                  $       16,496
     Additional paid-in capital                              7,206,113
     Accumulated deficit                                   (10,108,494)

     Total stockholders' equity                         $   (2,885,885)

                                                        $       31,709

               See Accountants' compilation report
The accompanying notes are an integral part of these financial statements.

                   WAREHOUSE AUTO CENTERS, INC.

STATEMENTS OF OPERATIONS
For the periods ended October 31, 1996 and 1995
                             Three Months Ended       Nine Months Ended
                                 October 31             October 31
                             1996          1995       1996          1995
Sales                   $   67,993    $   453,548    $ 822,196   $2,371,435

Cost of Sales              (47,532)      (315,000)    (572,676)  (1,660,000)

Gross Profit            $    20,461   $   138,548    $  249,520  $  711,435

Selling, general and
administrative expenses $ (148,285)   $  (581,360)   $ (744,604) $(3,044,807)

Depreciation and
amortization                     0        (13,818)            0      (59,076)

Loss from operations    $(127,824)    $  (456,630)   $ (495,084) $(2,392,448)

Interest expense, net      (4,000)              0       (16,000)      (6,857)

Loss before provision
for franchise taxes     $(131,824)    $  (456,630)   $ (511,084) $(2,399,305)

Provision for franchise
taxes                      (1,200)         (3,500)       (3,600)     (10,500)

Net loss                $(133,024)    $  (460,130)  $  (514,684) $(2,409,805)

Net loss per
common share            $    (.04)    $      (.17)  $      (.16) $      (.93)

Weighted average
number of common
shares outstanding       3,299,191       2,675,274     3,299,191    2,598,638

See Accountants' compilation report
The accompanying notes are an integral part of these financial statements.

WAREHOUSE AUTO CENTERS, INC.
STATEMENTS OF CASH FLOWS
For the periods ended October 31, 1996 and 1995
                              Three Months Ended       Nine Months Ended
                                  October 31              October 31
                             1996           1995       1996         1995
Cash flow from
operating activities:

Net loss                     $(133,024)   $(460,130)  $(517,161)$(2,409,805)

Adjustments to reconcile
net loss to net cash used
in operating activities:

Depreciation and amortization        0        3,818           0      59,076

Proceeds from the sale of
accounts receivable and
inventory                      300,502            0     300,502           0

Decrease in accounts
receivable                           0       10,284       3,607       6,474

Decrease in inventory           14,747      169,988     244,169   1,138,801

Stock Issued in
exchange for services                0            0           0     273,273

Decrease in liabilities
subject to settlement
under reorganization
proceedings-Secured            (69,326)           0     (69,326)          0

Decrease in prepaid
expenses and other assets            0            0            0     55,857

Increase (decrease) in
accounts payable                20,322      173,916      150,960    (78,251)

Increase (decrease) in
accrued expenses                 5,200       81,153        4,815   (197,491)

Net cash used in
operating activities    $      138,421 $    (10,971)  $ (117,566) $(1,142,066)

Cash flow from investing
activities:  Purchase of
equipment and leasehold
improvements, net       $            0 $          0   $        0  $   671,861

Sale of equipment               74,498            0       74,498            0

Net cash flows from
investing activities   $        74,498 $          0   $    74,498 $   671,861

Cash flow from financing
activities: Payments on
notes payable          $      (200,000)$          0   $  (200,000)$         0

Issuance of common
stock, net                           0            0             0     102,250

Net cash flows from
financing activities   $     (200,000) $          0    $  (200,000)$  102,250

Net increase (decrease)
in cash                $        12,919 $    (10,971)   $    (7,936)$ (367,955)

Cash, beginning of period       18,790      (14,415)        39,645    342,569

Cash, end of period    $        31,709 $    (25,386)   $    31,709 $ (25,386)

                   WAREHOUSE AUTO CENTERS, INC

                  NOTES TO FINANCIAL STATEMENTS

October 31, 1996


Note 1: Chapter 11 proceedings and plan of  reorganization:

     Warehouse Auto Centers, Inc. operated warehouse format auto parts and accessories superstores. On June 25, 1995, Warehouse Auto Centers, Inc.
     was forced into involuntary Chapter 11 bankruptcy by a group of creditors. As ofJanuary 31, 1996, the Company was operating its business as a debtor-in-possession under the jurisdiction of the United States Bankruptcy Court. The Company tried unsuccessfully to reorganize itself. On August 28, 1996, the Company sold its remaining assets to a group of investors led by its former President for $375,000 cash.

     Warehouse Auto Centers, Inc. is a publicly traded corporation with over 300 shareholders and in excess of 3 million shares of issued and out-standing common stock. Newgold, Inc., a gold mining company head-quartered in Reno, Nevada, was seeking a publicly traded shell. Newgold Inc. and Warehouse Auto Centers, Inc. entered into a merger agreement to take the company out of bankruptcy. The Plan of Reorganization, which was approved by the creditors on November 21, 1996, is summarized as follows:

     1. Previously paid its secured creditors in full from the asset sale proceeds.

     2. Will pay its liabilities subject to settlement - unsecured creditors in full with stock in the reorganized company's successor on the basis of one (1) share of stock for each $42 of debt.

     3. Will offer the accounts payable - post-petition creditors the oppor-tunity to receive payment or convert their debt to equity in the reorganized company's successor as payment on the basis of one (1) share of stock for each $1 of debt.

     4. Will pay Administrative Claims incurred during the Bankruptcy proceedings in cash or in stock; one share of stock for each $1 of debt.

     5. Will merge with Newgold, Inc., a gold mining company, by acquiring 100% of the outstanding shares of Newgold's stock in exchange for shares of stock in the reorganized company.

[FN]
See Accountants' compilation report

     6. Will dilute existing Warehouse Auto Centers, Inc.'s shareholders by a 1:65 reverse split of their pre-petition stock.

     7.   Has canceled all warrants, options and other employee benefits.

     8. Has appointed a new Board of Directors and management in the reorganized company.

     The Company has ceased operating its auto parts business and redirected is business by becoming engaged in the natural resource industry.

Note 2:  Basis of presentation.

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and article 10 of Regulation S-X. Accordingly, they do not include all of the informa-tion and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. The condensed financial statements should be read in conjunction with the financial statements for the fiscal year ended January 31, 1996, contained in the Company's Form 10-KSB for the fiscal year ended January 31, 1996.

[FN]
               See Accountants' compilation report

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

Results of Operations.

Sales revenues for the three months ended October 31, 1996 totaled $67,993 and gross profit totaled $20,461, compared to sales revenues of $453,548 and gross profits of $138,548 for the three months ended October 31, 1995. For the three months ended October 31, 1996, selling, general and administrative expenses totaled $148,285 compared to $581,360 for the three months ended October 31, 1995.

Sales revenues for the six months ended October 31, 1996 totaled $822,196 and gross profit totaled $249,520, compared to sales revenues of $2,371,435 and gross profits of $711,435 for the six months ended October 31, 1995. For the six months ended October 31, 1996, selling, general and administrative expenses totaled $744,604 compared to $3,044,807 for the six months ended October 31, 1995.

The net loss for the three months ended October 31, 1996 was $133,024, or $.04 per share, compared to $460,130, or $.17 per share, for the three months ended October 31, 1995, reflecting losses as a result of Registrant's inability to timely meet its financial obligations and involuntary placement into Chapter 11 bankruptcy by certain of its unsecured creditors.

Liquidity and Capital Resources

At October 31, 1996, Registrant had current assets of $31,709 and current liabilities of $305,842, reflecting working capital of $(274,133).

At October 31, 1996, Registrant was operating its business as a debtor-in-possession under the jurisdiction of the U.S. Bankruptcy Court. Unable to successfully reorganize, on August 28, 1996, Registrant sold its remaining assets to a group of investors led by its former President for $375,000 cash which was used to pay its secured creditors in full.

Cash in the bank at October 31, 1996 was $31,709 as a result of Registrant's losses from operations and involuntary filing into Chapter 11 bankruptcy by certain of its unsecured creditors.

On or about August 1, 1996, Registrant determined that it could no longer operate as a going concern in the auto parts business and on August 28, 1996 pursuant to an Order of the U.S.Bankruptcy Court, sold all of its assets to a group of investors led by its former President for the cash sum of $375,000. The monies were used to pay secured and administrative claims of creditors under the Chapter 11 bankruptcy proceeding, leaving a balance of $28,287.65 in cash in an escrow account for Registrant.

The holders of post-petition accounts payable, in the amount of $275,861 at October 31, 1996, will be allowed the opportunity to receive payment in full or convert their debt to equity in the Reorganized Debtor (Newgold, Inc.) on the basis of one share of Common Stock for each $1.00 of debt. Total liabilities subject to settlement under the terms of the Plan of Reorganization payable to unsecured creditors are $2,611,752. The Allowed Claims of Unsecured Creditors will be paid in full with Common Stock in the Reorganized Debtor on the basis of one share of Common Stock for each $42.00 of debt. All Allowed Administrative Claims incurred during the bankruptcy proceedings will be paid in cash or in stock, at the option of the claimant/ holder, in the amount of one share of Common Stock for each $1.00 of debt.

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

As of November 21, 1996, Registrant, as Warehouse Auto Centers, Inc., had substantially no assets, employees or properties.

                             PART II
                        OTHER INFORMATION

Item 1.   Legal Proceedings.

Registrant continues to operate as a Debtor-in-Possession under the U.S. Bankruptcy Code, pursuant to the involuntary filing of a Chapter 11 bankruptcy by certain of its creditors in June,1995. On November 21, 1995, Registrant's Plan of Reorganization was approved by the U.S. Bankruptcy Court and, pursuant thereto, Registrant merged with Newgold, Inc., a Nevada corporation engaged in the mining business. The reorganized company is in the process ofimplementing the requirements and terms of said Plan of Reorganization, including filing current reports and financial information for Registrant. Any and all pending litigation and/or claims against Registrant were resolved in the Chapter 11 Plan.

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