Form 10KSB/A
period 1996-01-31
NEWGOLD INC
filed 1997-06-30
CIK 878808

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               AMENDMENT NO. 1 TO
                                  FORM 10-KSB/A

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the Fiscal Year Ended                                    Commission File No.
    January 31, 1996                                               0-20722


                           WAREHOUSE AUTO CENTERS,INC.
                           ---------------------------
                             (Debtor-in-Possession)


         Delaware                                                16-1400479
(State or other jurisdiction of                               (IRS Employer
 Incorporation or Organization)                              Identification No.)



                                  NewGold Inc.
                            5190 Neil Road, Ste. 320
                               Reno, Nevada 89502
                    (Address of principal executive offices)

                                 (702) 823-4000
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:


Title of Each Class                    Name of Each Exchange on Which Registered
-------------------                    -----------------------------------------

Units, consisting of one share of Common Stock,          OTC Bulletin Board
$.005 par value, one Redeemable Class A Common
Stock Purchase Warrant and one Redeemable Class B
Common Stock Purchase Warrant

Common Stock, $.005 par value                            OTC Bulletin Board
Redeemable Class A Common Stock Purchase Warrants        OTC Bulletin Board
Redeemable Class B Common Stock Purchase Warrants        OTC Bulletin Board

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 YES                                              NO   X
                    ------                                          ------
Indicate by check mark if disclosure of delinquent in response pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.   X
                  -----

Registrant's gross revenues for its most current fiscal year were $2,818,004.

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $197,951 as of November 21, 1996.

As of November 21, 1996, Registrant had 3,299,191 shares of Common Stock, par value $.005, issued and outstanding.

Documents Incorporated by Reference

Parts of the Exhibits filed with Registrant's Registration Statement on Form SB-2 (File No. 33-49920), and Amendments thereto, declared effective on October 15, 1993.

THE REGISTRANT HEREBY AMENDS THIS REPORT FOR THE SOLE PURPOSE OF THE ELECTRONIC FILING OF EXHIBITS WHICH WERE PREVIOUSLY FILED IN PAPER FORMAT. THE PORTIONS OF THIS REPORT OMITTED FROM THIS AMENDMENT AND PREVIOUSLY FILED WITH THE SECURITIES AND EXCHANGE COMMISSSION ARE INCORPORATED BY THIS REFERENCE.

ITEM 13:  EXHIBITS,  LIST AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit No.    Description
          -----------    -----------

              2          Plan of Reorganization

            3.1          Certificate of Incorporation of Registrant(1)

            3.1(a)       Amendment to Certificate of Incorporation of Registrant

            3.2          By-Laws of Registrant (1)

            10.1         Contract of Sale for Relief Canyon Mine

            10.2         Agreement for Lease, Purchase and Sale of Property re:
                         the Mission Mine

            10.3         Lease Agreement for Office Space in Reno, Nevada

            23 Consent of Ciaccia & Catarisano, LLP, independent public accountants for the Registrant

     (b)  Reports on Form 8-K.  None

----------

(1) Incorporated by reference: Exhibits filed with Registrant's Registration Statement on Form SB-2 (File No. 33-49920), and Amendments thereto, declared effective on October 15, 1993.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          NEWGOLD, INC., a Delaware corporation

Date:  Jan 21,1997                        By:  /s/
     -------------                           -----------------------------------
                                             Arthur Scott Dockter, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.


Signature                               Title                          Date



/S/                      President, Chief Executive Officer and       1/21/97
--------------------     Director                                   -----------
Arthur Scott Dockter


/S/                      Chief Financial Officer and Director       Jan 21, 1997
--------------------                                                ------------
Robert W. Morris


/S/                      Secretary/Treasurer and Director             1/21/97
--------------------                                                ------------
Edward Mackay

                               INDEX TO EXHIBITS


          Exhibit
            No.          Description of Exhibit
          -------        ----------------------


              2          Plan of Reorganization

            3.1          Certificate of Incorporation of Registrant(1)

            3.1(a)       Amendment to Certificate of Incorporation of Registrant

            3.2          By-Laws of Registrant (1)

            10.1         Contract of Sale for Relief Canyon Mine

            10.2         Agreement for Lease, Purchase and Sale of Property re:
                         the Mission Mine

            10.3         Lease Agreement for Office Space in Reno, Nevada

            23 Consent of Ciaccia & Catarisano, LLP, independent public accountants for the Registrant

----------

(1) Incorporated by reference: Exhibits filed with Registrant's Registration Statement on Form SB-2 (File No. 33-49920), and Amendments thereto, declared effective on October 15, 1993.