Form 10KSB
period 1997-01-31
NEWGOLD INC
filed 1997-06-30
CIK 878808

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

          [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

                 For the thirteen months ended January 31, 1997

        [ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                         Commission file number 0-20722

                                  NEWGOLD, INC.
                 (Name of small business issuer in its charter)

       Delaware                                                  16-1400479
------------------------                                    --------------------
(State of other juris-                                      (I.R.S. Employer
diction of incorporation                                     Identification No.)
or organization)

                 5190 Neil Road, Suite 320, Reno, Nevada 89502
                 ---------------------------------------------
                        (Address of principal (Zip Code)
                               executive offices)

                   Issuer's telephone number: (702) 823-4000
                                            ----------------

Securities registered under Section 12(b) of the Exchange Act:            None
                                                                         -------

Securities registered under Section 12(g) of the Exchange Act:


                    Common Stock, par value $0.001 per share
                    ----------------------------------------
                                (Title of Class)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes No X

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

         Issuer's revenues for its most recent fiscal year:  $0

         Aggregate market value of the voting stock held by non-affiliates as of June 23, 1997: Unknown

         Number of shares of Common Stock outstanding as of June 20, 1997:
         18,761,839

         Documents Incorporated by Reference:  None.

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes No X

         Transitional Small Business Disclosure Format (check one): Yes No X

                                     PART I

ITEMS 1 AND 2:  BUSINESS AND PROPERTIES

         Newgold, Inc. (the "Company") is engaged in the mining and processing of gold and silver ore and the exploration, acquisition and development of gold-bearing properties in the continental United States. The Company is currently developing or exploring its three properties: (1) the Relief Canyon Mine, located in Pershing County, Nevada; (2) the Mission Mine, located in Riverside County, California; and (3) the Bruner Property, located in Nye County, Nevada.

         The Company has not begun commercial mining on any of its properties. The Relief Canyon Mine and the Mission Mine are in the process of being permitted to allow production to commence, which is anticipated to begin during the second half of 1997. The Bruner Property is an exploration property. The Company's mines consist of open-pit and underground operations utilizing a combination of heap leaching and conventional milling facilities to extract gold.

         On June 29, 1995, the Company, then operating as Warehouse Auto Centers, Inc., a Delaware corporation ("WAC"), a discount auto parts retail outlet, was involuntarily placed into Chapter 11 Bankruptcy by certain of its unsecured creditors pursuant to the U.S. Bankruptcy Code (the "Code"). Pursuant to a plan of reorganization (the "Plan") approved by the U.S. Bankruptcy Court for the Western District of New York, on November 21, 1996, the Company was merged with Newgold, Inc., a Nevada corporation ("NGNV").

         Under the terms of the Plan, the Company: (i) effected a 1-for-65 reverse stock split of the Company's outstanding securities; (ii) acquired all of the shares of NGNV in exchange for 12,000,000 shares of the Company's Common Stock (post-reverse split); (iii) filed an amendment to its Articles of Incorporation changing its name to Newgold, Inc., and increasing the Company's authorized shares of Common Stock to 50,000,000 shares with a par value of $.001 per share; (iv) obtained a new CUSIP number (651362-10-5) and trading symbol, "NGLD," from the National Association of Securities Dealers ("NASD"); (v) paid off its creditors in cash or with shares of Common Stock pursuant to Section 1145 of the Code; (vi) appointed a new Board of Directors and management; (vii) canceled all pre- petition options, warrants and other rights of commitments by the Company to issue any securities or pay any benefits to any person or business entity other than those approved in the Plan; and (viii) appointed Oxford Transfer & Registrar as the Company's transfer agent.

         Prior to completion of the Plan, the Common Stock of WAC was traded on the NASDAQ Electronic Bulletin Board under the symbol "WHACQ". There have been no trades of the Company's Common Stock since January 1997. The Company has arranged for a new market maker to file an information statement pursuant to Rule 15c2-11 promulgated under the Securities Exchange Act of 1934. As of the date of this Report, trading has not yet commenced.

         NGNV was incorporated under the laws of Nevada on September 1, 1993 and the Company commenced operations as Newgold, Inc., a Delaware corporation, on November 21, 1996, the effective date of the Merger. The Company's headquarters is located at 5190 Neil Road, Suite 320, Reno, Nevada 89502; and its telephone number is (702) 823-4000. All references to the "Company" refer to NGNV or the merged entity operating as Newgold, Inc.

         The Company operates in one industry segment solely within the United States. For financial information regarding the Company, see "Item 7: Financial Statements And Supplementary Data."

         The Company's capital requirements have been and will continue to be significant. The Company has, to date, received no revenues from mining operations. The Company has been dependent primarily on the private placements of its securities. The Company anticipates, based on its current proposed plans and assumptions relating to its mining operations, that proceeds from its prior private placements, borrowings and planned revenues will not be sufficient to satisfy the Company's contemplated cash requirements and the Company will be required to raise additional funds immediately. If the Company is unable to obtain additional financing, it will be required to curtail the development of its mining operations and may cease its operations. Any additional equity financing may involve substantial dilution to the Company's then-existing shareholders. The Company's independent accountants have included an explanatory paragraph in their report dated June 18, 1997, on the Company's financial statements for the thirteen months ended January 31, 1997, indicating substantial doubt about the Company's ability to continue as a going concern.

GLOSSARY OF MINING TERMS

         See "Glossary of Mining Terms" contained on page 23 for definitions of terms used in the following discussion.

MINING AND PROCESSING METHODS TO BE USED BY THE COMPANY

         Mining and processing methods to be used by the Company include milling open-pit mining, underground mining and heap leaching. The following is a general description of the mining and processing methods to be used at the Company's mines.

         Open-Pit Mining Operations

         The Company plans to conduct open-pit mining utilizing industry-employed methods and proven equipment. Open pit mining is the process of mining ore directly from the surface of a mining claim. Mine plans are designed to remove overburden (non-ore bearing rock) to expose sufficient ore to meet processing requirements. Material is generally drilled and blasted in 15-foot benches of ore. The blasted material is then loaded onto off-road haul trucks using front-end loaders. Overburden is transported outside the pits and placed on piles, or used to backfill pits where operationally feasible. Ore is transported by haul trucks to one of several destinations. Depending on the ore grade, ore is either taken from the pit and stacked from the trucks directly onto heap leach pads or crushed before being stacked onto heap leach pads.

         Underground Mining Operations

         The objective of underground mining is to extract the ore below the surface of the earth safely and economically. Entry is through a tunnel or shaft, and the ore is mined in stopes, or rooms. The Company will utilize an underground mining method called "cut-and- fill stoping." Cut-and-fill stoping is a method used in steeply dipping veins or beds. In this method, material is built up as the stoping progresses and the ore is taken out of the mine and processed.

         Heap Leaching

         In conventional heap leaching, the ore is hauled from the pit and crushed to an optimum size, depending the nature of the ore. The crushed ore is then mixed with lime and/or cement and hauled or conveyed to the leach pad where it is stacked. The stacked ore is then cross-ripped to increase solution percolation, and a weak cyanide solution is applied to the top of the heaps using drip and sprinkler irrigation techniques. This solution percolates down through the ore, where the cyanide leaches the gold from the rock. The cyanide solution containing the gold collects on a lined pad. All leaching occurs in a closed system on lined pads designed to meet applicable environmental protection standards. The system is designed to recover all cyanide and prevent its escape or infiltration into the ground.

         The gold-bearing pregnant solutions are collected from each heap and pumped from the heap leach pads to the plant facilities for recovery. The gold is recovered through carbon absorption followed by conventional pressure stripping of the carbon using a high- temperature caustic solution, which is then pumped to electro-winning cells or to a zinc- precipitation circuit. Gold is electroplated onto cathodes. The resultant electroplated material is removed from the cathodes, fluxed, smelted and poured into dore' bars for shipment to a third-party refinery.

         Run-of-mine heap leaching is identical to conventional heap leaching, except that the ore and lime are placed directly on heap leach pads, without being crushed as a preliminary step. Run-of-mine heap leaching cycles are typically longer and recoveries are typically lower than conventional heap leaching.


RELIEF CANYON MINE

         The Relief Canyon Mine is an open-pit, heap leaching operation located approximately 110 miles northeast of Reno, Nevada. The Company currently holds 441 unpatented mining claims and leased property covering approximately 8,800 acres. The mine is readily accessible by improved roads. Water for mining and processing of operations is provided by two wells located on the property in close proximity to the mine. Power is provided by a local rural electric association and phone lines are present at the mine site.

         Background and History

         The Relief Canyon gold deposit was discovered by Duval Corporation, ("Duval") in 1981. Lacana Mining, ("Lacana") purchased the property from Duval, drilled additional holes to establish reserves, and commenced mining in 1984 as an open-pit cyanide heap leach operation. In 1986, Pegasus Gold, Inc.
("Pegasus"), purchased the mine from Lacana, drilled additional holes for a total of approximately 400 and approximately 120,000 linear feet to confirm reserves, and mined a cumulative total of approximately 6.3 million tons of gold ore containing an average of 0.035 ounces per ton from 1986-1989. Pegasus ceased mining activities in 1989 and reclaimed the mine site from 1990-1992.

         In 1993, Pegasus sold the Relief Canyon Mine to its reclamation contractor, J.D. Welsh & Associates ("Welsh"). Welsh continued to rinse the heaps to detoxify them of their cyanide content and recovered minor amounts of gold in the process.

         On January 10, 1995, NGNV purchased the mine from Welsh for $500,000, which at that time consisted of 39 unpatented lode mining claims, buildings, fixtures, leach pads, water rights, various permits and a lease (the "Santa Fe Lease") to fee simple real property entered into between Welsh and Santa Fe Gold Company, recently merged with Newmont Gold Company ("Santa Fe"). Welsh assigned the Santa Fe Lease to the Company at an annual lease payment of $12,500. The Santa Fe Lease requires that Santa Fe consent to any assignment. To date, Santa Fe has not formally consented to the assignment, but has accepted payment of the Company's lease payments and it is the Company's position that such acceptance constitutes consent. Subsequent to the signing of the contract for sale, the parties reduced the amount due Welsh to $450,000 because of Welsh's inability to secure Santa Fe's acceptance of assignment of the Santa Fe Lease. See "Risk Factors -- Uncertainty of Title."

         Pursuant to the Santa Fe Lease, the Company is obligated to pay Santa Fe a 2.5% net smelter royalty ("NSR") on production from the Relief Canyon Mine (the "Santa Fe Royalty"), with a minimum annual royalty advance of $13,125 per year. The Santa Fe Royalty relates only to land acquired from Welsh.

         Repadre Capital Corporation ("Repadre") purchased a 3% NSR from the Company for $500,000 in the fall of 1996 (the "Repadre NSR"). These funds were applied to the Company's ongoing reserve confirmation and expansion program at the Relief Canyon Mine. Under the terms of Repadre NSR, Repadre has a 3% NSR which may be allocated to either the Relief Canyon Mine or the Mission Mine at Repadre's option. Repadre currently has assigned 1.5% on the Relief Canyon Mine and 1.5% on the Mission Mine. See "Mission Mine Project". Repadre can, at any time, choose to place all of its royalty amount (3%) on one of either of the two aforementioned projects.

     In addition to the 39 unpatented mining claims acquired by Welsh, the Company has staked an additional 402 claims with the Bureau of Land Management ("BLM") and is seeking to stake additional claims. Annual Federal and state holding payments for the unpatented claims are $44,100. See "Risk Factors--Uncertainty of Title."

         On  June  12,  1997,  two  mechanic's  and  materialsmen's   liens,  in
approximately the aggregate amount of $135,000 were filed against the property relating to the Relief Canyon Mine for outstanding account payables.

         Geology

         Gold mineralization at the Relief Canyon Mine is hosted in an interformational tectonic breccia between younger, thin-bedded sandy shales of the Triassic Grass Valley Formation and older thin-to-medium bedded Triassic Cane Springs limestone, as well as along high-angle faults and bedding plane faults in the Cane Springs limestone. Tertiary sills of quartz monzonite and dacite have intruded the breccia along high angle northwesterly faults and acted as traps for later gold-bearing hydrothermal solutions. The ore body is hosted in an anticline, with a steeper dip on the eastern limb, and plunges south-southwest. Most mine development has been on the more accessible western limb of the fold. Large, low-angle northwesterly striking faults, originally interpreted as thrust faults, appear to have occurred along stratigraphic beds, and may be detachment faults rather than thrusts. Multiple high-angle faults, representing several regionally significant tectonic fabrics, also cross-cut the Relief-Packard Flats area.

         The Company is in the process of determining the proven and probable reserves of gold of the Relief Canyon Mine. There are currently no proven or probable reserves of gold at the Relief Canyon Mine. See "Risk Factors--Risks of Gold Mining"

         Drill Program

         Most prior drilling on the Relief Canyon site was limited to 350 to 400-foot depths. No prior drilling tested deeper than 755 feet. An ongoing 80,000 linear-foot drilling program, designed to upgrade the pre-drill program reserve status to the proven category, has been implemented by the Company along with a deep drill program which to date has produced two holes, one 1,500 feet deep and the other, 1,050 feet deep.

         Development and Planned Mining and Processing

         The  Relief  Canyon  Mine  is an  open-pit,  heap  leaching  operation.
Material is mined by conventional open-pit, truck loader methods as described above. The Company has developed the infrastructure of the mine which consists of four existing heap leach pads, pregnant and barren solution ponds, processing building with carbon recovery columns, carbon stripping circuit, retort and furnace, three open mine pits, access roads, active power lines and two active water wells.

         The Relief Canyon Mine will be operational upon approval of its Plan of Operations and issuance of a zero discharge permit and an environmental assessment by the Nevada Department of Environmental Protection and final approval by the BLM. Final approval and production for Relief Canyon Mine is expected in the third quarter of 1997. A condition to regulatory approval is the posting of a $880,000 bond with the BLM, which the Company does not expect to be able to post until such time as it can raise additional funding. The Company estimates reclamation costs to be approximately $880,000. There can be no assurance that the Company will receive such permits or regulatory approval in a reasonable time, or ever. The failure of the Company to receive the necessary approval would have a materially adverse effect on the Company. See "Risk Factors--Government Permits; Environmental Controls"; and "Item 6: Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The Company plans to begin to mine approximately 3.3 million tons of oxide gold ore. Ore will be stacked on leach pads, sprinkled with dilute cyanide solutions and the pregnant solutions piped to the plant for recovery of gold. A portion of the ore will be crushed and agglomerated prior to being stacked on the leach pads. Mining will be performed by a third-party contractor. Metallurgical testing has indicated that a gold recovery of up to 65% of contained gold from the heap leach operation is attainable. However, there can be no assurance that the Company will recover sufficient quantities of gold nor attain commercially feasible operating costs. Further, while the operation is anticipated to be profitable at current gold prices, there are no guarantees that gold prices will remain at this level, nor are there guarantees that the operation will be profitable. See "Gold Market"; "Risk Factors--Risks of Gold Mining."

         Exploration

         The Company continues exploration activity on the Relief Canyon Mine through drilling and geological surveys.

MISSION MINE PROJECT

         The Mission Mine is an underground mining operation located approximately 19 miles south-southeast of Twenty-Nine Palms, California, and is made up of 22 unpatented mining claims consisting of approximately 440 acres. The project is readily accessible via maintained roads. The infrastructure consists of underground workings and a small gravity mill. Water is available from area wells which the Company has contracted to use and power is available at the mine site through the use of diesel on-site generators.

         Background and History

         Gold-bearing veins were discovered on the property in 1887. Underground mining commenced on the property in 1929, and continued sporadically until the mid-1970's by individual miners and small companies. The Mission Mine consists of two 600-foot vertical shafts with four levels, containing 1,365 feet of underground workings on the Water Well Vein structure; a 350-foot shaft on the Verde Vein; and a 70-foot shaft on the Lone Star Vein. Past production reported from the property is approximately 1,200 ounces of gold at head grades of 0.8 ounces a ton. The Company acquired a lease-purchase option on the property and mining equipment during 1996 from Joie Jamison, as described below.

         Property Interests

         The property consists of 22 unpatented lode-bearing claims which total approximately 440 acres. Within this acreage exists three additional historic mines, the Duplex Mine, the Golden Egg Mine and the Sunset Mine, none of which the Company has yet explored or exploited. The Company has entered into a seven-year lease-purchase option ("Jamison Lease") on the property with Joie Jamison ("Jamison"), for an aggregate purchase price, if such option is exercised, of $3,500,000.

         Under the terms of the Jamison Lease, the Company has agreed to pay Jamison a 2.5% NSR and the Company has agreed to a minimum royalty payment. The minimum royalty payment is currently $10,000 per month and increases each year by $10,000 per month up to a maximum of $70,000 per month commencing March 1, 2003, until the purchase price is paid. All royalty payments will be applied to the purchase price. The Company is obligated to pay all taxes applicable to the property. The Company has the right to terminate the agreement should it become economically unsound to continue with mining operations at no additional cost to the Company.

         In addition, under the terms of the Repadre NSR, Repadre currently has a 1.5% NSR on the proceeds of production from the Mission Mine which, at Repadre's option, may be increased to a maximum of 3%.

         Geology

         Economic gold mineralization at the Mission Mine consists of free milling gold hosted in iron/manganese-stained clay (fault gouge) and quartz veins. The veins are approximately 3 feet in width, with slightly increasing width upon increasing depth; gold/silver ratios go as high as 10:1, with minor amounts of base metals at the 600- and 1,200-foot levels in the Mission and Duplex Mines, respectively. This suggests that the veins are in the upper level of an epithermal vein system with considerable mining depths. Surface mapping and sampling has confirmed a 6,000 foot strike-length of multiple gold-bearing veins within a northwest trending fault zone, in which the Mission Mine is located. Underground mapping has identified gold mineralization with an average grade of 0.8 ounce per ton, previously thought to be confined to the Water Well Vein. The Water Well Vein occurs as multiple parallel veins within one of four northwest trending fault zones, which cuts a Mesozoic Quartz Monzonite country rock on the property. The three other parallel fault zones on the property contain similar multiple gold-bearing veins.

         Reserves

         The Company is in the progress of delineating the minable reserves of the property and as of the date of this Report the property is without known reserves. The mine has been developed to a 600-foot depth and only 400 feet along the strike of a 6,000-foot vein system. Additional reserves are anticipated to be developed at the depths, as well as in the other three parallel vein systems on the property, mentioned above. There can be no assurance that sufficient reserves exist or that such reserves may be mined at a commercially viable cost.
See "Risk Factors--Risk of Gold Mining."

         Development and Planned Mining and Processing

         The Company has mapped and sampled the underground workings at the Mission Mine, as well as the surface of the claim block. Gold mineralization has been identified throughout the 6,000 feet of the exposed multiple vein system on which the Mission Mine is developed. Historical commercial gold recovery methods used at the Mission Mine have been by gravitational concentration, a non-cyanide method.

         The Company is in the process of refurbishing the underground mining systems and upgrading the equipment to meet state and federal standards. In addition, prior to opening the mine, the Company must obtain the applicable permits described below.

         The property is currently permitted to operate as a small underground mining and milling operation. The Company plans to seek modification of the permit to increase the underground mining rate to 250 tons per day. The Company expects to have its permitting completed during the third quarter of 1997. However, there can be no certainty that the Company will be able to obtain such a permit within a reasonable time, if ever. Failure of the Company to obtain the permit modification would have a material adverse effect on the Company. See "Risk Factors--Government Permits."

BRUNER PROPERTY

         The Bruner property, which consists of 29 patented mining claims and 453 unpatented lode mining claims covering approximately 9,600 acres, is in the exploration stage and is located approximately 60 miles southeast of Fallon, Nevada, approximately 130 miles east of Reno, Nevada and 25 miles north-northeast of Gabbs, Nevada. It is accessible by paved and unpaved public roads. Because the property is in the exploration stage, the Company has not yet established sources for water and power. There can be no certainty that the Company will be able to acquire water at commercially reasonable terms or at all. Failure to acquire water could have a materially adverse effect on the Company's ability to commercially mine the Bruner property. Telephone service would have to be via remote methods. The Company is unaware of any prior commercial mining operations on the Bruner property. See "Risk Factors--Risks of Gold Mining."

         Property Interests

         On October 11, 1996, the Company entered into a letter of intent to enter into a four-year lease/option to purchase the Bruner property with Miramar Mining Corporation ("Miramar"). Pursuant to the terms of the letter of intent, which is currently being formalized into a written agreement, the Company will make annual rental payments of approximately $80,000 per year until the year 2000 or until the Company chooses to exercise its option and pay $870,000 plus 100,000 shares of the Company's Common Stock. Miramar will also receive a 2.5% royalty on all gold production over 200,000 ounces. Miramar also has an option to enter into a joint venture with the Company for 25% of the operation if gold reserves exceed 1,000,000 ounces. In addition, the Company is obligated to conduct a minimum work program of 10,000 feet of drilling per year on the Bruner Property. There can be no certainty that the Company and Miramar will enter into a final agreement. As of the date of this Report, the Company has made a non-refundable deposit of $10,000 and a rental payment of $80,000. If Miramar and the Company do not execute a final agreement, the Company would loose any rights to mine at the Bruner property and the Company would forfeit its payment of $80,000. See "Risk Factors--Uncertainty of Title."

         Geology

         Historically, the Bruner district was developed on high-grade, gold-quartz-adularia veins hosted in brecciated Tertiary alkali volcanics. Production records are poor. Past production, as estimated from mill tailings and dumps, was approximately 100,000 tons gold- silver ore with production grades at approximately one ounce per ton. Lack of surface water limited the amount of development of the district. Past mining was done using underground methods; however, the Company would plan on using the open-pit method of mining should the Company determine such activity to be commercially feasible.

         Bonanza-style gold-silver mineralization is hosted in quartz-adularia veins hosted in shear zones with strong northwesterly and/or north-northeasterly trends. Gold grades in these shear zones appear to increase at the flanks of rhyolitic domes and plugs which have intruded the porous volcaniclastic package. Similar geologic settings are found at the Round Mountain and Rawhide gold deposits, which contain more than 7 million troy ounces and 1 million ounces of gold, respectively, approximately 100 miles to the southeast of the property. Alteration of volcanics significant to gold mineralization can be found on more than 70% of the property, and consists of quartz flooding and veining, clays and potassic micas.

         Reserves

         While no minable reserves have been defined on the property by the Company, a significant amount of both surface and subsurface exploration work has been performed. Surface work has consisted of geologic mapping, sampling, thematic mapping, and airborne and ground geophysics. Subsurface exploration work has consisted of both sampling underground workings and approximately 15,000 feet of reverse circulation percussion drilling indicating the presence of mineralization. See "Risk Factors--Risks of Gold Mining."

         Development and Planned Mining and Processing

         Metallurgical work performed by Miramar consisted of cyanide column tests by a third-party laboratory of bulk samples taken of oxidized gold-bearing rocks within underground small mine workings on a portion of the property. Average gold recovery from two-inch material with head grades of 0.032 ounces per ton was 68% at the end of 30 days. The Company will attempt to confirm these results in the process of its work on the property. However, there can be no assurance that the Company's actual gold production will reach such estimates. See "Risk Factors--Risks of Gold Mining."

         At the time of this Report, the Company has not made any production commitments for this property and no reserves have been delineated. There are no guarantees that the Company will elect to go into production at the Bruner property. See "Risk Factors--Risks of Gold Mining."

WASHINGTON GULCH PROPERTY

         The Company acquired the Washington Gulch Mine located in Montana from Edward Mackay, a former officer and director and currently a principal shareholder of the Company, in exchange for 3.8 million shares (post stock-split) of Common Stock. Mr. Mackay was not an officer or director of the Company at the time of the transaction. See "Item 12: Certain Relationships and Related Transactions." The Company has determined that the Washington Gulch Mine does not fit its property profile; therefore, the Company is not going to pursue commercial mining activity. The Company is currently in the process of selling the plant and equipment of the Washington Gulch Mine and the ground will have to be reclaimed. Management estimates reclamation costs to be approximately $25,000. After reclamation, the Company will request the return of its $206,000 reclamation bond currently being held by the State of Montana.

EXPLORATION, DEVELOPMENT OF MINE PROPERTIES AND EVALUATION

         The Company conducts a grassroots exploration program in the continental United States. The Company focuses on pure gold properties and polymetallic deposits with a majority gold component. In addition, the Company pursues aggressive exploration programs at its properties. The Company spent approximately $2.3 million on exploration, development of mine properties and evaluation activities for the thirteen months ended January 31, 1997 and approximately $.7 million for fiscal year ended December 31, 1995. The Company estimates that it will spend approximately $2 million during the fiscal year ending January 31, 1998. Actual expenditures will vary depending on the results of exploration activities at the Company's properties, the acquisition of new properties and the Company's financial resources.

MARKETING

         The Company plans to sell its production from its mines to metals firms pursuant to fixed price forward contracts and at spot prices prevailing at the time of sale. As of the date of this Report, the Company does not have any sales contracts.

PERMITTING

         The Company is required to obtain numerous permits at the federal, state and county levels. Permitting is a continuing process, and as the Company expands its operations at existing mining sites or acquires new properties, the Company will be required to amend its existing permits and obtain new permits. The Company is in the process of obtaining the necessary permits for the Relief Canyon Mine and is amending its current permit at the Mission Mine. While the Company believes it will obtain such required permits and amendments, the failure to receive such permits would have an material adverse effect on the Company. See "Risk Factors--Government Permits" and "--Environmental Controls"

INSURANCE

         The business of gold mining is subject to certain types of risks, including environmental hazards, industrial accidents, and theft. The Company carries insurance against certain property damage loss (including business interruption) and comprehensive general liability insurance. While the Company maintains insurance consistent with industry practice, it is not possible to insure against all risks associated with the mining business, or prudent to assume that insurance will continue to be available at a reasonable cost. The

Company has not obtained environmental liability insurance because such coverage is not considered by management to be cost effective.

GOVERNMENT CONTROLS AND REGULATIONS

         The Company's business is subject to extensive governmental controls and regulations which are subject to amendment from time to time. The Company is unable to predict what additional legislation or amendments may be proposed that might affect its business or the time at which any such proposals, if enacted, might become effective. Such legislation or amendments, however, could require increased capital and operating expenditures and could prevent or delay certain operations of the Company.

         Outlined below are some of the more significant aspects of governmental controls and regulations which materially affect the Company's principal area of business.

         Regulation of Mining Activity

         All of the Company's operations, including its exploration, development and production activities, are subject to environmental laws, policies and regulations. These laws, policies and regulations regulate, among other matters, emissions to the air, discharges to water, management of waste, management of hazardous substances, protection of natural resources, protection of endangered species, protection of antiquities and reclamation of land. The Company's operations are also subject to numerous other Federal, state and local laws and regulations. At the Federal level, the mining operations of the Company are subject to inspection and regulation by the Division of Mine Safety and Health Administration of the Department of Labor ("MSHA") under provisions of the Federal Mine Safety and Health Act of 1977. The Occupation and Safety Health Administration ("OSHA") also has jurisdiction over certain safety and health standards not covered by MSHA.

         The Company's proposed mining operations and all future exploration and development projects also require or will require a variety of permits. Although the Company believes the permits for these projects can be obtained in a timely fashion, permitting procedures are complex, costly, time consuming and subject to potential regulatory delay. The Company does not believe that existing permitting requirements or other environmental protection laws and regulations would have a material adverse effect on its business, financial condition or results of operations. However, the Company cannot be certain that future changes in laws and regulations would not result in significant additional expenses, capital expenditures, restrictions or delays associated with the development and operation of the Company's properties. The Company cannot predict whether it will be able to renew its existing permits or whether material changes in existing permit conditions will be imposed. Non-renewal of existing permits or the imposition of additional conditions could have a material adverse effect on the Company's financial condition and results of operations. See "Risk Factors--Government Permits."

         The State of Nevada (where a majority of the Company's properties are located) adopted the Mined Land Reclamation Act (the "Nevada Act") in 1989 which established design, operation, monitoring and closure requirements for all mining facilities. The Nevada Act has increased the cost of designing, operating, monitoring and closing new mining facilities and could affect the cost of operating, monitoring and closing existing mining facilities. The State of Nevada has also adopted reclamation regulations pursuant to which reclamation plans have been prepared and financial assurances established for existing facilities. New facilities are also required to provide a reclamation plan and financial assurance to ensure that the reclamation plan is implemented upon completion of operations. The Nevada Act also requires reclamation plans and permits for exploration projects that will result in more than five acres of surface disturbance.


         Environmental Regulations

         Legislation and implementation of regulations adopted or proposed by the United States Environmental Protection Agency ("EPA"), the BLM and by comparable agencies in various states directly and indirectly affect the mining industry in the United States. These laws and regulations address the environmental impact of mining and mineral processing, including potential contamination of soil and water from tailings discharges and other wastes generated by mining companies. In particular, legislation such as the Clean Water Act, the Clean Air Act, the Federal Resource Conservation and Recovery Act ("RCRA"), the Environmental Response, Compensation and Liability Act and the National Environmental Policy Act require analysis and/or impose effluent standards, new source performance standards, air quality antimycin standards and other design or operational requirements for various components of mining and mineral processing, including gold-ore mining and processing. Such statutes also may impose liability on the Company for remediation of waste it has disposed.

         The Company's gold mining and processing operations will generate large quantities of solid waste which is subject to regulation under the RCRA and similar state laws. The majority of the waste which will be produced by the Company's operations is "extraction" waste that EPA has determined not to regulate under RCRA's "hazardous waste" program. Instead, the EPA is developing a solid waste regulatory program specific to mining operations under the RCRA. Of particular concern to the mining industry is a proposal by the EPA entitled "Recommendation for a Regulatory Program for Mining Waste and Materials Under Subtitle D of the Resource Conservation and Recovery Act" ("Strawman II") which, if implemented, would create a system of comprehensive Federal regulation of the entire mine site. Many of these requirements would be duplicative of existing state regulations. Strawman II as currently proposed would regulate not only mine and mill wastes but also numerous production facilities and processes which could limit internal flexibility in operating a mine. To implement Strawman II the EPA must seek additional statutory authority, which is expected to be requested in connection with Congress' reauthorization of RCRA.

         The Company is also subject to regulations under (i) the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA" or "Superfund") which regulates and establishes liability for the release of hazardous substances and (ii) the Endangered Species Act ("ESA") which identifies endangered species of plants and animals and regulates activities to protect these species and their habitats. Revisions to "CERCLA" and "ESA" are being considered by Congress; the impact of these revisions on the Company is not clear at this time.

         Moreover, the Clean Air Act, as recently amended, mandates the establishment of a Federal air permitting program, identifies a list of hazardous air pollutants, including various metals and cyanide, and establishes new enforcement authority. The EPA has published final regulations establishing the minimum elements of state operating permit programs. The states had until November 15, 1993 to submit their permit programs to the EPA for review and approval. Until the state regulations are promulgated and approved by the EPA, the full impact of the new regulations on the Company cannot accurately be predicted.

         In addition, the Company is required to mitigate long-term environmental impacts by stabilizing, contouring, resloping, and revegetating various portions of a site. While the Company performs a portion of the required work concurrently with its operations, the majority of the environmental mitigation occurs once such operations are completed. These reclamation efforts are conducted in accordance with detailed plans which have been reviewed and approved by the appropriate regulatory agencies. The Company posts security bonds to cover the estimated costs of such reclamation as required by permit.

         The Company believes that its operations, as they exist today, are in substantial compliance with Federal and state regulations and that no significant capital expenditures for environmental control facilities will be required in the near future. However, compliance with these standards, laws and regulations with respect to future planned operations may necessitate control measures and expenditures which, if required, cannot be estimated at this time. Compliance may require substantial prophylactic measures regarding operation of new mines and mills or materially affect the proposed schedule for construction of such facilities. Under certain circumstances, construction of mining facilities may be stayed pending regulatory approval. See "Risk Factors--Environmental Controls."

GOLD MARKET

         The profitability of the Company's future operations will be affected by the market price of gold. Market gold prices can fluctuate widely and are affected by numerous factors beyond the Company's control, including industrial and jewelry demand, expectations with respect to the rate of inflation, the strength of the U.S. dollar (the currency in which the price of gold is generally quoted) and of other currencies, interest rates, central bank sales, forward sales by producers, global or regional political or economic events and production costs in major gold-producing regions such as South Africa and Russia. In addition, the price of gold sometimes is subject to rapid short-term changes because of speculative activities.

         The demand for and supply of gold affects gold prices, but not necessarily in the same manner as supply and demand may affect the prices of other commodities. The supply of gold consists of a combination of new mine production and existing stocks of bullion and fabricated gold held by governments, public and private financial institutions, industrial organizations and private individuals. As the amounts produced in any single year constitute a very small portion of the total potential supply of gold, normal variations in current production do not necessarily have a significant impact on the supply of gold or on its price.

         If the Company's projected revenue from potential gold sales falls for a substantial period below the Company's anticipated costs of production at any or all of its mining projects, the Company may determine that it is not economically feasible to commence production or, if a mine is in production, to continue with commercial production at that particular facility.

         The gold market generally is characterized by volatile prices and strong competition. The volatility of gold prices is illustrated in the following table of annual high, low and average gold fixing prices per ounce on the London P.M. Fix:

                 Year                        High      Low      Average

                 1985                        $341      $294     $317
                 1986                         438       326      368
                 1987                         500       390      446
                 1988                         495       395      437
                 1989                         416       356      381
                 1990                         424       346      383
                 1991                         403       344      362
                 1992                         374       330      344
                 1993                         406       326      360
                 1994                         396       370      334
                 1995                         396       372      384
                 1996*                        415       367      388

Sources of Data:  Metals Week

*Source of Data: Gold Fields Limited, Gold 1997

         On June 6, 1997, the late fixing for gold on the London Exchange was $338.90 per ounce and the closing spot market price of gold as quoted by Handy and Harmon, New York, was $338 per ounce. Gold prices on both the London P.M. Fix and the New York

Commodity Exchange are regularly published in most major financial publications and many nationally recognized newspapers.

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR
PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

         Statements in this report, including the exhibits, contain forward looking statements and information relating to the Company that is based on the beliefs of management, as well as assumptions made by and information currently available to management. Forward looking statements included statements preceded by the words "anticipate," "believe," "estimate," "expect," "indicate," "intend," "will," and similar expressions. Estimates of future production and future costs per ounce are forward- looking statements.

     The purpose of this cautionary statement is to identify certain important factors and assumptions on which such forward looking statements may be based or which could cause actual results to differ materially from those expressed in the forward looking statements. The important factors and assumptions set forth below should be read in conjunction with the items contained under the heading "RISK FACTORS."

         Gold Production

         Future gold production could be affected by, among other things, the price of gold, risks and hazards associated with mining operations, variances in ore grade and metallurgical and other characteristics from assumptions contained in mining plans, labor disputes and acts of God.

         Estimates of Operating Costs and Capital Costs; Capital Projects

         Estimates of cash costs for mining operations are developed based on production estimates, anticipated mining and ground conditions, estimated costs of materials, supplies and utilities, exchange rates and other items. Estimates of amortization of noncash costs are based on total capital costs and reserve estimates and may change at least annually based on actual amounts of unamortized capital and changes in reserve estimates.

         Estimates for reclamation and environmental remediation costs are developed based on existing and expected legal requirements, cost estimates provided by Company employees and third parties and other factors. Estimates also reflect assumptions with respect to actions of government agencies, including exercise of discretion and the amount of time government agencies may take in completing processes required under applicable laws and regulations. As a result, final costs may vary significantly from estimates. The Company intends to periodically reevaluate its reclamation cost estimates and reclamation reserves to take account of such factors.

         Estimates of future capital costs are based on a variety of factors and may include estimated levels of future production, estimates by and contract terms with third-party suppliers, expectations as to government and legal requirements, feasibility reports (which may be prepared by Company personnel and/or outside consultants) and other factors. Capital cost estimates for new projects under development generally are subject to greater uncertainties than additional capital costs for existing operations.

         Estimated periods for completion of capital projects are based on many factors, including estimates provided by contractors, engineers, suppliers and others involved in design and construction of projects. Estimates also reflect assumptions with respect to factors beyond the Company's control, including, but not limited to, the time government agencies may take in processing applications, issuing permits and otherwise completing processes required under applicable laws and regulations. Actual time to completion may vary significantly from estimates.

         Estimates of exploration costs are based upon many factors such as past exploration costs, estimates of the level and cost of future activities, and assumptions regarding anticipated results on each property. Actual costs may vary during the year as a result of such factors as actual exploration results (which could result in increasing or decreasing expenditures for particular properties), changed conditions, and acquisitions and dispositions of property.

COMPETITION

         The Company competes with other mining companies in connection with the acquisition of mining claims and leases on precious metal properties and in connection with the recruitment and retention of quality employees.

         There is significant competition for the limited number of precious metals acquisition opportunities in the continental United States. As a result of this competition, much of which is with companies with greater financial resources, the Company may be unable to continue to acquire attractive mining properties on terms it considers acceptable.

RISK FACTORS

         The risk factors identified below should be considered in conjunction with the information contained under the caption "Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995."

         Limited  Relevant   Operating   History;   Significant  and  Continuing
Operating Losses; Accumulated Deficit

         The Company has been engaged primarily in exploration and development of its mines and has had minimal revenues. Accordingly, the Company has a limited relevant operating history upon which an evaluation of its prospects can be made. Such prospects must be considered in light of the risks, expenses and difficulties frequently encountered in the establishment of a new business in the mining industry, which is a continually evolving industry characterized by an increasing number of market entrants and intense competition, as well as the risks, expenses and difficulties encountered in the commercialization of new mines. As of January 31, 1997, the Company had an accumulated deficit of approximately $3,401,816. Since such date, losses have increased and are continuing through the date of this Report. In addition, the Company's operating expenses have increased and can be expected to continue to increase in the future in connection with the Company's efforts to develop and commercially mine its properties. Accordingly, it is anticipated that the Company will continue to incur significant losses at least until it is able to mine gold and silver in sufficient quantities to support operations. There can be no assurance that the Company will be successful in recovering sufficient quantities of gold and silver such that the Company can ever achieve profitable operations.

         Significant Capital Requirements; Need for Additional Capital

         The Company's capital requirements have been and will continue to be significant. The Company has been dependent primarily on the private placements of its securities. The Company anticipates, based on its current proposed plans and assumptions relating to its mining operations, that proceeds from its former private placements, borrowings and planned revenues will not be sufficient to satisfy the Company's contemplated cash requirements and the Company will be required to raise additional capital immediately. If the Company is unable to obtain additional financing, it will be required to curtail the development of its mining operations and possibly cease its operations. Any additional equity financing may involve substantial dilution to the Company's then-existing shareholders. The Company's independent accountants have included an explanatory paragraph in their report on the Company's financial statements for the thirteen months ended January 31, 1997, indicating substantial doubt about the Company's ability to continue as a going concern.

         Late Payments Relating to Debt; Judgment

         As of the date of this Report, the Company is approximately $115,000 in arrears on interest and principal payments relating to outstanding, unsecured note payables. In addition, the Company currently owes a judgment debtor approximately $220,000.

         Risks of Gold Mining

         The Company's business of gold mining is highly speculative, full of risks and uncertainties and is frequently non-productive. Among other things, the business depends on the successful location of mines containing economically recoverable mineralization. Once such sites have been identified, it can take years of preparation and capital expenditure before successful development of the mine. Mining is subject to a variety of risks and hazards, including rock falls and slides, cave-ins, flooding, other weather conditions, and other acts of God. Such events could have a material adverse effect on the Company.

         Proposed Legislation Affecting the Mining Industry

         During the past four years, the United States Congress has considered a number of proposed amendments to the General Mining Law of 1872, as amended (the "General Mining Law"), which governs mining claims and related activities on Federal lands. In 1992, a holding fee of $100 per claim was imposed upon unpatented mining claims located on Federal lands. Beginning in October 1994, a moratorium on processing of new patent applications was approved. In addition, a variety of legislation is now pending before the United States Congress to amend further the General Mining Law. The proposed legislation would, among other things, change the current patenting procedures, impose royalties, and enact new reclamation, environmental controls and restoration requirements. The royalty proposals range from a 2% royalty on net profits from mining claims to an 8% royalty on modified gross income/net smelter returns. The extent of any such changes is not presently known and the potential impact on the Company as a result of future congressional action is difficult to predict. If enacted, the proposed legislation could adversely affect the potential for development of operating mines on the Federal unpatented mining claims held by the Company. The Company's financial performance could therefore be materially and adversely affected by the passage of all or pertinent parts of the proposed legislation.

         Government Permits

         The Company is seeking governmental permits for production and expansion of allowed production activities at its Relief Canyon and Mission Mines respectively and, to date, has not received the necessary permits to operate any of its mines. Obtaining the necessary governmental permits is a complex and time-consuming process involving numerous Federal, state and local agencies. The duration and success of each permitting effort is contingent upon many variables not within the Company's control. In the context of environmental protection permitting, including the approval of reclamation plans, the Company must comply with known standards, existing laws and regulations which may entail greater costs and delays depending on the nature of the activity to be permitted and the interpretation of the regulations implemented by the permitting authority. The failure to obtain certain permits could have a material adverse effect on the Company's business and operations.

         Environmental Controls

         The Company is required to comply with numerous environmental laws and regulations imposed by Federal and state authorities. At the Federal level, legislation such as the Clean Water Act, the Clean Air Act, the PCRA, the Environmental Response, Compensation and Liability Act and the National Environmental Policy Act impose effluent and waste standards, performance standards, air quality and emissions standards and other design or operational requirements for various components of mining and mineral processing, including gold-ore mining and processing. Although the majority of the wastes produced by the Company's operations are "extraction" and "beneficiation" wastes, which the EPA does not regulate under its current "hazardous waste" program, the EPA is currently developing a separate program under the RCRA to regulate such waste. Until the new regulatory program is formally proposed by the EPA, there is not a sufficient basis on which to predict the potential impacts of such regulations on the Company.

         Many states, including the States of Nevada and California (where a majority of the Company's properties are located), have also adopted regulations that establish design, operation, monitoring, and closing requirements for mining operations. Under these regulations, mining companies are required to provide a reclamation plan and financial assurance to insure that the reclamation plan is implemented upon completion of mining operations. Further, under the Clean Air Act, as amended, states are required to develop permit plans for polluting and potentially polluting industries such as mining and smelting. Although the states have submitted their permit programs to the EPA for review, until final regulations are promulgated and approved by the EPA, the Company cannot predict the full impact of these state permitting regulations.

         The Company's compliance with Federal and state environmental laws may necessitate significant capital outlays or delays, materially and adversely affect the economics of a given property, or cause material changes or delays in the Company's intended exploration, development and production activities. Further, new or different environmental standards imposed by governmental authorities in the future could adversely affect the Company's business activities. See "Government Controls and Regulations."

         Uncertainty of Title

         The Company acquired portions of the Relief Canyon Mine from Welsh pursuant to an assignment of an original lease between Welsh and Santa Fe (the "Santa Fe Lease"). The Santa Fe Lease requires that Santa Fe consent to any assignment. To date, Santa Fe has not consented to an assignment, but has accepted payment of the Company's lease payments and it is the Company's position that such acceptance constitutes consent. However, there can be no certainty that the Company's rights to the lease are secure.

         The Company's interest in the Bruner property consists of a letter of intent with Miramar. While the Company is in the process of negotiating a final agreement with Miramar, there can be no certainty that the parties will enter into such an agreement. If the Company and Miramar are unable to execute a final agreement, the Company would loose all rights to mine at the Bruner property and would forfeit all amounts paid to Miramar to date, approximately $90,000, and all amounts spent on exploration and development to date, approximately $12,000.

         A majority of the Company's properties consist of unpatented mining claims or mill site claims which the Company owns or leases. These claims are located on Federal land or involve mineral rights which are subject to the claims procedures established by the General Mining Law of 1872. Under this law, if a claimant complies with the statute and the regulations for the location of a mining claim or mill site claim, the claimant obtains a valid possessory right to the land or the minerals contained therein. To preserve an otherwise valid claim, the claimant must also make certain additional filings with the county in which the land or mineral is situated and the BLM, and pay an annual "rental" fee of $100 per claim. If a claimant fails to make the annual rental payment or make the required filings, the mining claim or mill site claim is void or voidable.

         Because  mining  claims  and mill site  claims are  self-initiated  and self-maintained rights, they are subject to unique vulnerabilities not associated with other types of property interests. It is difficult to ascertain the validity of unpatented mining claims or mill site claims from public property records and, therefore, it is difficult to confirm that a claimant has followed all of the requisite steps for the initiation and maintenance of a claim. Under Federal law, in order for an unpatented mining claim to be valid, the claimant has the burden of proving that the mineral occurrence on which it is based can be mined at a profit at the time the claim is located and at any time when anyone makes any subsequent challenge to the claim's validity. It is therefore conceivable that, during times of falling metal prices, claims which were valid when they were located could become invalid if challenged.

         Title to unpatented claims and other mining properties in the western United States typically involves certain other inherent risks due to the frequently ambiguous conveyancing history of those properties, as well as the frequently ambiguous or imprecise language of mining leases, agreements and royalty obligations. No generally applicable title insurance is available for unpatented mining or mill site claims or many other of the Company's mineral interests. As a result, some of the titles to the Company's properties may be subject to challenge.

         Hedging Activities

         The Company anticipates that from time to time it will enter into fixed-forward and spot-deferred sales contracts for the sale of its gold with the objective of mitigating the impact of downturns in the gold market and providing adequate cash flow for operations, although it is engaging in no such activities at this time. The Company may also purchase put options for the sale of its gold.

         Dependence on Key Personnel

         The Company is dependent on the services of A. Scott Dockter, the Company's Chief Executive Officer, and President. Competition in the mining industry for qualified individuals such as Mr. Dockter is intense, and the loss of Mr. Dockter could have a material adverse effect on the Company's business and operations. The Company currently does not have key-person insurance. The Company is in the process of entering into an employment agreement with Mr. Dockter which will provide for certain payments upon termination or resignation resulting from a change in control of the Company or termination without cause (as those terms will be defined in such agreements).

OTHER

         The Company does not own any patents, trademarks, licenses, franchises or concessions except for mineral interests granted by governmental authorities and private land owners.

         The Company's business is generally not seasonal in nature except to the extent that weather conditions at certain times of the year may affect the Company's access to its properties.

         The Company, as of January 31, 1997, had a total of 25 employees, 8 of whom are management and professional staff. None of the Company's employees are subject to any collective bargaining agreements or union affiliations. Relations between management and employees are considered to be good.

         On November 26, 1996, the Company purchased two aircraft at a total cost of $562,000 to transport management and professional personnel to and from the Company's properties. Such equipment is usual and customary in the mining industry as project sites are in remote areas not serviced by commercial carriers and auto travel between project sites or from the Company's office to project sites is impracticable.

GLOSSARY OF MINING TERMS

ASSAY - A test performed on a sample to determine mineral content.

BACKFILL - waste material used to fill the void created by mining an ore body.

BARREN SOLUTION POND - a holding area containing cyanide solution from which most of the gold and silver has been removed.

BRECCIATED TERTIARY ALKALI VOLCANICS - shattered volcanic rock composed of above-coverage amounts of potassium and sodium minerals.

CONCENTRATE - a product containing valuable metal from which most of the waste material in the ore has been segregated.

CONTAINED OUNCES - the estimate of the total number of ounces of gold contained in an ore body.

CRUSHING AND GRINDING - the process by which ore is broken into small pieces to prepare it for further processing.

CUT-AND-FILL STOPING - a mining method used to extract ore from an underground mine.

DORE - unrefined metal bars consisting of gold, silver and impurities which will be further refined.

DRIFTS - development cuts in underground mining which will allow access to the ore body.

GOLD-QUARTZ ADULARIA - an alteration epithermal per ton mineral assembly.

GRADE - the amount of valuable mineral in each ton of ore, expressed as ounces per ton for precious metals.

         RESERVE GRADE - estimated metal content per ton of an ore body, based on reserve calculations.

         CUT-OFF GRADE - the minimum contained value at which an ore body can be economically mined in a given process.

         MILL HEAD GRADE - metal content per ton of mined ore going into a mill for processing.

         RECOVERED GRADE - the metal content per ton of ore recovered from a given extraction process.

GRAVITY CIRCUIT - a process of recovering gold from crushed rock or gravel using water and gold's high density to separate it from the lighter material.

HEAD GRADES - amount of gold contained in pre-processed ore (mill, heap, crusher).

HEAP LEACHING - a process of extracting gold and silver by placing crushed and uncrushed ore on sloping, impermeable pads and applying a dilute cyanide solution that exchanges a portion of the contained gold for sodium ions, which is then recovered in a carbon column or Merrill-Crowe circuit.

HEAP LEACH PAD ("HEAP") - a large, impermeable foundation used as a collection plane for cyanide solution during heap leaching. The leach solution is collected and does not escape from the circuit.

INTERFORMATIONAL TECTONIC BRECCIA - interbedded units of rock which have been faulted.

MILL - a facility where ore is ground and the metals are extracted by physical and/or chemical processes.

MILLING CIRCUIT - the combination of various processes and systems which separate waste materials from the valuable minerals, producing a concentrate, or dore.

MINERALIZED MATERIAL - includes mineralized bodies which have been physically delineated by drilling, underground work, surface trenching, etc., and found to contain a sufficient amount of material with an average grade of metal or metals to warrant further exploration expenditures. Mineralized material has established geologic continuity but does not qualify as a proven and probable reserve until final technical, and economic factors have been resolved.

MINING CLAIM - public land which a party has staked or marked out in accordance with federal, provincial, or state mining laws to acquire the right to explore for and exploit the minerals above and below the surface.

NET PROFITS INTEREST - a royalty based on the profit remaining after recapture of certain operating capital and other costs as determined by agreement.

NET SMELTER ROYALTY - a royalty based on gold produced, less the cost of refining and transportation; royalty based on a contract agreement which will be credited to the land owner or parties of interest.

ORE - material that can be economically mined and processed for gold or silver.

OUNCE - troy ounce, which is equivalent to 34.286 grams.

PREGNANT POND - pond containing cyanide solution impregnated with gold and silver which has percolated through the ore on the leach pad.

RECOVERY RATE - 1) percentage of the valuable mineral recovered in the processing of ore; 2) the rate at which mineral is extracted from an extraction process.

RESERVES:

         PROVEN RESERVES - reserves for which (a) a quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth, and mineral content of reserves are well established.

         PROBABLE RESERVES - reserves for which quantity, grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling, and measurement are farther apart or otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

REVERSE CIRCULATION DRILLING - a type of rotary drilling that uses a double-walled drill pipe. Compressed air, water or other drilling medium is forced down the space between the two pipes to the drill bit and the drilled chips are flushed back up to the surface through the center tube of the drill pipe.

RUN-OF-MINE ORE - unprocessed ore which is hauled directly to the heap leach pads without being crushed.

SANDY SHALES - a compacted, thin-bedded rock composed mostly of silt and clay particles with lessor sand.

STRIP (OR STRIPPING) RATIO - the tonnage of waste material removed to allow the mining of one ton of ore in an open-pit.

SULFIDE ORE - mineralization contained in the form of a sulfide.

TAILINGS - material removed from a milling circuit after separation of the valuable minerals.

ITEM 3:  LEGAL PROCEEDINGS

         a) On December 3, 1996, the case of Christiansen v. Newgold, et al., a purported breach of contract action was filed in the Second Judicial District, Washoe County, Reno, Nevada. Plaintiff alleges that he is owed $250,000 relating to recovery of his investment with a property subsequently acquired by the Company. The Company believes that Plaintiff's claim is meritless and the claim is being vigorously defended by counsel.

         b) On January 28, 1997, the case of Stewart v. Newgold, a purported breach of contract for the purchase of the Cerro Gordo Mine, in California, was filed in the Second Judicial District, Washoe County, Reno Nevada. Plaintiff was unable to present clear title to the property and the Company was unable to clear title and refused to make additional payments called for under the contract. Plaintiff is seeking $40,000 in damages. This case is in the initial pleadings stage and is being vigorously defended by counsel.

         c) On April 25, 1997, the Company filed a declaratory relief action in the case of Newgold v. Wirsing, et al. in the Sacramento County Superior Court. Mr. Wirsing and his fellow defendant, Mr. Wong, are each alleging that they are the owners of a 10% share of the net profits interest from Relief Canyon. The Company filed the action to seek declaratory relief that Messrs. Wirsing and Wong's claim is without merit. Mr. Wong has filed a $100,000,000 mechanics lien on the Relief Canyon Mine. The Company believes that the use of a mechanics' lien is improper and that there is no merit in Messrs. Wirsing and Wong's claims. However, to the extent that Messrs. Wirsing and Wong are successful, it could have a material adverse effect on the Company.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On November 21, 1996, as approved by the Western District of New York Court, pursuant to the Plan and by means of a written ballot, the Stockholders and Creditors of WAC approved the Plan and the Merger by a vote of 315,343 votes cast in favor, 9,827 votes cast against and 2,974,021 votes absent.

         During a special stockholder meeting held on June 19, 1996, the Company's stockholders approved the Plan and the Merger by a vote of 10,568,358 votes cast in favor, no votes cast against and no votes abstaining.

                                     PART II

ITEM 5:  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

         Prior to the Plan the common stock of WAC was traded on the NASDAQ Electronic Bulletin Board under the symbol "WHACQ". There have been no trades of the Company's Common Stock since January 1997. The Company, after approval of the Plan, applied for and received a change of its trading symbol to "NGLD". The Company has arranged for a new market maker to file an information statement pursuant to Rule 15c2-11 promulgated under the Securities Exchange Act of 1934. As of the date of this Report, trading has not yet commenced. On May 23, 1997, the Company had 18,761,839 shares of Common Stock, par value $.001, outstanding held by approximately 760 stockholders of record. The Company has not to date declared or paid any dividends to holders of its securities. The Board of Directors does not intend to declare any dividends in the foreseeable future, but instead intends to retain earnings for use in the Company's business operations.

         The following table sets forth the high and low bid prices for the Common Stock, as reported by the NASD's OTC Bulletin Board for the quarters indicated. The prices set forth represent quotes between dealers and do not include commissions, mark-ups or mark-downs, and may not represent actual transactions.

                                        Common Stock
                                        ------------
                                 Bid                     Asked
                                 ---                     -----
                          High         Low         High         Low
                          ----         ---         ----         ---
Fiscal Quarter Ended:
January 31, 1995         4.50         3.50        4.4375        3
April 30, 1995           2.625        1.00        3.50          2
October 31, 1995         0.25         0.1875      0.3125        0.25
January 31, 1996         0.0935       0.0625      0.15625       0.125
April 30, 1996           0.35         0.03125     0.09375       0.08
July 31, 1996            0.15625      0.0625      0.25          0.25
October 31, 1996         0.0625       0.0625      0.125         0.125
January 31, 1997         0.0625       0.0625      0.0625        0.0625
March 31, 1997            N/A          N/A         N/A           N/A

ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

         The Company is engaged primarily in the exploration and development of mining properties. The Company is the result of a merger between WAC and NGNV pursuant to the Plan, effective as of November 21, 1996. For accounting purposes, under the terms of the Merger, NGNV has been treated as the acquirer. Accordingly, the historical financial statements prior to November 21, 1996 are those of NGNV and do not reflect any financial information of

WAC as a separate entity. In addition, under the terms of the Merger, NGNV's fiscal year was changed from December 31 to January 31. Hence, the comparative financial information is for the thirteen months ended January 31, 1997 to the year ended December 31, 1995.

        The Company is engaged in the business of acquiring dormant, potentially
gold  producing   properties  located  in  the  continental  United  States  and developing such properties into commercial gold mining operations.

        As of the date of this Report, the Company has not had any significant revenue derived from its operations. The Company's capital requirements have been and will continue to be significant. The Company has been dependent primarily on the private placements of its securities.

FINANCIAL PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS

         As of January 31, 1997, the Company had $876,573 in cash and $248,344 in working capital. Based upon current plans and assumptions relating to operations, the Company will require approximately an additional $2 million to complete permitting and to begin operations and gold production at the Relief Canyon Mine. Further, the Company will need approximately $500,000 to begin production at the Mission Mine and approximately $500,000 for exploration at the Bruner Property. The Company is currently pursuing several potential funding opportunities including the sale of a 1.5% NSR relating to the Relief Canyon Mine for approximately $500,000; however, the Company has no current commitments for additional funding. There can be no assurance that any of such opportunities will result in actual funding or that additional financing will be available to the Company when needed, on commercially reasonable terms, or at all. If the Company is unable to obtain additional financing, it will be required to curtail its development plans and cease its operations. Any additional equity financing may involve substantial dilution to the Company's then-existing shareholders. The Company's independent accountants have included an explanatory paragraph in their report on the Company's financial statements for the thirteen months ended January 31, 1997, indicating substantial doubt about the Company's ability to continue as a going concern.

         At the Relief Canyon Mine, the Company intends to begin operations upon approval of its Plan of Operations and issuance of a zero discharge permit and an environmental assessment by the Nevada Department of Environmental Protection and final approval by the BLM. The Company anticipates issuance of the permits during the beginning of the third quarter of 1997. In addition, the Company must post an $800,000 reclamation bond and anticipates that its contribution to the bond will be $300,000 with the remaining $500,000 balance provided by the State of Nevada Bond Pool, of which there can be no certainty. The recovery facilities are complete with the exception of the development of an additional leach pad will need to be built at an approximate cost of $200,000 and approved by the State of Nevada and the BLM. Mining and loading the new pad with processed ore will be accomplished by third party contractors. The Company has allocated $1 million for contractor mobilization and operation for the initial 90 days with $500,000 held in reserve for possible contingencies. The Company has personnel in place to operate the leach system and recovery facility and does not expect to hire additional employees for the Relief Canyon Mine operations. The Company intends to have analyses completed by an independent engineering firm to establish proven and probable reserves for the Relief Canyon claims based upon the exploration data.

         At Mission Mine, the Company has allocated $500,000 for mobilization of contractors to begin operation at the Mission Mine. In addition, the Company intends to engage third party contractors to complete approximately $200,0000 in renovations to the production shaft of the existing mine, make approximately $50,000 in improvements to the road to the mine and develop a Plan Of Operation, with an anticipated cost of $150,000. The Company has also allocated $100,000 to possible contingencies. The Company anticipates mining will begin in the next twelve months using contractors and ore will be processed at existing off-site mills.

         Under terms of the letter of agreement for the Bruner property, the Company will complete 10,000 feet of exploration drilling in the next eighteen months. The Company also expects to spend approximately $400,000 for exploration by drilling contractors and $80,000 for maintenance costs of the property.

RESULTS OF OPERATIONS

         Thirteen Months Ended January 31, 1997 as Compared to Year Ended December 31, 1995

        For the thirteen months ended January 31, 1997, operating expenses, which consist of general and administrative expenses and exploration costs, were approximately $1,788,000 as compared to $193,000 for the year ended December 31, 1995. The increase was due to the payment of officer salaries, increased prepayment royalties, professional fees associated with the Merger and the Plan and increased general and administrative expenses.

         Exploration and evaluation expenses increased to approximately $284,000 for the thirteen months ended January 31, 1997, from $21,000 for the year ended December 31, 1995, due to increased drilling and geological survey activity and pre-payment royalties. Exploration costs for the thirteen months ended January 31, 1997, were $113,319 for Mission Mine, $97,748 for the Bruner property and $72,809 for exploration relating to other properties. Aggressive mine site exploration utilizing new geologic interpretations will be conducted at each of the Company's mines. Non-mine site efforts will focus on reconnaissance efforts to locate potential mine and property acquisition candidates. The Company intends to enter into exploration joint ventures on certain of its properties during 1997. Actual exploration and evaluation expenditures will vary as a result of the acquisition of new properties, the success of exploration activities on existing properties and the success of financing efforts. Spending on advanced projects and acquisitions, which depends on opportunities and discoveries, cannot be projected.

        General and administrative expenses increased to approximately $1,505,000 for the thirteen months ended January 31, 1997, from $172,000 for the year ended December 31, 1995, principally due to increased officer compensation, professional fees relating to reorganization and increased geologist and engineering expenses. Geologist and engineering expenses were $235,269 for the thirteen months ended January 31, 1997 versus $57,290 for the year ended December 31, 1995. Officer salaries were $237,502 for the thirteen months ended January 31, 1997 versus zero for the year ended December 31, 1995. Legal and professional fees incurred during the thirteen months ended January 31, 1997 were $331,824 versus $4,343 for the year ended December 31, 1995. Legal and professional fees during the thirteen months ended January 31, 1997, included $272,030 related to the Plan of Reorganization and the Merger.

        A former property was reclaimed during the thirteen months ended January 31, 1997. Costs of reclamation were $30,152 and $69,470 for the periods ending January 31, 1997, and December 31, 1995, respectively.

        Financing, Liquidity and Capital Resources

        The Company has financed its operations principally though private placements of the Company's securities. Prior to the Merger, Newgold, Inc., a Nevada corporation, hereinafter "NGNV", was a privately held Nevada corporation.

        In April 1996, the Company entered a 50:50 joint venture with Casmyn Corporation ("Casmyn") to complete the development of Relief Canyon Mine. Pursuant to the terms of this agreement, Casmyn contributed $775,000 with a commitment to contribute an additional $623,000 at a later date and the Company contributed its interest in the Relief Canyon Mine. Pursuant to a further agreement dated October 18, 1996, the Company and Casmyn agreed to terminate the joint venture. The agreement entered into between the parties called for the Company to pay Casmyn $900,000 plus one million shares of Common Stock in exchange for a return of all rights, title and interest in Relief Canyon Mine and the proceeds therefrom less any other royalties granted on the project. This transaction was completed on December 5, 1996.

         On June 18, 1996, NGNV amended its Articles of Incorporation to increase its authorized Common Stock to 50,000,000 shares of Common Stock and decreased the par value of its Common Stock from $.01 to $.001. In addition, the Company paid a Common Stock dividend of 67,683.58 shares of Common Stock for each share of Common Stock outstanding (the "Dividend"). After giving effect to the Dividend, NGNV had 10,568,358 shares of Common Stock outstanding.

        On June 29, 1995, the Company, then operating as Warehouse Auto Centers, Inc., a discount auto parts retail outlet, was involuntarily placed into Chapter 11 Bankruptcy by certain of its unsecured creditors pursuant to the U.S. Bankruptcy Code (the "Code"). Pursuant to a plan of reorganization (the "Plan") approved by the U.S. Bankruptcy Court for the Western District of New York, on November 21, 1996, the Company was merged with NGNV.

        Under the terms of the Plan, the Company: (i) effected a 1-for-65 reverse stock split of the Company's outstanding securities; (ii) acquired all of the shares of NGNV in exchange for 12,000,000 shares of the Company's Common Stock (post-reverse split); (iii) filed an amendment to its Articles of Incorporation changing its name to Newgold, Inc. and increasing the Company's authorized shares of Common Stock to 50,000,000 shares of Common Stock with a par value of $.001 per share; (iv) obtained a new cusip number, 651362-10-5, and trading symbol, "NGLD," from the NASD; (v) paid off its creditors in cash or with shares of Common Stock pursuant to Section 1145 of the Code; (vi) appointed a new Board of Directors and management; (vii) canceled all pre-petition options, warrants and other rights of commitments by the Company to issue any securities or pay any benefits to any person or business entity other than those approved in the Plan; and (viii) appointed Oxford Transfer & Registrar as the Company's transfer agent.

         Under the terms of the bankruptcy law the Company was allowed to raise capital by issuing Code Section 364 Certificates of Indebtedness (the "Debtor Certificates") which were, at the holder's option, convertible into (i) either a promissory note bearing 10% interest to be repaid in two years or (ii) shares of Common Stock at the rate of one share per $1.00 of debt. The Company successfully raised $4,706,970. As a result of the conversion of all of the Debtors Certificates for Common Stock, the Company

issued an aggregate of 4,707,000 shares of Common Stock. In addition, the Company paid a $10,000 consulting fee and issued an additional 428,130 shares of Common Stock for commissions, and 305,709 shares of Common Stock were issued to shareholders and creditors of WAC as required under the Plan of Reorganization and Merger.

         From May 1994 through April 1995, the Company raised an aggregate of approximately $890,000 the sale of the rights to property and profits therefrom relating to several of the Company's mines (the "Net Profit Interest Agreements"). An aggregate of $440,000 of the Net Profit Interest Agreements were repurchased and paid in cash. In addition, an aggregate of $442,037 of Net Profit Interest Agreements were exchanged for 1,431,642 shares of Common Stock. As of the date of this Report, no Net Profit Interest Agreements are outstanding. But see "Item 3--Legal Proceedings" -- relating to Newgold v. Wirsing, et al.

        During January 1996, Repadre purchased, for $100,000, an option to acquire a 3% net smelter royalty relating to the Relief Canyon Mine with an exercise price of $400,000 . During September 1996, Repadre exercised its option to purchase the Repadre Royalty and the Company received $400,000 ("Repadre Royalty"). Under the terms of the Rapadre Royalty, Repadre received a 1.5% royalty on the net proceeds, after smelting, from the production at each of the Relief Canyon and Mission Mines, respectively. Repadre has the option to place its entire royalty amount (3%) on either Relief Canyon or Mission Mine upon notice to the Company.

        During September 1996, Repadre purchased 100,000 shares of Common Stock for an aggregate consideration of $100,000 in a private placement.

         On August 31, 1995, the Company granted to Edward Mackay ("Mackay") a one-year option (the "Option") to purchase 40% of NGNV in exchange for a $50,000 option payment (the "Option Payment") and the contribution of the Washington Gulch Mine located in Montana. On January 1, 1996, in exchange for Mackay arranging a $350,000 debt financing for the Company, the Option was amended (the "Amendment") and exercised whereby the $50,000 Option Payment was converted into a promissory note granted to Mackay and Mackay would receive 3.8 million shares of Common Stock of the Company (56.14360233 shares pre-Dividend and approximately 35% of the outstanding shares of Common Stock on January 1, 1996) in exchange for the contribution of the Washington Gulch Mine by Mackay. Mackay was an officer and director of the Company; however, he was not an officer or director at the execution of the Option or the Amendment.

         The Washington Gulch property, at the time of transfer from Mackay in January 1996, was recorded at its net value of $181,000 and certain elements of the operation, such as the plant and equipment on site, are in the process of being sold, after which the property will be reclaimed and the Company will request the return of its $206,000 bond currently being held by the State of Montana. The equipment on site has not been given any value nor reported on the financial statements.

        On November 26, 1996, the Company purchased two aircraft at a total cost of $562,000 to transport management and professional personnel to and from the Company's properties. Such equipment is usual and customary in the mining industry as project sites are in remote areas not serviced by commercial carriers and auto travel between project sites or from the Company's office to project sites is impracticable.

ITEM 7:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See pages F-1 through F-22.

ITEM 8:  CHANGES  IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

         Prior to February 24, 1996, Burnett Umphress & Kilgour ("BUK") were the principal accountants for the Company. On such date, BUK's appointment as principal accountants was terminated and the Company engaged KPMG Peat Marwick LLP as the Company's principal accountants. The opinions of BUK on the balance sheet of NGNV as of December 31, 1995 and the Statements of Operations, Stockholders' Equity and Cash Flows for the year then ended did not contain any adverse opinions or disclaimers of opinions or modifications as to uncertainty, audit scope or accounting principles. There were no disagreements between the Company and BUK on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of BUK, would have caused it to make reference to the subject matter of the disagreements in connection with its report.

                                    PART III


ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        Listed below are the names and ages, as of June 24, 1997, of each of the present directors and executive officers of the Company together with the principal positions and offices with the Company held by each. Executive officers are appointed annually by the Board of Directors to serve for the ensuing year or until their successors have been appointed. No officer is related to any other by blood, marriage or adoption.

Name and Address                 Age          Position(s) (1)

A. Scott Dockter                 40           President, Director and CEO

Joseph Conway(2)                 39           Director

Jay C. Kellerman, Esq.           33           Director

Michael J. Morrison, Esq.        51           Director

Robert W. Morris                 56           Chief Financial Officer/Treasurer

(1) All Directors will hold their position until the next annual meeting of the Shareholders of the Company, or until their successors have been elected and qualified or until resignation, whichever occurs first.

(2) On January 15, 1997 at a special meeting of the Board of Directors, Mr. Joseph Conway, President of Repadre Capital Corporation, a principal stockholder of the Company, was elected to the Company's Board of Directors.

Background Information of Officers and Directors

         A. Scott Dockter has been Chairman of the Board, CEO and President of the Company since November 21, 1996. Mr. Dockter was the founder, Chairman of the Board, CEO and President of NGNV since 1993. Mr. Dockter is a founder, president and CEO of Riverfront Development Corporation. Riverfront, founded in 1994, currently is in the process of refurbishing a 152,000 square foot manufacturing facility on 71 acres near Sacramento, California. From June 1988 to June 1993, Mr. Dockter was the owner and founder of Earthco, a sole proprietorship which was a general engineering contractor specializing in dams, levies and mining projects. In December 1992, Mr. Dockter, as the result of litigation, voluntarily filed a bankruptcy action pursuant to Chapter 11 of the U.S. Bankruptcy Code in the Eastern District of California. The proceeding was dismissed and Mr. Dockter's obligations were not discharged by the court. Mr. Dockter devotes a minimal amount of time to Riverfront Corporation.

         Robert W. Morris has been Chief Financial Officer and Treasurer of the Company since February 1997. From November 1996 to February 1997 he was the Vice President of Finance. Mr. Morris was the Chief Financial Officer of NGNV from July 1995 to November 1996. From July 1995 to the present, Mr. Morris has been CFO of Riverfront Development Corporation. From December 1993 to December 1995, Mr. Morris was the CFO of Tolson Construction Co. From July 1990 to November 1993, Mr. Morris was CFO of Elk Grove Ready Mix. Mr. Morris has been a Certified Public Accountant for 30 years with 13 years in public accounting, which included 6 years with Arthur Andersen & Co. and 17 years as a treasurer and controller for private corporations. Mr. Morris devotes his full time to the business of the Company.

         Jay C. Kellerman, Esq., has been a director of the Company since February 1997. Since April 1997, Mr. Kellerman has been a partner of Stikeman, Elliott, a law firm based in Toronto, Canada. From June 1986 until April 1997, Mr. Kellerman was an associate and partner for the law firm of Smith, Lyons. Mr. Kellerman is also a director of Northfield Minerals, Ltd.

         Joseph Conway has been a director of the Company since January 1997 and has been the President and Chief Executive Officer of Repadre Capital Corporation, a public corporation, since September 1995. Repadre is engaged in the business of creating and acquiring royalty interests in mineral resource properties throughout the world. Repadre currently holds royalties on mineral properties in Canada, the United States, Mexico, Nicaragua, Bolivia, Colombia, Indonesia, Argentina, Peru and South Africa. From March 1989 until July 1995, Mr. Conway was a Vice President and director of Nesbett Burns, Inc., a Canadian brokerage firm. Mr. Conway is also a director of Reserve Royalty Corporation, Rex Diamond Mining Corporation and Triton Mining Corporation.

         Michael J. Morrison, Esq. has been a director of the Company since November 1996 and has been a practicing attorney in Reno, Nevada for 20 years specializing in the areas of corporate, business and securities law. He is also admitted to practice in the State of California and the District of Columbia.

         Board of Directors

         Directors of the Company are elected to serve until the next annual meeting of the stockholders or until their earlier resignation or removal.

         Director Compensation

         Each non-employee director is reimbursed for all out-of-pocket expenses incurred by the director in attending Board meetings and performing other duties on behalf of the Company. Directors do not receive compensation.

         Committees of the Board

         There are currently no committees of the Board of Directors. However, the Board intends to establish a Compensation Committee, Audit Committee and Nominating Committee during the next quarter.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities and Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's Common Stock, to file with the Securities and Exchange Commission, by a specified date, reports regarding their ownership of Common Stock. Arthur Scott Dockter, Edward Mackay, Michael J. Morrison and Robert W. Morris each failed to file a Form 3 and a Form 5 to report the failure to file a Form 3. In addition, Mr. Dockter failed to report the disposition of 15,000 shares of Common Stock.

        ITEM 10:  EXECUTIVE COMPENSATION

        The following table sets forth the compensation paid by the Company for services performed on the Company's behalf during each of the last three completed fiscal years with respect to the Company's Chief Executive Officer and each of the Company's other executive officers whose annual compensation during the last fiscal year exceeded $100,000 (the "Named Executive Officer"):

        Summary Compensation Table

                                                                                  Other Annual    All Other
                                  Period                               Compen-    Options         Compen-
Name and Principal Position       Ended      Salary($)    Bonus($)     sation($)  (In Shares)     sation($)
---------------------------       -----      ---------    --------     ---------  -----------     ---------


Arthur Scott Dockter             01/31/97     45,000      229,651      --         --              --
Chief Executive Officer,         12/31/95     --          --           --         --              --
President                        12/31/94     --          --           --         --              --

        Options

        None of the officers or directors were granted any stock options, SAR's or other similar rights.

        Employment Contracts

         None of the officers or directors have employment contracts; however, the Company is currently in negotiations with Mr. Dockter and Mr. Morris relating to employment contracts.

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

        The table below sets forth certain information as of June 23, 1997 (the "Reference Date") with respect to the beneficial ownership of (i) each person who beneficially owns more than 5% of the outstanding shares of Common Stock,
(ii) each director, (iii) the named executive officer and (iv) all officers and directors as a group. Except as otherwise indicated below, the address for each such person is: c/o Newgold, Inc., 5190 Neil Road, Reno, Nevada 89509.

                                    Number of Shares of     Percent of Common
Name of Beneficial Owner              Common Stock         Stock Outstanding (1)
------------------------              ------------         ---------------------

Arthur Scott Dockter                   6,686,358                   35.6%

Robert W. Morris                           5,000                     *

Michael J. Morrison, Esq.                 12,500                     *

Joseph Conway                                 --                     --

Jay C. Kellerman, Esq.                        --                     --

Edward Mackay                          2,644,293                   14.1%
1010 Racquet Club Drive, Suite 103
Auburn, CA  95603

Casmyn Corporation                     1,000,000                    5.3%
1335 Greg Street
Unit 104
Sparks, NV  89431

All Officers and Directors
    as a Group (4 persons)             6,703,858                   35.7%


*  Less than 1%

(1) Percentage figures based on 18,761,839 shares of Common Stock outstanding on the Reference Date.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        On June 30, 1995, the Company purchased machinery and equipment from Riverfront Development Corporation, of which Mr. Dockter is president and a majority shareholder and Mr. Morris is a director, for the purchase price of $250,000. As of the date of this Report, the Company owes Riverfront Development Corporation approximately $117,627 relating to the purchase.

         On August 31, 1995, the Company granted to Edward Mackay ("Mackay") a one-year option (the "Option") to purchase 40% of NGNV in exchange for a $50,000 option payment (the "Option Payment") and the contribution of the Washington Gulch Mine located in Montana. On January 1, 1996, in exchange for Mackay arranging a $350,000 debt financing for the Company, the Option was amended (the "Amendment") and exercised whereby the $50,000 option payment was converted into a promissory note granted to Mackay and Mackay received 3.8 million shares of Common Stock of the Company (56.14360233 shares pre- Stock Dividend and approximately 35% of the outstanding shares of Common Stock on January 1, 1996) in exchange for the contribution of the Washington Gulch Mine by Mackay. Mackay was a director and officer of the Company; however, he was not a director or officer at the execution of the Option or the Amendment. The Washington Gulch Mine is currently inactive and the equipment is in the process of being sold and the ground reclaimed after which time the Company will request return of it's $206,000 bond currently being held by the State of Montana.

        As of January 31, 1997, the Company had made advances totalling $92,486 to A. Scott Dockter, President and Chief Executive Officer of the Company. The advances were draws against future salary, did not bear interest and were repaid in April 1997.

        On April 2, 1997, Mr. Dockter, loaned $100,000 to the Company at 8% per annum, due and payable on demand. As of the date of this Report, no payments have been made on this loan.

        On April 17, 1997, Mr. Dockter loaned $50,000 to the Company at 8% per annum, due and payable on demand. As of the date of this Report, no payments have been made on this loan.

        On April 30, 1997, Mr. Dockter loaned $20,000 to the Company at 8% per annum, due and payable on demand. As of the date of this Report, no payments have been made on this loan.

        On May 30, 1997, Mr. Dockter loaned $35,000 to the Company at 8% per annum, due and payable on demand. As of the date of this Report, no payments have been made on this loan.

         Repadre Capital Corporation ("Repadre") purchased a 3% NSR from the Company for

$500,000 in the fall of 1996 (the "Repadre NSR"). Under the terms of Repadre NSR, Repadre has a 3% NSR which may be allocated to either the Relief Canyon Mine or the Mission Mine at Repadre's option. Repadre currently has allocated 1.5% NSR on the Relief Canyon Mine and 1.5% NSR on the Mission Mine, (see "Mission Mine Project"). Repadre can, at any time, choose to place all of their royalty amount (3%) on either of the two aforementioned projects. Joseph Conway, a director of the Company, is also the President and Chief Executive Officer of Repadre. Mr. Conway was not a director of the Company at the time of the transaction.

ITEM 13:  EXHIBITS AND DOCUMENTS INCORPORATED BY REFERENCE

A.      Exhibits. The following exhibits are filed herewith:

        Exhibit
          No.              Description of Exhibit

        2.1       Plan of Reorganization.(1)

        3.1       Certificate of Incorporation of the Registrant.(2)

        3.2 Certificate of Amendment to Certificate of Incorporation of the Registrant.(1)

        3.3       Bylaws of the Registrant.(2)

        10.1 Contract of Sale between the Registrant and J.D. Welsh & Associates.(1)

        10.2 Agreement for Lease/Purchase and Sale of Property between the Registrant, Joie Jamison and T.K.M. Corporation dated September 2, 1996.(1)

        10.3 Office Building Lease between the Registrant and Duffel Financial and Construction Company dated May 20, 1996.(1)

        10.4 Option to Purchase Forty (40%) Percent of Newgold, Inc. and Riverfront Development, Inc., between Edward Mackay and the Company (the "Option Agreement").

        10.5 First Amendment to Option to Purchase Newgold, Inc., between the Registrant and Edward Mackay dated as of January 1, 1996
                 (the "Option Amendment").

        10.6 Clarification Agreement (clarifying the Option and Option Amendment) between A. Scott Dockter, Edward Mackay, Gold Bug, and the Company dated effective as of June 18, 1996.

        10.7 Letter of Intent between the Registrant and Mirimar Mining Corporation dated October 8, 1996.

        10.8 Agreement and Plan of Merger by and between the Registrant and Newgold, Inc. dated August 1996.

        10.9 Promissory Note between the Company and A. Scott Dockter, dated April 2, 1997, for the principal amount of $100,000.

        10.10 Promissory Note between the Company and A. Scott Dockter, dated April 17, 1997, for the principal amount of $50,000.

        10.11 Promissory Note between the Company and A. Scott Dockter, dated April 30, 1997, for the principal amount of $20,000.

        10.12 Promissory Note between the Company and A. Scott Dockter, dated May 30, 1997, for the principal amount of $35,000.

        27.1      Financial Data Schedule.
-------------------------------------


(1) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB-40 for the fiscal year ended January 31, 1996 filed with the Commission on January 22, 1997.

(2) Incorporated by reference to the Registrant's Registration Statement on Form SB-2 (File No. 33-49920) filed with the Commission on October 14, 1993.


B.      Reports on Form 8-K

                  None.

INDEX TO FINANCIAL STATEMENTS

Report of KPMG Peat Marwick LLP.......................... F-2

Report of Burnett, Umphress and Kilgour.................  F-3

Balance Sheet as of January 31, 1997..................... F-4

Statements of Operations for the year ended
December 31, 1995 and the thirteen months
ended January 31, 1997................................... F-5

Statements of Stockholders' Equity for the year
ended December 31, 1995 and the thirteen
months ended January 31, 1997............................ F-6

Statements of Cash Flows for the year ended
December 31, 1995 and the thirteen months
ended January 31, 1997................................... F-7

Notes to Financial Statements............................ F-8

                                  NEWGOLD, INC.

                              Financial Statements

                                January 31, 1997

                  (With Independent Auditors' Reports Thereon)

                          Independent Auditors' Report


The Board of Directors
Newgold, Inc.:

We have audited the accompanying balance sheet of Newgold, Inc. as of January 31, 1997, and the related statements of operations, stockholders' equity, and cash flows for the thirteen month period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Newgold, Inc. as of January 31, 1997, and the results of its operations and cash flows for the thirteen month period then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the financial statements, the Company has been dependent primarily upon cash proceeds from private placement of its common stock. The Company anticipates that current working capital and anticipated revenues will not be sufficient to satisfy its future cash needs, and accordingly, the Company will need to raise additional capital in the near term. Currently, the Company has no commitments for additional funding. Management's plans in regard to these matters are also described in note 2. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



June 18, 1997

                     [BURNETT UMPHRESS & KILGOUR LETTERHEAD]

To the Board of Directors
NEWGOLD, INC.
(A Nevada Corporation)
Reno, Nevada


                          INDEPENDENT AUDITORS' REPORT


We have audited the statements of operations, stockholders' equity and cash flows of NEWGOLD, INC. (A Nevada Corporation) for the year ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the statements of operations, stockholders' equity and cash flows are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the statements of operations, stockholder's equity and cash flows. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the statements of operations, stockholders' equity and cash flows. We believe that our audit of the statements of operations, stockholders' equity and cash flows provides a reasonable basis for our opinion.

In our opinion, the statements of operations, stockholders' equity and cash flows referred to above present fairly, in all material respects, the results of operations, stockholders' equity and cash flows of NEWGOLD, INC. (A NEVADA CORPORATION) for the year ended December 31, 1995 in conformity with generally accepted accounting principles.



         /s/
Burnett, Umphress & Kilgour



Rancho Cordova, California
April 8, 1997

                                  NEWGOLD, INC.

                                  Balance Sheet

                                January 31, 1997


                          Assets

Current assets:
    Cash and cash equivalents                                  $       876,573
    Refundable payroll taxes                                           154,357
                                                                 -------------

              Total current assets                                   1,030,930

Property, plant and equipment including undeveloped mineral
    properties of $3,210,287, net of $25,561 of accumulated
    depreciation (notes 3 and 10)                                    3,873,815
Advance to stockholder (note 9)                                         92,486
Reclamation bonds (note 12)                                            256,500
Other assets                                                            12,885
                                                                 -------------

              Total assets                                     $     5,266,616
                                                                 =============

           Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable                                           $       169,322
    Accrued expenses                                                   145,637
    Accrued reclamation costs (notes 8 and 12)                          25,000
    Due to affiliate (note 9)                                          117,627
    Notes payable to individuals (note 4)                              325,000
                                                                 -------------

              Total current liabilities                                782,586

Deferred revenue (note 9)                                              500,000
                                                                 -------------

              Total liabilities                                      1,282,586

Commitments and contingencies (notes 5 and 8)

Stockholders' equity (notes 7, 8, 9, 10 and 12):
   Common  stock -  Authorized
    50,000,000 shares, par value $0.001;
       18,761,839 outstanding                                           18,762
   Additional paid-in capital                                        6,944,722
   Accumulated deficit                                              (2,979,454)
                                                                 -------------

              Total stockholders' equity                             3,984,030

              Total liabilities and stockholders' equity       $     5,266,616
                                                                 =============

See accompanying notes to financial statements.

                                  NEWGOLD, INC.

                            Statements of Operations

                    For the year ended December 31, 1995 and
                   the thirteen months ended January 31, 1997


                                                                     Thirteen
                                               Year Ended          Months Ended
                                              December 31,          January 31,
                                                  1995                 1997
                                              ------------         ------------
Sales:
    Net sales                                 $      -                   -
    Cost of sales                                    -                   -
                                              ------------         ------------
              Gross margin                           -                   -

Operating expenses:
    General and administrative expenses           172,125            1,504,539
    Exploration costs                              21,378              283,876
                                              ------------         ------------
              Total operating expenses            193,503            1,788,415
                                              ------------         ------------
              Loss from operations               (193,503)          (1,788,415)

Other income (expense):
    Interest income                                  -                  35,807
    Bad debt expense                              (40,374)                -
    Other income                                     -                  16,800
    Interest expense                                 -                 (67,976)
                                              ------------         ------------
              Total other expense                 (40,374)             (15,369)

Income tax provision                                 -                    -
                                              ------------         ------------
Net loss                                      $  (233,877)          (1,803,784)
                                              ============         ============

Loss per share                                    $ (0.03)               (0.14)
                                                    ======               ======

Weighted average number of shares outstanding   6,768,358            12,779,936
                                              ============         ============






See accompanying notes to financial statements.

                                  NEWGOLD, INC.

                       Statements of Stockholders' Equity

                      For the year ended December 31, 1995
               and for the thirteen months ended January 31, 1997

                                          Common      Common       Additional                     Total
                                           Stock       Stock        Paid-In      Accumulated   Shareholders'
                                          Shares         $          Capital        Deficit        Equity
                                        ----------    --------    -----------    -----------    -----------
Balances at December 31, 1994            6,768,358    $  6,768           -         (636,084)      (629,316)

Net loss for the year ended December
   31, 1995                                   -           -              -         (233,877)      (233,877)
                                        ----------    --------    -----------    -----------    -----------
Balances at December 31, 1995            6,768,358       6,768           -         (869,961)      (863,193)

Shares issued to purchase Washington
   Gulch (note 7)                        3,800,000       3,800        177,200            -         181,000
Shares issued in exchange for net
   profit interests (note 7)             1,431,642       1,432        440,605            -         442,037
Shares issued to creditors and
   shareholders of Warehouse Auto,
   Center, Inc. (note 7)                   305,709         306        305,403      (305,709)            -
Shares issued to investors and
   underwriters (note 7)                 5,135,130       5,135      4,701,835            -       4,706,970
Shares issued to others (note 7)           221,000         221        220,779            -         221,000
Shares issued to Repadre (note 7)          100,000         100         99,900            -         100,000
Shares issued to repurchase 50%
   interest in Relief Canyon, Ltd.
   (note 7)                              1,000,000       1,000        999,000            -       1,000,000
Net loss for the period from
   January 1, 1996 to January 31, 1997          -           -              -     (1,803,784)    (1,803,784)
                                        ----------    --------    -----------    -----------    -----------

Balances at January 31, 1997            18,761,839    $ 18,762      6,944,722    (2,979,454)     3,984,030
                                        ==========    ========    ===========    ===========    ===========




See accompanying notes to financial statements.
                                       F-6

                                  NEWGOLD, INC.

                            Statements of Cash Flows

                      For the year ended December 31, 1995,
                   the thirteen months ended January 31, 1997

                                                                   Thirteen
                                                 Year Ended        Months Ended
                                                December 31,        January 31,
                                                    1995               1997
                                                ------------       ------------
Cash flows from operating activities:
   Net loss                                     $  (233,877)        (1,803,784)
   Adjustments to reconcile net loss to
   net cash used in operating activities:
       Depreciation and amortization                  1,571             23,466
       Bad debt                                      40,374               -
       Assigned value of common stock
         exchanged for services                        -               221,000
   Changes in operating assets and liabilities:
       Refundable payroll taxes                        -              (154,357)
       Prepaid expenses                                (150)               150
       Other assets                                    -               (12,885)
       Accounts Payable                            (111,634)              -
       Accrued expenses                              85,456             55,526
       Accrued reclamation costs                     69,470            (69,470)
                                                ------------       ------------

       Total adjustments to net loss                 85,087             63,430
                                                ------------       ------------

        Net cash used in operating activities      (148,790)        (1,740,354)
                                                ------------       ------------

Cash flows from investing activities:
   Repayment of advances to stockholder             (18,203)           (66,847)
   Contribution from joint venture partner             -               775,000
   Purchase of joint venture partner interest          -              (900,000)
   Capital expenditures                            (308,662)        (1,684,892)
                                                ------------       ------------

        Net cash used in investing activities      (326,865)        (1,876,739)
                                                ------------       ------------

Cash flows from financing activities:
   Repayment of advances from affiliate             (15,923)          (190,308)
   Deferred revenue                                    -               500,000
   Proceeds from issuance of notes payabl           815,537            115,996
   Payments on notes payable                       (329,735)          (739,903)
   Proceeds from sale of common stock                  -             4,806,970
                                                ------------       ------------
        Net cash provided by financing activities   469,879          4,492,755
                                                ------------       ------------
        Net (decrease) increase in cash              (5,776)           875,662
                                                ------------       ------------
Cash and cash equivalents, beginning of period        6,687                911
                                                ------------       ------------
Cash and cash equivalents, end of period        $       911            876,573
                                                ============       ============

Supplemental Schedule of Cash Flow Information:
Cash paid for interest                          $      -                37,246
                                                ============       ============
Cash paid for income taxes                      $      -                  -
                                                ============       ============


See accompanying notes to financial statements.

                                  NEWGOLD, INC.

                          Notes to Financial Statements

                                January 31, 1997



(1)      The Company

         (a)    Nature of operations

         The Company is in the business of acquiring, exploring, developing and producing gold properties. The Company has the rights to mine properties in Nevada, California and Montana. Its primary focus is on the Relief Canyon Mine located near Lovelock, Nevada, where it has performed development and exploratory drilling and is currently in the process of obtaining permits to allow operation of the Relief Canyon Mine. In the period ended January 31, 1997, the Company also entered into a lease with an option to buy the Mission Mine located near Twenty-Nine Palms, California. Mission Mine is an abandoned underground mine complex.


         (b)    Merger

         In November 1996, Newgold, Inc. of Nevada (Old Newgold) was merged into Warehouse Auto Centers, Inc. (WAC), a public company, which had previously filed an involuntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Western District of New York. Pursuant to the plan of reorganization and merger (the Plan), (i) WAC which was the surviving corporation for legal purposes, changed its name to Newgold, Inc. (the Company), (ii) the outstanding shares of Old Newgold were converted into the right to receive an aggregate of 12,000,000 shares or approximately 69% of the post merger outstanding common stock of the Company, (iii) each outstanding share of WAC was converted into the right to receive 1/65 share of the common stock of the Company, for an aggregate of 51,034 shares or less than 1% of the post merger outstanding common stock,
         (iv) unsecured trade debts and other unsecured pre-petition liabilities were paid in full via the issuance of one share of the Company's stock for each $42 of debt, for an aggregate of 63,374 shares or less than 1% of the post merger outstanding common stock, and (v) post petition creditors received 1 share of stock for each $1 of debt, for an aggregate of 191,301 shares or approximately 1% of the post merger outstanding common stock. The Plan also required an amendment to the Company's capital structure to increase the number of shares authorized to 50,000,000 and to reduce the corresponding par value to $.001.





                                      F-8                            (Continued)

                                  NEWGOLD, INC.

                          Notes to Financial Statements



         In connection with the Plan, the Company raised $4,707,000 of cash through the issuance of convertible debtor certificates. Shortly after confirmation of the Plan, the debtor certificates were exchanged for 5,135,130 shares of common stock (including 428,130 shares issued in lieu of paying cash for underwriter's fees) of the Company representing approximately 29% of the post merger outstanding common stock.

         For accounting purposes, Old Newgold has been treated as the acquirer (reverse acquisition). Accordingly, the historical financial statements prior to November 21, 1996 are those of Old Newgold. There were no assets or liabilities acquired in this transaction and there is no impact on the statement of operations.

         In connection with the merger with WAC, the Company changed its fiscal year end from December 31 to January 31. As such, the financial statements for the period ended January 31, 1997, include thirteen months of activity.


(2)      Summary of Significant Accounting Policies

         (a)    Basis of Presentation

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. Currently, the Company's development and operation plans indicate that it will be unable to continue unless it receives additional funding. Management is currently exploring various means of raising additional capital. Strategic alternatives being considered include: (i) selling an additional $5,000,000 of common stock as a means of interim financing; (ii) entering into a joint venture to develop the Relief Canyon mine, (iii) the sale of Company assets, (iv) a business combination, (v) conversion of certain debt to equity, and (vi) mortgaging certain Company assets. There can be no assurance that the Company will be successful in its attempt to consummate one or more of these strategic alternatives. Failure to do so will necessitate that the Company curtail its development plans and cease its operations.

         Currency - The Company presents its financial statement information in United States dollars as all of its assets and operations are located in the United States.


         (b)    Cash and Cash Equivalents

         For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.


                                      F-9                            (Continued)

                                  NEWGOLD, INC.

                          Notes to Financial Statements


         (c)    Property, Plant and Equipment

         General - Property, plant and equipment are stated at cost plus the assigned value of common stock issued in purchase transactions and include mine development costs, financing costs and costs of renewals and betterments of machinery and equipment. When assets are sold or abandoned, the recorded costs and related accumulated depreciation are removed from the accounts and any gains or losses are included in earnings. Repairs and maintenance are charged to expense as incurred.

         Mineral exploration - Exploration costs are charged to operations in the period in which they are incurred. When a property is determined to have economically feasible development potential, development expenditures and further development drilling costs are capitalized.

         Mine development - Mine development costs consist of all costs associated with bringing mines into production, to develop new ore bodies and to develop mine areas substantially in advance of current production. The decision to develop a mine is based on assessment of the commercial viability of the property and the availability of financing. Once the decision to proceed to development is made, development and other expenditures relating to the project will be deferred and carried at cost with the intention that these will be depleted by charges against earnings from future mining operations. No depreciation will be charged against the property until commercial production commences. After a mine has been brought into commercial production, any additional work on that property will be expensed as incurred, except for major drilling and development programs not adjacent to current mining operations, which will be deferred and depleted.

         Financing costs - Financing costs, including interest, are capitalized when they arise from indebtedness incurred to finance development and construction activities on properties that are not yet subject to depreciation or depletion. Financing costs are charged against earnings from the time that mining operations commence. Capitalization is based upon the actual interest on debt specifically incurred or on the average borrowing rate for all other debt except where shares are issued to fund the cost of the project. As of January 31, 1997, an aggregate of $34,403 of interest has been capitalized.

         Depreciation, depletion and amortization - Assets other than mining properties and mineral rights are depreciated using the straight-line method over their estimated useful lives which range from three to seven years. Gold production facilities, equipment and leasehold improvements are depreciated over their estimated useful lives. Capitalized development costs are amortized on the units of production method considering proven

                                      F-10                           (Continued)

                                  NEWGOLD, INC.

                          Notes to Financial Statements


         and probable reserves. Aircraft are depreciated ratably over their estimated total useful hours. Depreciation and depletion rates are subject to periodic review to ensure that asset costs are amortized over their useful lives.

         Impairment - Mining projects and properties are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. If estimated future cash flows expected to result from the use of the mining project or property and its eventual disposition are less than the carrying amount, an impairment is recognized based on the estimated fair value of the mining project or property. Fair value generally is based on the present value of estimated future net cash flows for each mining project or property, calculated using estimates of proven and probable mineable reserves, geologic resources, future prices, operating costs, capital requirements and reclamation costs.


         (d)    Reclamation of Mining Areas

         Reclamation costs, including the removal of production facilities at the end of their useful lives, are estimated and accrued on an undiscounted basis over the productive lives of properties. Remediation costs are expensed when the liability is probable and estimable. Based on current environmental regulations and known reclamation requirements, management has included its best estimate of these obligations in its reclamation accruals. However, it is reasonably possible that the Company's estimates of its ultimate reclamation liabilities could change as a result of changes in regulations or cost estimates.

         The Company performs concurrent reclamation to the extent possible. However, most of the accrued costs are anticipated to be expended at the end of the mine life.


         (e)    Revenue Recognition

         Revenues will be recognized when deliveries of gold are made. Deferred revenue represents cash received in exchange for royalties on net smelter returns on the Relief Canyon Mine. Deferred revenue will be amortized to earnings based on estimated production in accordance with the royalty agreement (note 9).


         (f)    Income Taxes

         The Company accounts for income taxes using the liability method which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference

                                      F-11                           (Continued)

                                  NEWGOLD, INC.

                          Notes to Financial Statements


         between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances against deferred tax assets are recorded to the extent management estimates that the future benefit will not be realized.


         (g)    Loss Per Share

         Loss per share is calculated based on the weighted average number of common shares outstanding during each period.


         (h)    Estimates, Risks and Uncertainties

         The preparation of financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Gold mining requires the use of specialized facilities and technology. The Company will rely heavily on such facilities to maintain production levels. Also, the market price of gold significantly affects the profitability of the Company's operations. Market gold prices can fluctuate widely and are affected by numerous factors beyond the Company's control. Although the Company intends to limit its sales to a small number of customers, the Company does not expect to be economically dependent on a limited number of customers for the sale of its product because gold commodity markets are well established worldwide.


         (i)    Recent Pronouncements

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 128, Earnings per Share, which is effective for periods beginning after December 15, 1997. SFAS No. 128 has simplified the existing computational guidelines as well as revised the existing disclosure requirements. The Company will adopt the provisions of SFAS No. 128 for the year ended January 31, 1998.

         The Company adopted the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, on January 1, 1996, which permits entities to recognize as expense over the vesting period the fair value of all employee stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to apply the provisions of APB

                                      F-12                           (Continued)

                                  NEWGOLD, INC.

                          Notes to Financial Statements


         25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair value based method defined in SFAS No. 123 had been applied. The Company plans to apply the provisions of APB 25.


(3)      Property, Plant and Equipment

         A summary of changes in property, plant and equipment and related accumulated depreciation accounts is as follows:

                                                             Machinery       Develop-
                                                                 &             ment       Capitalized
                                              Buildings      Equipment        Costs         Interest        Total
                                            -----------    -----------    -----------    -----------    -----------
         Cost:
         Balances at December 31, 1995       $  215,510        328,705        614,410         20,314      1,178,939
           Additions                               -           684,816      2,071,532         14,089      2,770,437
           Disposals, retirements and
           reclassifications (note 12)             -              -           (50,000)          -           (50,000)
                                             -----------    -----------    -----------    -----------    -----------

         Balances at January 31, 1997           215,510      1,013,521      2,635,942        34,403       3,899,376
                                             -----------    -----------    -----------    -----------    -----------

         Accumulated depreciation:
         Balances at December 31, 1995             -             2,095           -             -              2,095
           Depreciation and amortization           -            23,466           -             -             23,466
           Disposals, retirements and
           reclassifications                       -              -              -             -               -

                                             -----------    -----------    -----------    -----------    -----------
         Balances at January 31, 1997              -            25,561             -           -             25,561
                                             -----------    -----------    -----------    -----------    -----------

         Property, plant and equipment, net, January 31, 1997:
           Relief Canyon                        215,510        324,432      2,635,942        34,403       3,210,287
           Aircraft                                  -         552,314           -             -            552,314
            Other                                    -         111,214           -             -            111,214

                                             -----------    -----------    -----------    -----------    -----------
         Total Company                       $  215,510        987,960      2,635,942        34,403       3,873,815
                                             ===========    ===========    ===========    ===========    ===========








                                      F-13                           (Continued)

(4)      Debt

         (a)    Notes Payable to Individuals

         Unsecured notes payable to individuals consist of the following at January 31, 1997:

         Loan was extended by individuals in June 1996 in the
         original amount of $215,000.  The note bears interest
         at 8% per year.  Full repayment was due September 30,
         1996.  The Company is in default with respect to this loan.    $105,000

         Loan from individual.  The note bears interest at 10%
         per year.  The note is currently due.  The Company is
         in default with respect to this loan.                           200,000

         Other                                                            20,000
                                                                        --------
             Total notes payable to individuals                         $325,000
                                                                        ========


         (b)    Interest Paid

         The Company recorded $67,976 of interest expense in the current period. Interest of $14,089 and $20,314 was capitalized during the period ended January 31, 1997 and December 31, 1995, respectively.


(5)      Leases

         Except for the advance royalty and rent payments noted below, the Company is not obligated under any capital leases or noncancelable operating lease with initial or remaining lease terms in excess of one year as of January 31, 1997. However, annual royalty payments are required to retain the lease rights to the Company's properties.


         (a)    Relief Canyon

         The Company purchased the Relief Canyon Mine from J.D. Welsh Associates (Welsh) in January 1995. The Company currently holds 441 unpatented mining claims and a lease for access to an additional 800 acres. As part of the original purchase of Relief Canyon, Welsh assigned a lease from Santa Fe Gold Corporation (Santa Fe) to Newgold. The lease, which expires in 2004, covers only 800 acres of the total 8,800 acres of the Relief Canyon Mine. As of January 31, 1997, Santa Fe had not consented to the assignment of the lease from Welsh to Newgold. While, consent has not yet been granted, Santa Fe continues to accept Newgold's annual advance royalty and rent payments. Management of the Company does not believe that the 800 acres under the disputed lease is critical to the Relief Canyon project. Management believes that failure

                                      F-14                           (Continued)
         to perfect the lease agreement will not have a material adverse effect on the Company's financial position, results of operations or development of the mine.

         The terms of the Santa Fe lease require a 2.5% net smelter return (NSR) royalty to be paid to Santa Fe on all minerals taken from the Santa Fe property and 39 claims originally purchased from Welsh. In addition, advance royalty and rental payments totaling $26,400 per year are required. The advance royalty and rent payments increase by 5% annually (or more if inflation exceeds 5% per annum). These payments are noncancelable and continue for the term of the lease (2004).


         (b)    Mission Mine Property

         The Company has entered into a seven-year lease purchase of the Mission Mine property for an aggregate purchase price, of $3,500,000. The Mission Mine is an inactive underground mining operation in California which includes 22 unpatented mining claims on approximately 440 acres.

         Under the terms of this lease, the Company has agreed to pay the greater of a minimum royalty payment or a 2.5% NSR royalty. The Company is currently paying the minimum royalty payment. The minimum royalty payment is currently $10,000 per month and increases each year by $10,000 per month up to a maximum of $70,000 per month commencing March 1, 2003, until the purchase price is paid. All royalty payments will be applied to the purchase price. The Company is obligated to pay all taxes applicable to the property. The Company has the right to terminate the agreement should it become economically unsound to continue with mining operations at no cost to the Company.

         Beginning May 5, 1997:
         the minimum yearly lease payments are as follows:

                      1997                                 $       418,000
                      1998                                         230,000
                      1999                                         350,000
                      2000                                         470,000
                      2001                                         590,000
                      2002                                         710,000
                      2003                                         696,000
                                                             -------------

                                                           $     3,464,000




                                      F-15                           (Continued)

(6)      Income Taxes

         As of January 31, 1997, the Company had net operating loss carryforwards of approximately $1,500,000 available to reduce future Federal taxable income which, if not used, will expire at various dates through January 31, 2012. Due to changes in the ownership of the Company, the utilization of these loss carryforwards may be subject to substantial annual limitations.

         Deferred tax assets (liabilities) are comprised of the following at January 31, 1997:

             Deferred tax assets:
               Net operating loss carryforward                   $   510,000
               Deferred revenue                                      170,000
               Valuation allowance for deferred tax assets          (340,000)
                                                                  ----------

                           Net deferred tax assets                   340,000

             Deferred tax liabilities:
               Net book value of property, plant and equipment      (340,000)
                                                                  ----------

                           Net deferred tax assets               $      -
                                                                  ==========

         The net change in the total valuation allowance for the thirteen months ended January 31, 1997 was $340,000.

         The expected Federal income tax benefit, computed based on the Company's pre-tax losses in 1997 and the statutory Federal income tax rate, is reconciled to the actual tax benefit reflected in the accompanying financial statements as follows:

             Expected tax benefit at statutory rates             $   613,000

             Decrease resulting from valuation allowance
             for benefits from net operating loss
             carryforwards and other                                (613,000)
                                                                  ----------
                     Total                                       $      -
                                                                  ==========

         Previous to June 21, 1996, the stockholder of the Company elected under Internal Revenue Code Section 1362 to have the Company taxed as an S corporation. As such, all Federal and substantially all State income tax attributes passed through the Company directly to the stockholder until that date.


                                      F-16                           (Continued)

(7)      Stockholders' Equity

         As discussed in note 1, Newgold, Inc. and Warehouse Auto Centers, Inc. merged to form the Company in November, 1996. Additionally, the following common stock transactions occurred during the thirteen month period ended January 31, 1997:

         Approximately 56 shares were issued in January 1996 for the purchase of rights to the Washington Gulch property. The site was acquired from Edward Mackay, a former officer of the Company. The property consists of a mill site located in Montana. The value of the common stock issued on the property was recorded at the cash value of the net monetary assets received which amounted to $181,000.

         Stock split - On June 19, 1996, the Company effected a 67,864 to 1 stock split which increased the total shares outstanding from approximately 156 to 10,568,358. The financial statements have been retroactively adjusted to reflect the stock split.

         Exchange of Net Profits Interests - In June, 1996 (prior to the merger discussed in note 1), the Company exchanged several "net profits interests" for shares of common stock of the Company. A net profit interest is a royalty based on the profit remaining after recapture of certain operating, capital and other costs as defined by agreement. Net profits interests sold for aggregate consideration in 1994 and 1995 of $442,037 were repurchased for 1,431,642 shares of common stock.

         Repurchase of Relief Canyon - As more fully discussed in note 10, the Company issued 1,000,000 shares, valued at $1 per share, to Casmyn Corp. as partial consideration for the repurchase of their 50% interest in Relief Canyon Mine.

         Sale of Common Stock - In November 1996, the Company sold 100,000 shares in exchange for $100,000 in cash to Repadre Capital Corporation (see note 9).

         Other - In November, 1996, an aggregate of 221,000 shares were issued to others in exchange for general and administrative services rendered valued at $221,000.


(8)      Commitments, Contingencies and Uncertainties

         The Company has not commenced mining at Relief Canyon pending receipt of an independent evaluation of reserves and obtaining appropriate operating permits. Accordingly, the Company's ability to recover its investment in Relief Canyon is dependent upon obtaining such operating permits and the viability of future operations, both of which are not presently determinable. The financial statements do not include

                                      F-17                           (Continued)
         any adjustments relating to the recoverability of the Company's investment that might result from the outcome of these uncertainties.

         Environmental  obligations  -  The  Company's  mining  and  exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. The Company strives to conduct its operations so as to protect the public health and environment and believes its operations are in compliance with all applicable laws and regulations. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations.

         The Company is in the process of obtaining various permits in order to recommence mining activities at Relief Canyon Mine. The Company expects to obtain all necessary permits to commence mining at Relief Canyon Mine during the third quarter of calendar 1997. However, these permitting matters are not entirely within the control of the Company and no assurance can be given that such permits will be issued in a timely manner.

         Reclamation costs - The ultimate amount of reclamation obligations to be incurred is uncertain. However, as of January 31, 1997, the Company has accrued $0 for Relief Canyon and $25,000 for its Washington Gulch site. The Washington Gulch site is currently bonded for $206,000. There can be no assurances given that the above estimates accurately reflect the actual costs of all reclamation activities that may be required.

         Legal - The Company is facing threatened litigation with respect to a dispute with two individuals. The individuals claim that they have a 10% net profit interest in the Relief Canyon Mine. The Company maintains that the individuals gave up their rights upon the execution of an exchange of net profits interest for common stock signed by one of the individuals in June, 1996. In April, 1997, one of the individuals filed a lien on the Relief Canyon project in the amount of $100,000,000 as a means of asserting their alleged rights. The Company believes that there are meritorious defenses to this claim if it should be formally asserted through litigation. Management is of the opinion, that the worst outcome if an actual case were filed would be the recision of the exchange agreement and a return of the investors' original aggregate investment of $85,000. The ultimate outcome of this matter is not presently determinable. No adjustments have been made in the financial statements for this contingency.

         The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate dispositions of

                                      F-18                           (Continued)
         these matters will not have a material adverse effect on the Company's financial position, results or operations or liquidity. As of January 31, 1997, Management has accrued $30,000 in recognition of claims asserted against the Company.


(9)      Related Party Transactions

         Advance to shareholder - As of January 31, 1997 the Company had made unsecured, non-interest bearing demand advances totaling $92,486 to A. Scott Dockter, President and Chairman of the Company. The advances were repaid in April 1997.

         Other advances and repayments - During the current period, the Company borrowed and repaid a total of $16,000 from officers of the Company other than Mr. Dockter.

         Advances from shareholders - A. Scott Dockter loaned the Company an aggregate of $205,000 subsequent to year end. The advances are due on demand, unsecured and bear interest at 8%.

         Due to affiliate - As of January 31, 1997, the Company owed $117,627 to
         Riverfront  Development,  Inc.  for  equipment  purchases.   Riverfront
         Development, Inc. is a related entity owned by A. Scott Dockter.

         Purchase from related party - The Company purchased the Washington Gulch mill site from Edward Mackay, a former officer of the Company, in exchange for approximately 35% of the Company. During the thirteen months ended January 31, 1997, the Company also repaid $150,000 of loans from Mr. Mackay. The loans were unsecured, due on demand and non-interest bearing.

         Relief Canyon - During January 1996, Repadre Capital Corporation ("Repadre") purchased, for $100,000, an option to acquire a 3% net smelter royalty relating ("Repadre Royalty") to the Relief Canyon Mine with an exercise price of $400,000. During September 1996, Repadre exercised its option to purchase the Repadre Royalty and the Company received $400,000. Under the terms of the Repadre Royalty, Repadre received a 1.5% royalty on the net proceeds, after smelting, from the production at each of the Relief Canyon and Mission Mines, respectively. Repadre has the option to place its entire royalty amount (3%) on either Relief Canyon or Mission Mine upon notice to the Company. The total price of $500,000 has been recorded as deferred revenue in the accompanying financial statements.


                                      F-19                           (Continued)

(10)     Investment by Casmyn Corp.

         In April, 1996, the Company entered into a 50:50 joint venture with Casmyn Corp. (Casmyn), a public company based in Sparks, Nevada, for the development of the Relief Canyon project located in Pershing County, Nevada. Casmyn committed to contribute $1,398,000 for their 50% interest in the Venture. Newgold contributed their entire interest in Relief Canyon to the Venture. As of September 30, 1996, Casmyn had contributed approximately $775,000 towards its 50% interest in the venture and their remaining $623,000 commitment was recorded as a receivable to the joint venture. On October 18, 1996, the Company repurchased Casmyn's 50% interest for $900,000 cash, 1,000,000 restricted shares of common stock, valued at $1 per share, and they released Casmyn from its remaining $623,000 obligation. The Company capitalized the resulting $1,125,000 to property, plant and equipment.


(11)     Supplemental Cash Flow Information

         The effects of the following non cash transactions have been excluded from the statement of cash flows for the period ended January 31, 1997:

         Reduction in debt -The prior owner (Welsh) of Relief Canyon was unable to successfully transfer the lease on the Santa Fe property to Newgold which was required under the original purchase agreement. Because of this, Welsh and the Company mutually agreed to reduce the original purchase price of Relief Canyon by $50,000 from $500,000 to $450,000. As a result, the Company's debt outstanding to Welsh and its investment in Relief Canyon were reduced by $50,000 during the current period.












                                      F-20                           (Continued)

(12)     Cumulative Financial Information (Unaudited)

         The following tables contain summary unaudited cumulative results of operations and cash flows:

                                                             Cumulative since
                                                           inception (unaudited)
                                                           ---------------------

         Results  of  operations:
           Revenues                                         $          -
           Operating  expenses                                    2,587,504
                                                                 -----------

               Loss from operations                              (2,587,504)

               Net other expense                                    (80,473)

               Income tax provision                                    -
                                                                 -----------
                        Net loss since inception                 (2,667,977)
                                                                 ===========

             Statement of cash flows:
               Net loss since inception                          (2,667,977)
               Add back noncash expenses                            286,935
               Net changes in operating assets and liabilities      (21,905)
                                                                 -----------

                        Net cash used in operating activities    (2,402,947)

               Cash flows from investing activities:
                 Advances to stockholders                          (131,860)
                 Contribution from joint venture partner            775,000
                 Purchase of joint venture partner interest        (900,000)
                 Capital expenditures                            (2,005,254)
                                                                 -----------

                        Net cash used in investing activities    (2,262,114)

               Cash flows from financing activities:
                 Repayment of advances from affiliate              (132,373)
                 Proceeds from issuance of notes payable          1,237,138
                 Sale of net smelter return                         500,000
                 Sale of net profit interests                       442,037
                 Payment on notes payable                        (1,312,138)
                 Proceeds from sales of common stock              4,806,970
                                                                 -----------

                        Net cash provided by financing activities 5,541,634
                                                                 -----------

                        Net increase in cash                        876,573

               Cash and cash equivalents, beginning of period          -
                                                                 -----------

               Cash and cash equivalents, end of period             876,573
                                                                 ===========


                                      F-21                           (Continued)

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 24, 1997.

                                  NEWGOLD, INC.


                   By: /s/Arthur Scott Dockter
                      ------------------------
                         Arthur Scott Dockter,
         President and Chief Executive Officer

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    Signature                       Title                             Date

/s/ Robert W. Morris                Chief Financial Officer,      June  24, 1997
--------------------------
Robert W. Morris                    Treasurer (Principal
                                    Financial Officer)



/s/ Arthur Scott Dockter            President, Chief Executive     June 24, 1997
--------------------------
Arthur Scott Dockter                Officer, Director
                                    (Principal Executive Officer)



/s/ Joseph Conway                   Director                       June 24, 1997
--------------------------
Joseph Conway



/s/ Jay C. Kellerman                Director                       June 24, 1997
--------------------------
Jay C. Kellerman

                                INDEX TO EXHIBITS
Exhibit
  No.      Description of Exhibit
-------    ----------------------

2.1        Plan of Reorganization.(1)

3.1        Certificate of Incorporation of the Registrant.(2)

3.2 Certificate of Amendment to Certificate of Incorporation of the Registrant.(1)

3.3        Bylaws of the Registrant.(2)

10.1       Contract of Sale between the Registrant and J.D. Welsh &
           Associates.(1)

10.2 Agreement for Lease/Purchase and Sale of Property between the Registrant, Joie Jamison and T.K.M. Corporation dated September 2, 1996.(1)

10.3 Office Building Lease between the Registrant and Duffel Financial and Construction Company dated May 20, 1996.(1)

10.4 Option to Purchase Forty (40%) Percent of Newgold, Inc. and Riverfront Development, Inc., between Edward Mackay and the Company (the "Option Agreement").

10.5 First Amendment to the Option to Purchase Newgold, Inc. between the Registrant and Edward Mackay dated as of January 1, 1996 (the "Option Amendment").

10.6 Clarification Agreement (clarifying the Option and Option Amendment) between A. Scott Dockter, Edward Mackay, Gold Bug, and the Company dated effective as of June 18, 1996.

10.7 Letter of Intent between the Registrant and Mirimar Mining Corporation dated October 8, 1996.

10.8 Agreement and Plan of Merger by and between the Registrant and Newgold, Inc. dated August 1996.

10.9 Promissory Note between the Company and A. Scott Dockter, dated April 2, 1997, for the principal amount of $100,000.

10.10 Promissory Note between the Company and A. Scott Dockter, dated April 17, 1997, for the principal amount of $50,000.

10.11 Promissory Note between the Company and A. Scott Dockter, dated April 30, 1997, for the principal amount of $20,000.

10.12 Promissory Note between the Company and A. Scott Dockter, dated May 30, 1997, for the principal amount of $35,000.

27.1       Financial Data Schedule.
-------------------------------------

(1) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB-40 for the fiscal year ended January 31, 1996 filed with the Commission on January 22, 1997.

(2) Incorporated by reference to the Registrant's Registration Statement on Form SB-2 (File No. 33-49920) filed with the Commission on October 14, 1993.