Form 10QSB
period 1997-04-30
NEWGOLD INC
filed 1997-07-03
CIK 878808

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

  X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended April 30, 1997.

      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _____ to _____.

                         Commission file number 0-20722

                                  NEWGOLD, INC.
    ------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                              16-1400479
---------------------------------                            ------------------
(State or other jurisdiction                                 (IRS Employer
 of incorporation or organization)                           Identification No.)

                  5190 Neil Road, Suite 320, Reno, Nevada 89502
                  ---------------------------------------------
                    (Address of principal executive offices)

                                 (702) 823-4000
                           ---------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.    Yes X   No
                                                                ---
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by court.            Yes X  ; No
                                                          ---
The number of shares of Common Stock outstanding as of July 1, 1997:  18,761,839

Transitional Small Business Disclosure Format (check one):
                                                             Yes   ;  No  X
                                                                        -----

PART I.  Financial Information

     1.  Interim Financial Statements (unaudited)

           Balance Sheet -
               March 31, 1996 and April 30, 1997 .......................1

           Statements of Operations -
               Three months ended March 31, 1996 and April 30, 1997 ....2

           Statements of Cash Flows -
               Three months ended March 31, 1996 and April 30, 1997 ....3

           Notes to Financial Statements ...............................4

     2.  Management's Discussion and Analysis ..........................5

PART II.  Other Information

           Signatures ..................................................10

                                  NEWGOLD, INC.

                                 Balance Sheets

                                   (Unaudited)

                                               March 31, 1996     April 30, 1997

                                     Assets


Cash                                          $        4,299     $      171,411


Property,plant  and  equipment  including
   undeveloped  mineral  properties  of
   $1,345,121  and  $3,767,061,
   respectively,  net of $2,488 and $42,392
   accumulated depreciation                        1,353,633          4,717,310
Advance to stockholder                                36,809            - - -
Reclamation bonds                                    206,000            256,500
Other assets                                           3,973             16,580
                                              ---------------    --------------
     Total assets                             $    1,604,714     $    5,161,801
                                              ===============    ==============


                      Liabilities and Stockholder's Equity

Current liabilities
   Accounts payable                           $      215,195     $      437,193
   Accrued expenses                                  161,400             86,385
   Accrued reclamation costs                          94,470             25,000
   Due to affiliate                                  342,674             86,627
   Notes payable                                   1,390,944            325,000
   Shareholder loan                                  - - -              170,000
                                              ---------------    --------------

     Total current liabilities                     2,204,683          1,130,205

Deferred revenue                                     100,000            500,000
                                              ---------------    --------------

     Total liabilities                             2,304,683          1,630,205

Stockholders' equity
   Common stock - Authorized 50,000,000
     shares par value $0.001; 6,768,658
     and 18,761,839 outstanding at March 31,
     1996 and April 30, 1997, respectively             6,769             18,762
   Additional paid-in capital                        175,231          6,944,722
   Accumulated deficit                              (881,969)        (3,431,888)
                                              ---------------    --------------

     Total stockholders' equity                     (699,969)         3,531,596


     Total liabilities
               and stockholders' equity       $    1,604,714     $    5,161,801
                                              ===============    ==============

              See accompanying notes to the financial statements.

                                  NEWGOLD, INC.

                            Statements of Operations

                                   (Unaudited)

                           For the three months ended

                                              March 31, 1996     April 30, 1997

Sales
         Net sales                            $       -          $       -
         Cost of sales                                -                  -
                                              ---------------    --------------
               Gross Margin                           -                  -

Operating expenses
         General and administrative expenses          17,294            370,693
         Exploration costs                            -                  75,042
                                              ---------------    --------------
               Total operating expenses               17,294            445,735

               Loss from operations                  (17,294)          (445,735)

Other income (expense)
         Interest income                                                  1,738
         Other income                                                     4,445
         Interest expense                               (482)           (12,881)
                                              ---------------    --------------
                Total other expense                     (482)            (6,698)

Income tax provision                                  -                  -

Net loss                                      $      (17,776)    $     (452,433)
                                              ===============    ==============

Loss per share                                       ($0.003)           ($0.024)
                                              ===============    ==============

Weighted average number of shares outstanding      6,768,358         18,761,839
                                              ===============    ==============

              See accompanying notes to the financial statements.

                                  NEWGOLD, INC.

                            Statements of Cash Flows

                                   (Unaudited)

                           For the three months ended

                                                  March 31, 1996       April 30, 1997
Cash flows from operating activities
    Net loss                                      $      (17,776)       $   (452,433)
    Adjustments to reconcile net loss to net cash
      used in operating activities
       Depreciation                                          393              16,831
    Changes in operating assets and liabilities
       Refundable payroll taxes                           -                  154,357
       Prepaid expenses                                      150              -
       Other assets                                       (3,973)             (3,695)
       Accounts payable                                    5,918             267,871
       Accrued expenses                                   71,289             (59,252)
                                                      -----------          ----------

       Total adjustments to net loss                      73,777             376,112
                                                      -----------          ----------

           Net cash used by operations                    56,001             (76,321)
                                                      -----------          ----------

Cash flows from investing activities
    Repayment of advance to stockholder                  (11,170)             92,486
    Capital expenditures                                (176,182)           (860,327)
                                                      -----------          ----------

           Net cash used in investing activities        (187,352)           (767,841)

Cash flows from financing activities
    Advances from affiliate                               34,739             (31,000)
    Deferred revenue                                     100,000
    Net proceeds from stockholder loan                                       170,000
                                                      -----------          ----------

           Net cash provided by financing activities     134,739             139,000
                                                      -----------          ----------

           Net increase (decrease) in cash                 3,388            (705,162)

Cash and cash equivalents, beginning of period               911             876,573
                                                                                                                 -------

Cash and cash equivalents, end of period              $    4,299           $ 171,411
                                                      ===========          ==========

              See accompanying notes to the financial statements.

NEWGOLD, INC.
NOTES TO FINANCIAL STATEMENTS

1. Preparation of Interim Financial Statements: The accompanying financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, such consolidated financial statements reflect all normal and recurring adjustments necessary for a fair presentation of the results of operations and financial position for the interim periods presented. Operating results for the three month period ended April 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ended January 31, 1998.

         For further information see the financial statements and footnotes included in the Company's Annual Report on Form 10-KSB for the thirteen months ended January 31, 1997.

2. Income Taxes: No income tax provisions have been made due to losses incurred. Deferred income tax benefits have been fully reserved due to the uncertainty of future realization.

3. Net (Loss) Per Share: Net (loss) per share has been computed on the basis of the weighted average number of shares outstanding during the period.

4. Reclamation of Mining Areas: Reclamation costs, including the removal of production facilities at the end of their useful lives, are estimated and accrued on an undiscounted basis over the productive lives of properties. Remediation costs are expensed when the liability is probable and estimable. Based on current environmental regulations and known reclamation requirements, management has included its best estimate of these obligations in its reclamation accruals. However, it is reasonably possible that the Company's estimates of its ultimate reclamation liabilities could change as a result of changes in regulations or cost estimates. The Company performs concurrent reclamation to the extent possible. However, most of the accrued costs are anticipated to be expended at the end of the mine life.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

     Introduction

     The Company is engaged in the business of acquiring dormant, potentially gold-producing properties located in the continental United States and developing such properties into commercial gold mining operations. The Company is the result of a merger (the "Merger") between Warehouse Auto Centers, Inc., a Delaware corporation ("WAC"), and Newgold, Inc., a Nevada corporation ("NGNV"), pursuant to a Plan of Reorganization (the "Plan") approved by the U.S. Bankruptcy Court for the Western District of New York, effective as of November 21, 1996. For accounting purposes, under the terms of the Merger, NGNV has been treated as the acquirer. Accordingly, the historical financial statements prior to November 21, 1996 are those of NGNV and do not reflect any financial information of WAC as a separate entity. In addition, under the terms of the Merger, NGNV's fiscal year was changed from December 31 to January 31. Hence, the comparative financial information is for the thirteen months ended January 31, 1997 to the year ended December 31, 1995.

     Financial Plan of Operation for the Next Twelve Months

     As of April 30, 1997, the Company had $171,411 in cash and $($1,301,616) in working capital. Based upon current plans and assumptions relating to operations, the Company will require approximately an additional $2 million to complete permitting and to begin operations and gold production at its Relief Canyon Mine. Further, the Company will need approximately $500,000 to begin production at its Mission Mine and approximately $500,000 for exploration at its Bruner Property. The Company is currently pursuing several potential funding opportunities including the sale of a 1.5% net smelter return ("NSR") relating to the Relief Canyon Mine for approximately $500,000; however, the Company has no current commitments for additional funding. There can be no assurance that any of such opportunities will result in actual funding or that additional financing will be available to the Company when needed, on commercially reasonable terms, or at all. If the Company is unable to obtain additional financing, it will be required to curtail its development plans and cease its operations. Any additional equity financing may involve substantial dilution to the Company's then-existing shareholders. The Company's independent accountants have included an explanatory paragraph in their report on the Company's financial statements for the thirteen months ended January 31, 1997, indicating substantial doubt about the Company's ability to continue as a going concern.

     At the Relief Canyon Mine, the Company intends to begin operations upon approval of its Plan of Operations, issuance of a zero discharge permit, an environmental assessment by the Nevada Department of Environmental Protection and final approval by the Bureau of Land Management ("BLM"). The Company anticipates issuance of the permits during the beginning of the third quarter of 1997. In addition, the Company must post an $800,000 reclamation bond and anticipates that its contribution to the bond will be $300,000 with the remaining $500,000 balance provided by the State of Nevada Bond Pool, of which there can be no certainty. The recovery facilities are complete with the exception that an additional leach pad will need to be built at an approximate cost of $200,000 and approved by the State of Nevada and the BLM. Mining and loading the new pad with processed ore will be accomplished by third-party contractors. The Company has allocated $1 million for contractor mobilization and operation for the initial 90 days with $500,000 held in reserve for possible contingencies. The Company has personnel in place to operate the leach system and recovery facility, and does not expect to hire additional employees for the Relief Canyon Mine operations. The Company intends to have analyses completed by an independent engineering firm to establish proven and probable reserves for the Relief Canyon claims based upon the exploration data.

     At Mission Mine, the Company has allocated $500,000 for mobilization of contractors to begin operation at the Mission Mine. In addition, the Company intends to engage third-party contractors to complete approximately $200,0000 in renovations to the production shaft of the existing mine, make approximately $50,000 in improvements to the road to the mine and develop a Plan Of Operation with an anticipated cost of $150,000. The Company has also allocated $100,000 to possible contingencies. The Company anticipates mining will begin in the next twelve months using contractors and ore will be processed at existing off-site mills.

     Under the terms of a letter of intent with Miramar Mining Company dated October 11, 1996 relating to the Bruner property, the Company will complete 10,000 feet of exploration drilling in the next eighteen months. The Company expects to spend approximately $400,000 for exploration by drilling contractors and $80,000 for maintenance costs of the property.

     The Company also intends to conduct aggressive mine site exploration utilizing new geologic interpretations at each of the Company's mines along with a grass roots drilling program. In addition, non-mine site efforts will focus on reconnaissance efforts to locate potential mine and property acquisition candidates. Further, the Company intends to enter into exploration joint ventures on certain of its properties during 1997. The Company estimates that it will spend approximately $2 million during the fiscal year ending January 31, 1998 in exploration.

    Actual exploration and evaluation expenditures will vary as a result of the acquisition of new properties, the success of exploration activities on existing properties and the success of financing efforts. Spending on advanced projects and acquisitions, which depends on opportunities and discoveries, cannot be projected.

     This report, as well as certain of the notes to the financial statements, contain "forward- looking statements" within the meaning of Section 27A of the Securities Exchange Act of 1934, as amended. Such statements include, but are not limited to, (i) expectations as to the funding of future capital expenditures and other cash needs, (ii) statements as to the projected development of certain ore deposits, including estimates of development and other capital costs and financing plans with respect thereto, (iii) estimates of future costs and other liabilities for certain environmental matters and (iv) statements as to the likelihood of the outcome of litigation matters. These forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the forward-looking
statements  or  the  results   projected  or  implied  by  the   forward-looking
statements.

     The amount and timing of future capital expenditures could be influenced by a number of factors, including the timing of receipt of necessary permits and other governmental approvals, the failure of equipment, processes or facilities to operate in accordance with specifications and expectations, labor disputes and unanticipated changes in mine plans. The funding of such expenditures and other cash needs will be affected by the level of cash flow generated by the Company, if any, and the ability of the Company to otherwise finance such expenditures, which in turn could be affected by general U.S. and international economic and political conditions, political and economic conditions in the country in which the expenditure is being made, as well as financial market conditions.

     The development of certain ore deposits could be affected by, among other things, labor disputes, delays in the receipt of or failure to receive necessary governmental permits or approvals, changes in U.S. or foreign laws or regulations or the interpretation, enforcement or implementation thereof, the failure of any of the Company's joint venture partners to perform as agreed under the relevant agreements or any termination of any such agreements, unanticipated ground and water conditions, the failure of equipment, processes or facilities to operate in accordance with specifications or expectations, or delays in the receipt of or the ability to obtain necessary financing.

     Future environmental costs and liabilities could be impacted by changes in U.S. or foreign laws or regulations or the interpretation, enforcement or implementation thereof and other factors beyond the control of the Company.

     For a more detailed discussion of the foregoing risks and uncertainties as well as other risks and uncertainties affecting the Company and its operations, see "Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995." and "Risk Factors" contained in Item 1 and 2 of the Company's Annual Report on Form 10-KSB for the period ended January 31, 1997, as well as other filings made by the Company from time to time with the Securities and Exchange Commission. Many of these factors are beyond the Company's ability to control or predict. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly any forward-looking statements set forth in this discussion, whether as a result of new information, future events or otherwise.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

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

       b) On January 28, 1997, the case of Stewart v. Newgold, a purported breach of contract for the purchase of the Cerro Gordo Mine in California, was filed in the Second Judicial District, Washoe County, Reno, Nevada. Plaintiff was unable to present clear title to the property and the Company was unable to clear title and refused to make additional payments called for under the contract. Plaintiff is seeking $40,000 in damages. This case is in the initial pleadings stage and is being vigorously defended by counsel.

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

Item 2.  Changes in Securities

       None.

Item 3.  Defaults on Senior Securities

       None.

Item 4.  Matters Submitted to a Vote of Security Holders

       None.

Item 5.  Other Information.

       None.

Item 6.  Exhibits and Reports on From 8-K

       a) Exhibits

       Exhibit 3.1            Certificate of Incorporation of the Registrant(1)

       Exhibit 3.2 Certificate of Amendment to Certificate of Incorporation of the Registrant(2)

       Exhibit 3.3            Bylaws of the Registrant(1)

       Exhibit 27             Financial Data Schedule


       (1)      Incorporated  by  reference  to  the  Registrant's  Registration
                Statement on Form SB-2 (File No. 33-49920) filed with the Commission on October 14, 1993.

       (2) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB-40 for the fiscal year ended January 31, 1996 filed with the Commission on January
                           22, 1997.


       b) Reports on Form 8-K

                A current report was filed on March 12, 1997, to announce the approval of the Plan of Reorganization by the U.S. Bankruptcy Court and the merger of Newgold, Inc., a Nevada corporation, and the Registrant on November 21, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto authorized.


NEWGOLD, INC.


                                                   Date:  July 3, 1997
/s/  A. Scott Dockter
---------------------------
A. Scott Dockter
Chief Executive Officer

                                                   Date:  July 3, 1997
/s/  Robert W. Morris
---------------------------
Robert W. Morris
Principal Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number                                    Description

3.1               Certificate of Incorporation of the Registrant(1)

3.2 Certificate of Amendment to Certificate of Incorporation of the Registrant(2)

3.3               Bylaws of the Registrant(1)

27                Financial Data Schedule

----------

(1) Incorporated by reference to the Registrant's Registration Statement on Form SB-2 (File No. 33-49920) filed with the Commission on October 14, 1993.

(2) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB-40 for the fiscal year ended January 31, 1996 filed with the Commission on January 22, 1997.