Form 10QSB
period 1997-07-31
NEWGOLD INC
filed 1997-09-15
CIK 878808

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

  X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended July 31, 1997.

      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _____ to _____.

                                  NEWGOLD, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its chapter)

           Delaware                                         16-1400479
-------------------------------                  -------------------------------
(State or other jurisdiction of                  (IRS Employer
 incorporation or organization)                              Identification No.)


                  5190 Neil Road, Suite 320, Reno, Nevada 89502
                  ---------------------------------------------
                    (Address of principal executive offices)

                                 (702) 823-4000
                           ---------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes X No
                                                               ---  ---

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes X No
                                                ---  ---

The number of shares of Common Stock outstanding as of September 1, 1997:
     18,961,839
     ----------

Transitional Small Business Disclosure Format (check one):     Yes   No X
                                                                  ---  ---

PART I.  Financial Information.

         1.  Interim Financial Statements (unaudited)

             Balance Sheet -
                      July 31, 1997..........................................1

             Statements of Operations -
                      Three months ended July 31, 1997 and June 30, 1996.....2

             Statements of Cash Flows -
                      Three months ended July 31, 1997 and June 30, 1996.....3

             Notes to Financial Statements...................................4

         2.  Management's Discussion and Analysis............................5

PART II. Other information

             Signatures.....................................................10

                                  NEWGOLD, INC.

                                  Balance Sheet

                                   (Unaudited)

                                  July 31, 1997



Cash                                                         $         29,567


Property, plant and equipment including undeveloped
  mineral properties of $4,891,359 net of $64,480
  accumulated depreciation                                          4,826,879
Reclamation bonds                                                     256,500
Other assets                                                            6,172

                                      Total assets           $      5,119,118
                                                                    =========


                             Liabilities and Stockholder's Equity

Current liabilities
   Accounts payable                                          $        449,541
   Accrued expenses                                                    62,637
   Accrued reclamation costs                                           25,000
   Due to affiliate                                                    94,706
    Notes payable                                                     385,000
   Shareholder loan                                                   165,000

                   Total current liabilities                        1,181,884

Deferred revenue                                                      800,000

                                 Total liabilities                  1,981,884

Stockholders' equity
  Common stock - Authorized 50,000,000 shares par
        value $0.001; 18,961,839 and 12,000,000 outstanding
     at July 31, 1997 and June 30, 1996, respectively                 18,962
  Additional paid-in capital                                       7,144,522
  Accumulated deficit                                             (4,026,250)

                 Total stockholders' equity                        3,137,234

                 Total liabilities and stockholders' equity  $     5,119,118
                                                                   =========
                                       1

                                  NEWGOLD, INC.

                            Statements of Operations

                                   (Unaudited)

                                                 For the three months ended

                                             July 31, 1997         June 30, 1996

Sales
  Net sales                                   $      -            $      -
  Cost of sales                                      -                   -

          Gross Margin                               -                   -

Operating expenses
  General and administrative expenses            504,207              21,521
  Exploration costs                               74,467              49,144


          Total operating expenses               578,674              70,665
                                                ---------           ---------

          Loss from operations                  (578,674)            (70,665)

Other income (expense)
  Interest expense                               (15,688)

          Total other expense                    (15,688)

Income tax provision                                 -                   -

Net loss                                      $ (594,362)         $  (70,665)
                                                =========           =========

Loss per share                                   ($0.032)            ($0.007)
                                                 ========            ========

Weighted average number of shares outstanding 18,779,230          10,649,575
                                              ===========         ===========

                                  NEWGOLD, INC.

                            Statements of Cash Flows

                                   (Unaudited)

                                                 For the three months ended

                                             July 31, 1997         June 30, 1996

Cash flows from operating activities
  Net loss                                   $   (594,362)         $    (70,665)
                                              ------------          ------------
  Adjustments to reconcile net loss to net cash
  used in operating activities
    Depreciation                                   22,088                   393
  Changes in operating assets and liabilities
    Reclamation bonds                                                    30,000
    Other assets                                   10,408                   -
    Accounts payable                               12,348                16,309
    Accrued expenses                              (23,748)               (1,718)
                                              ------------          ------------

       Total adjustments to net loss               21,096                44,984
                                              ------------          ------------

       Net cash used by operations               (573,266)              (25,681)

Cash flows from investing activities
  Capital expenditures                           (131,657)               13,654
                                              ------------          ------------

        Net cash used in investing activities    (131,657)               13,654

Cash flows from financing activities
    Net advances from affiliate                     8,079               275,671
    Deferred revenue                              300,000                   -
    Proceeds from short-term loan                  60,000                   -
    Net proceeds from stockholder loan             (5,000)                  -
    Net reduction of debt converted to equity         -                (221,625)
    Proceeds from sale of stock                   200,000                   -
                                              ------------          ------------

        Net cash provided by financing activities 563,079                54,046
                                              ------------          ------------

        Net increase (decrease) in cash          (141,844)               42,019

Cash and cash equivalents, beginning of period    171,411                 4,299
                                              ------------          ------------

Cash and cash equivalents, end of period      $    29,567           $    46,318
                                              ===========           ============

NEWGOLD, INC.
NOTES TO FINANCIAL STATEMENTS
-----------------------------

1. Preparation of Interim Financial Statements: The accompanying financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, the referenced financial statements reflect all normal and recurring adjustments necessary for a fair presentation of the results of operations and financial position for the interim periods presented. Operating results for the three month period ended July 31, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ended January 31, 1998.

     For further information, see the financial statements and footnotes included in the Company's Annual Report on Form 10-KSB for the thirteen months ended January 31, 1997.

2. Income Taxes: No income tax provisions have been made due to losses incurred. Deferred income tax benefits have been fully reserved due to the uncertainty of future realization.

3. Net (Loss) Per share: Net (loss) per share has been computed on the basis of the weighted average number of shares outstanding during the period.

4. Reclamation of Mining Areas: Reclamation costs, including the removal of production facilities at the end of their useful lives, are estimated and accrued on an undiscounted basis over the productive lives of properties. Remediation costs are expensed when the liability is probable and estimable. Based on current environmental regulations and known reclamation requirements, management has included its best estimate of these obligations in it reclamation accruals. However, it is reasonably possible that the Company's estimates of its ultimate reclamation liabilities could change as a result of changes in regulations or cost estimates. The Company performs concurrent reclamation to the extent possible. However, most of the accrued costs are anticipated to be expended at the end of the mine life.

5. Royalty Agreement: During July, 1997, Repadre International Corporation purchased for $300,000 a 1.5% royalty on the net proceeds, after smelting, from the production of the Relief Canyon Mine. The $300,000 received has been recorded as deferred revenue.

6. Stock Transactions: Repadre International Corporation, under an Offshore Securities Subscription Agreement as defined by Regulation S under the U.S. Securities Act of 1933, purchased 200,000 units from Newgold at $1.00 per unit. A unit is defined as one share of stock and one-half a warrant. The Company issued Repadre 200,000 shares of stock. The warrant allows Repadre to purchase up to 100,000 shares of Company stock on or before September 8, 1998 at an exercise price of $1.00 per share. The Company has recorded the $200,000 received in the equity section of the balance sheet.

7. Sale of Equipment: The Company borrowed $60,000 from Repadre International Corporation using its aircraft as collateral. Subsequent to the balance sheet date, the Company executed a sale lease-back of the aircraft. The $250,000 proceeds were applied to repay the above note and to provide interim operating capital pending the closing of other financing in progress. The lease term is for one year, requires monthly payments of $3,141 beginning October 1, 1997 and has a re-purchase provision of $290,000 which may be exercised at any time during the lease term.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        ------------------------------------

Introduction.
-------------
     The Company is engaged in the business of acquiring dormant, potentially gold-producing properties located in the continental United States and developing such properties into commercial gold mining operation. The Company is currently developing or exploring its three properties: (1) the Relief Canyon Mine, located in Pershing County, Nevada; (2) the Mission Mine, located in Riverside County, California; and (3) the Bruner Property, located in Nye County, Nevada. The Company is the result of a merger (the "Merger") between Warehouse Auto Centers, Inc., a Delaware corporation ("WAC"), and Newgold, Inc., a Nevada corporation ("NGNV"), pursuant to a Plan of Reorganization (the "Plan") approved by the U.S. Bankruptcy Court for the Western District of New York, effective as of November 21, 1996. For accounting purposes, under the terms of the Merger, NGNV has been treated as the acquirer.

Financial Plan of Operation for the Next Twelve Months.
-------------------------------------------------------
     As of July 31, 1997, the Company had $29,567 in cash and ($1,062,178) in working capital. Current plans and assumptions relating to operations will require approximately $2 million in additional funding to complete permitting and to begin operations and gold production at its Relief Canyon Mine. Further, the Company will need approximately

$500,000 to begin production at its Mission Mine and approximately $400,000 for exploration at its Bruner property. The Company is pursuing a working capital loan of $1.5 million for Relief Canyon mine production and an off-shore stock financing of up to $3 million. Further, the Company is investigating a credit line of $2 million, through multiple sources, for putting Relief Canyon into production. There can be no assurance that any of these opportunities will result in actual funding, or that additional financing will be available to the Company, when needed, on commercially reasonable terms. If the Company is unable to obtain additional financing, it will be required to curtail its development plans and cease its operations. The Company's independent accountants have included an explanatory paragraph in their report on the Company's financial statements for the thirteen months ended January 31, 1997, indicating substantial doubt about the Company's ability to continue as a going concern.

     At the Relief Canyon Mine, the Company intends to begin operations upon approval of its Plan of Operations, an environmental assessment by the Nevada Department of Environmental Protection and final approval by the Bureau of Land Management ("BLM") . The Company anticipates issuance of the permits before the end of September 1997. In addition, the Company must post an $888,000 reclamation bond and has filed its application with the State of Nevada Bond Pool. The Company anticipates that its initial contribution for the bond will be $145,000 with the remaining $743,000 balance provided by the Bond Pool, of which there can be no certainty of acceptance. The recovery facilities are complete with the exception that an additional leach pad will need to be built at an approximate cost of $200,000 and approved by the State of Nevada and the BLM. Mining and loading the new pad with processed ore will be accomplished by third-party contractors. The Company has allocated $1 million for contractor mobilization and operation for the initial 90 days with $655,000 held in reserve for possible contingencies. The Company has personnel in place to operate the leach system recovery facility. The Company intends to have analyses completed by an independent engineering firm to establish proven and probable reserves for the Relief Canyon claims based upon the exploration data collected during 1997.

     At Mission Mine, the Company has allocated $500,000 for mobilization of contractors to begin operation at the Mission Mine. In addition, the Company intends to engage third-party contractors to complete approximately $200,000 in renovations to the production shaft of the existing mine, make approximately $50,000 in improvements to the road to the mine and develop a Plan Of Operation with an anticipated cost of $150,000. The Company has also allocated $100,000 to possible contingencies. The Company anticipates mining will begin in the next twelve months using contractors and ore will be processed at existing off-site mills.

     Under the terms of an option agreement with Miramar Mining Company, dated November 18, 1996, relating to the Bruner property, the Company will complete 20,000 feet of exploration drilling in the next fourteen months. The company expects to spend approximately $400,000 for exploration by drilling contractors and $80,000 for maintenance costs of the property.

     This report, as well as certain of the notes to the financial statements, contain "forward-looking statements" within the meaning of Section 27A of the Securities Exchange Act of 1934, as amended. Such statements include, but are not limited to, (i) expectations as to the funding of future capital expenditures and other cash needs, (ii) statements as to the projected development of certain ore deposits, including estimates of development and other capital costs and financing plans with respect thereto, (iii) estimates of future costs and other liabilities for certain environmental matters and (iv) statements as to the likelihood of the outcome of litigation matters. These forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the forward-looking
statements  or  the  results   projected  or  implied  by  the   forward-looking
statements.

     The amount and timing of future capital expenditures could be influenced by a number of factors, including the timing of receipt of necessary permits and other governmental approvals, the failure of equipment, processes or facilities to operate in accordance with specifications and expectations, labor disputes and unanticipated changes in mine plans. The funding of such expenditures and other cash needs will be affected by the level of cash flow generated by the Company, if any, and the ability of the Company to otherwise finance such expenditures, which in turn could be affected by general U.S. and international economic and political conditions, political and economic conditions in the country in which the expenditure is being made, a well as financial market conditions.

     The development of certain ore deposits could be affected by, among other things, labor disputes, delays in the receipt of or failure to receive necessary governmental permit or approvals, changes in U.S. or foreign laws or regulations or the interpretation, enforcement or implementation thereof, the failure of any of the Company's joint venture partners to perform as agreed under the relevant agreements or any termination of any such agreements, unanticipated ground and water conditions, the failure of equipment, processes or facilities to operate in accordance with specifications or expectations, or delays in the receipt of or the ability to obtain necessary financing.

     Future environmental costs and liabilities could be impacted by changes in U.S. or foreign laws or regulations or the interpretation, enforcement or implementation thereof and other factors beyond the control of the Company.

     For a more detailed discussion of the foregoing risks and uncertainties affecting the Company and its operations, see "Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995." and "Risk Factors" contained in Item 1 and 2 of the Company's annual Report on Form 10-KSB for the period ended January 31, 1997, as well as other filings made by the Company from time to time with the Securities and Exchange Commission. Many of these factors are beyond the Company's ability to control or predict. Readers are cautioned not to put undue reliance on forward-looking statements. The

Company   disclaims   any  intent  or   obligation   to  update   publicly   any
forward-looking statements set forth in this discussion, whether as a result of new information, future events or otherwise.


PART II. OTHER INFORMATION.
         ------------------

ITEM 1.  Legal Proceedings.
         ------------------

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

     b) On January 28, 1997, the case of Stewart v. Newgold, a purported breach of contract for the purchase of the Cerro Gordo Mine in California, was filed in the Second Judicial District, Washoe County, Reno, Nevada. Plaintiff was unable to present clear title to the property and the Company was unable to clear title and refused to make additional payments called for under the contract. Plaintiff is seeking $40,000 in damages. The parties have reached an agreement for settlement totaling $20,000; the Company is waiting for funds to complete the transaction.

     c) On April 25, 1997, the Company filed a declaratory relief action in the case of Newgold v. Wirsing, et al. in the Sacramento County Superior Court. Mr. Wirsing and his fellow defendant, Mr. Wong, are each alleging that they are the owners of a 10% share of the net profits interest from Relief Canyon. The Company filed the action to seek declaratory relief that Messrs. Wirsing and Wong's claim is without merit. Mr. Wong has filed a $100,000,000 mechanics lien on the Relief Canyon Mine. The Company believes that the use of a mechanics' lien is improper and that there is no merit in Messrs. Wirsing and Wong's claims. The case currently is in the discovery stage. However, to the extent that Messrs. Wiring and Wong are successful, it could have a material adverse effect on the Company.

ITEM 2.  Changes in Securities.
         ----------------------

                           None.


ITEM 3.  Defaults on Senior Securities.
         ------------------------------

                           None.

ITEM 4.  Matters Submitted to a Vote of Security Holders.
         ------------------------------------------------

                           None.

ITEM 5.  Other Information.
         ------------------

     On September 8, 1997, pursuant to an Offshore Securities Subscription Agreement, Repadre International Corporation, a non-U.S. person, purchased 200,000 units with a unit defined as one share of Common Stock with one-half warrant. The price per unit was $1.00. Repadre was issued 200,000 shares ("Shares") of the Company Common Stock and a warrant ("Warrant") to purchase an aggregate 100,000 shares of Common Stock from September 8, 1997 through September 8, 1998 at an exercise price of $1.00 per share. The Shares and the Warrant were issued without registration under the Securities Act of 1933, as amended (the "Act"), pursuant to Regulation S promulgated under the Act.

ITEM 6.  Exhibits and Reports on Form 8-K.

         a) Exhibits.

              Exhibit 3.1     Certificate of Incorporation of the Registrant (1)

              Exhibit         3.2   Certificate  of  Amendment  to
                              Certificate of  Incorporation of the
                              Registrant (2).

              Exhibit 3.3     Bylaws of the Registrant (1).

              Exhibit 27      Financial Data Schedule.

              (1)      Incorporated   by  reference   to  the   Registrant's
                       Registration Statement on Form SB-2 (File No. 33-49920) filed with the Commission on October 14, 1993.

              (2) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB-40 for the fiscal year ended January 31, 1996 filed with the Commission on January 22, 1997.

         b) Reports on Form 8-K.

                       None

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto authorized.


NEWGOLD, INC.


/s/ A. Scott Dockter                                    Date: September 12, 1997
--------------------
A. Scott Dockter
Chief Executive Officer


/s/ Robert W. Morris                                    Date: September 12, 1997
--------------------
Robert W. Morris
Chief Financial Officer