Form 10KSB
period 1996-01-31
NEWGOLD INC
filed 1997-10-09
CIK 878808

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the Fiscal Year Ended                                    Commission File No.
    January 31, 1996                                               0-20722


                           WAREHOUSE AUTO CENTERS,INC.
                           ---------------------------
                             (Debtor-in-Possession)


         Delaware                                                 16-140047
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

THIS REPORT WAS ORIGINALLY FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JANUARY 21, 1997, AND IS BEING FILED FOR THE SOLE PURPOSE OF HAVING THE REPORT FILED ON THE EDGAR SYSTEM. 1

                                     PART I

ITEM 1:  DESCRIPTION OF BUSINESS.

Business of Registrant

Warehouse Auto Centers, Inc. ("Registrant") was incorporated in the State of Delaware on June 6, 1991 to develop a chain of warehouse-type auto parts and accessory centers offering a wide selection of quality, brand-name automotive products at discount prices, primarily to "do it yourself" consumers and professional mechanics and installers.

Registrant opened its first auto parts store in 1994 in Rochester, New York, with the intent of developing a chain of Warehouse Automotive Parts and Accessory Superstores. The Debtor opened its second store in Cleveland, Ohio in January of 1995.

As a result of its inability to timely meet its financial obligations, on June 29, 1995, Registrant was involuntarily placed into Chapter 11 Bankruptcy by certain of its unsecured creditors, all pursuant to the U.S. Bankruptcy Code (the "Code").

Registrant attempted to continue its business operations in the normal course of business, but steadily experienced a serious decline in its cash flow and suffered substantial losses over the year it was under protection of the U.S. Bankruptcy Court. On or about August 1, 1996, Registrant determined that it could no longer operate as a going concern in the auto parts business. On August 28, 1996, pursuant to an Order of the U.S. Bankruptcy Court, Registrant sold all of its assets to a group of investors led by its former President, for the cash sum of $375,000.00. The monies were used to pay secured and administrative claims of creditors under the Chapter 11 proceeding, leaving a balance of $28,287.65 cash in an escrow account for Registrant.

Because Registrant is a publicly-held corporation with over 300 shareholders and almost 3 million shares of issued and outstanding stock which is traded on the NASDAQ Bulletin Board, the group of investors, led by the former President of Registrant, was able to locate a merger candidate for Registrant and, subsequently, entered into a Plan of Reorganization, subject to approval of the U.S. Bankruptcy Court, to merge with Newgold, Inc., a Nevada corporation , which is engaged in the mining business in the Western U.S. and headquartered in Reno, Nevada.

As of November 21, 1996, Registrant, as Warehouse Auto Centers, Inc., had substantially no assets, no employees or properties and any and all liabilities and/or pending litigation was resolved in the Order approving the Chapter 11 Plan of Reorganization, merging Newgold, Inc. into Warehouse Auto Centers, Inc.

Outline of Plan of Reorganization.

Pursuant to the terms of the Plan of Reorganization approved by the U.S. Bankruptcy Court on November 21, 1996, Registrant has:

(1) Successfully reorganized and merged with Newgold, Inc., a Nevada corporation, wherein Registrant acquired 100% of the outstanding shares of Common Stock of Newgold, Inc. in exchange for 12,000,000 restricted shares of Common Stock in the Reorganized Debtor.

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

Newgold currently owns a gold mine located in Relief Canyon near Lovelock, Nevada and is in the process of obtaining the necessary permits to commence mining operations on the property. Newgold has performed extensive research, development and drilling on the property and, based thereon, projects the property could have an annual production of approximately 60,000 troy ounces of gold by the end of 1997, of which there can be no assurance. Revenue projections for 1997 are approximately $10.2 million and growth is projected to continue to be strong throughout the year 2000, assuming the price of gold and operating expenses remain at current levels, of which there can be no assurance.

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

The Milling Process

The bulk of U.S. gold production is now being conducted using the cyanide heap leaching technique. Newgold intends to use this process to recover gold from its properties. The technique recovers disseminated gold which is microscopic in size and not visible to the naked eye. Ore is blasted, crushed and agglomerated with cement and lime. The gold-bearing ore is then placed on slightly inclined plastic-lined pads and leached with a cyanide solution. The cyanide solution (aqua regia) converts the microscopic gold to a solution which then flows into a "pregnant pond". The solution from the pregnant pond is then pumped through carbon columns where the gold is collected on the carbon. The solution, sans the gold, is then returned to a barren pond where it is reinvigorated and re-pumped back over the heaps, thus creating a continuous closed leaching circuit.

The collecting carbon, which is manufactured from coconut shells, has an affinity for gold similar to steel or iron attaching itself to a magnet. The carbon columns are then flushed with heated cyanide which returns the gold back into a solution and which is then pumped into electrowinning cells where the final gold product is collected on steel wool through electroplating. The gold-laden steel wool, in turn, is fired in a furnace which converts the microscopic gold collected into a dore, or miner's, bar. This dore bar is then sold to a refinery which completes the process of refining the gold into a .999 fine gold bar.

The current national average cost for heap leach gold recovery is approximately $220 per troy ounce; gold is currently selling for between $350 and $360 per troy ounce.

Exploration and Development Programs

A major part of Newgold's business is the exploration of its existing properties and the evaluation and pursuit of potential new prospects in the exploration stage. Substantial expenditures may be incurred in an attempt to establish the economic feasibility of a property by identifying mineral deposits and establishing reserves through drilling and other techniques, designing facilities and, overall, estimating and planning mining operations for the property. The economic feasibility of a project depends on numerous factors, including the cost of mining and production facilities required to extract the desired minerals, the total mineral deposits that can be mined using a given facility, the proximity of the mineral deposits to a user of the minerals, and the market price of the minerals at the time of sale. There is no assurance that existing or future exploration and development programs, or acquisitions of mining properties, will result in the identification of deposits that can be mined profitably. Newgold, Inc. expended approximately $1,874,834 in research and development during 1996. Newgold's research and development programs will be discussed more fully in the Form 10-KSB Report to be filed for the period ended December 31, 1996.

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

Governmental   Regulations/Compliance   with  Environmental   Laws/Research  and
Development Costs

Newgold is subject to all laws, rules and regulations applicable to business engaged in the business of mining. Newgold has obtained all licensed and bonds requisite to conduct its current mining operations and fully intends to comply with all government and environmental laws, rules and regulations when conducting operations on its properties. (This item will be discussed more fully and in detail in the Form 10-K to be filed on behalf of Newgold, Inc. for the period ended December 31, 1996.)

Risks Associated with Development, Construction and Mining Operations

The mining operations of Newgold are always subject to the ability to meet cost estimates and construction and production time estimates, of which there can be no assurance. Technical considerations, delays in obtaining requisite governmental and/or environmental approvals, the inability to obtain financing, or other factors could cause unnecessary delays in developing mineral resource properties. In addition, the business of gold and/or precious minerals mining is subject to a variety of risks and hazards, including environmental hazards, industrial accidents, flooding and the discharge of toxic chemicals. Newgold has insurance in amounts it considers adequate to protect itself against certain of these risks; however, it may become subject to liability for certain risks and/or hazards for which it does not have adequate insurance or for which it cannot obtain insurance against because of premium costs or other reasons.

Supplies and Materials

Newgold uses various mining related supplies and materials; however, it is not dependent on any one supplier for any of its supplies and materials and, therefore, does not expect any significant impact on its mining operations in the event of any shortages or strikes related thereto.

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

ITEM 2:  DESCRIPTION OF PROPERTY

Warehouse Auto Centers, Inc. currently owns no property, however, Newgold, Inc., the Reorganized Debtor, owns the following properties:

On January 1, 1995, Newgold purchased the Relief Canyon Mine, located in Lovelock Nevada, from J.D. Welsh & Associates, an unrelated third party, for the sum of $500,000 cash. Newgold has performed extensive research, development and drilling on the property is currently in the process of obtaining permits to put the mine into operation.

On June 21, 1995, Newgold acquired the Washington Gulch Mine in Montana from Edward Mackay, an officer, director and principal shareholder of the Reorganized Debtor, in exchange for 3,800,000 restricted shares of Newgold, Inc. Common Stock. Registrant is currently performing research, development and drilling on the property to determine the presence of minerals.

On September 21, 1996, Newgold entered into a Lease with an Option to purchase the Mission Mine in Twenty-Nine Palms, California, from Joie Jamison, an unrelated third party, for the cash sum of $3,500,000. The terms of the Lease provide for a cash down payment of $5,113 on execution of the Lease; $5,000 per month for the first 90 days after execution of the Lease; $8,000 per month for an additional 90 days; and a cash payment of $300,000 at the end of the 180-day period. Beginning on March 1, 1997, payment shall be the greater of 2.5% Net Smelter Return ("NSR") or minimum monthly payments of $10,000 through February, 1998; then $20,000 per month through February, 1999; $30,000 per month through February, 2000; $40,000 per month through February, 2001; $50,000 per month through February, 2002 $60,000 per February, 2003; and $70,000 per month through February 2004, until the total purchase price of $3,500,000 is paid in full, either with the 2.5% NSR or the monthly payments.

ITEM 3:  LEGAL PROCEEDINGS

Any and all pending litigation and/or claims against Warehouse Auto Centers, Inc. were resolved in the Chapter 11 Plan of Reorganization, approved by the U.S. Bankruptcy Court on November 21, 1996.

On July 5, 1996, a Complaint was filed against Newgold, Inc., the Reorganized Debtor, by Roger Primm, an unrelated third party, for repayment of a loan which Newgold used for development costs on its mining properties. Newgold intends to repay the loan in full and enter into a stipulation to dismiss the lawsuit.

There is no other pending or threatened litigation against Newgold.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters that came before a vote of the security holders in the fourth quarter of the fiscal year ended January 31, 1996; however, the Chapter 11 Plan of Reorganization was put to a vote of the security holders, along with the creditors of Registrant, and was approved on November 21, 1996, including new Directors, Officers and Amendments to the Articles of Incorporation of the Reorganized Debtor, all as set forth in Item 1 hereof.

                                     PART II

ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Registrant's Common Stock is publicly traded in the over-the-counter market and trades under the symbol "WHAC"; however, subsequent to confirmation of Registrant's Plan of Reorganization by the U.S. Bankruptcy Court on November 21, 1996, the Reorganized Debtor and Registrant, Newgold, Inc., applied for and received a change of its trading symbol to "NGLD". On November 21, 1996, Registrant had 3,299,191 shares of Common Stock, par value $.005, outstanding held by approximately 321 shareholders. All pre-petition warrants, options and/or grants were canceled in the Plan of Reorganization and, in any event, all warrants had expired prior to the date of confirmation of the Plan.

The following table sets for the high and low bid prices for the Common Stock, as reported by the NASD's Electronic Bulletin Board for the periods indicated. The prices set forth represent quotes between dealers and do not include commissions, mark-ups or mark-downs, and may not represent actual transactions.

                                                  Common Stock
                                          Bid                    Asked
                                    High       Low           High     Low

       Fiscal Quarter Ended:

       October 31, 1996            .0625      .0625          .125       .125
       July 31, 1996              .15625      .0625           .25       .25
       April 30, 1996              .035      .03125         .09375      .08
       January 31, 1996           .09375      .0625         .15625      .125
       October 31, 1995             .25       .1875          .3125      .25
       July 31, 1995               .625       .375          .65625    .46875
       April 30, 1995              2.625        1            3.50        2
       January 31, 1995            4 12       3 1/2         4 7/16       3

   (a) On November 21, 1996, the date of Confirmation of Registrant's Plan of Reorganization by the U.S. Bankruptcy Court, the closing bid price of Registrant's Common Stock was $.06 per share.


   (b) Since certain of the shares of Common Stock are held in street name, it is believed that there are substantial additional beneficial holders of Common Stock. Holders of Common Stock are entitled to dividends when as and if declared by the Board of Directors out of funds legally available therefor. Newgold, Inc., the Reorganized Debtor/Registrant intends to retain earnings, if any, to finance the development and expansion of its business.

ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

General

The following discussion should be read in conjunction with this entire Report on Form 10-KSB, including Registrant's audited financial statements contained herein.

Results of Operations.

Registrant opened and operated two warehouse automotive parts and accessory superstores in Rochester, New York and Cleveland, Ohio in 1994 and 1995.

Sales revenues for the year ended January 31, 1996 totaled $2,818,004 and gross profit totaled $496,972. For the year ended January 31, 1996, selling, general and administrative expenses totaled $2,444,762.

The net loss for the year ended January 31, 1996 was $3,017,204, or $.94 per share, compared to $3,763,779, or $1.40 per share, for the year ended January 31, 1995, reflecting losses as a result of Registrant's inability to timely meet its financial obligations and involuntary placement into Chapter 11 bankruptcy by certain of its unsecured creditors.

Liquidity and Capital Resources

At January 31, 1996, Registrant had current assets of $587,923 and current liabilities of $419,393, reflecting working capital of $168,530.

On June 25, 1995, Registrant was put into an involuntary Chapter 11 bankruptcy by a group of its unsecured creditors. At January 31, 1996, Registrant was operating its business as a debtor-in- possession under the jurisdiction of the U.S. Bankruptcy Court. Unable to successfully reorganize, on August 28, 1996, Registrant sold its remaining assets to a group of investors led by its former President for $375,000 cash, which was used to pay its secured creditors in full.

Cash, at January 31, 1996, was $39,645, compared to $342,569 at January 31, 1995, as a result of Registrant's losses from operations and involuntary filing into Chapter 11 bankruptcy by certain of its unsecured creditors.

Accounts receivable and inventory for the year ended January 31, 1996 decreased by $15,036 and $1,507,129, respectively. The holders of post-petition accounts payable , in the amount of $124,901 at January 31, 1996, will be allowed the opportunity to receive payment in full or convert their debt to equity in the Reorganized Debtor (Newgold, Inc.) on the basis of one share of Common Stock for each $1.00 of debt. Total liabilities subject to settlement under the terms of the Plan of Reorganization payable to unsecured creditors are $2,611,752. The unsecured creditors (subject to settlement) will be paid in full with Common Stock in the Reorganized Debtor on the basis of one share of Common Stock for each $42.00 of debt. All allowed Administrative Claims incurred during the bankruptcy proceedings will be paid in cash or in stock, at the option of the claimant/holder, in the amount of one share of Common Stock for each $1.00 of debt.

All pre-petition warrants, options and employee benefits of whatsoever nature have been canceled under the Plan of Reorganization and all outstanding Common Stock of Registrant at the time of entry of the Order Confirming the Plan of Reorganization has been reverse split on the basis of one share of the Reorganized Debtor (Newgold, Inc.) for 65 shares of Registrant.

The accompanying financial statements were prepared in conformity with generally accepted accounting principles, which contemplate continuation of Registrant as a going concern. However, Registrant sustained substantial operating losses, used substantial amounts of its working capital in its operations and, in June, 1995, was forced into Chapter 11 bankruptcy reorganization by certain of its unsecured creditors. Registrant has ceased doing business as a warehouse auto parts concern; has merged with a Nevada corporation engaged in the mining business; has changed its name to Newgold, Inc.; has recapitalized at 50,000,000 shares of Common Stock, par value $.001; and has elected all new officers, directors and management.

ITEM 7:         FINANCIAL STATEMENTS

See the Financial Statements of Registrant at January 31, 1996, filed as part of this Report, which follow immediately after Item 8 below.

ITEM 8:         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE

None.



                     (This space left blank intentionally.)

ITEM 7:         Financial Statements










                          WAREHOUSE AUTO CENTERS, INC.
                             (Debtor-in-Possession)

                              Financial Statements

                            January 31, 1996 and 1995







































                                       F1

                          INDEX TO FINANCIAL STATEMENTS




INDEPENDENT AUDITOR'S REPORT......................................    F3

BALANCE SHEET.....................................................    F4

STATEMENT OF OPERATIONS...........................................    F5

STATEMENT OF STOCKHOLDERS' EQUITY.................................    F6

STATEMENT OF CASH FLOWS...........................................    F7

NOTES TO FINANCIAL STATEMENTS.....................................  F8-F12



























                                      F2

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders of
   Warehouse Auto Centers, Inc.

We have audited the accompanying balance sheet of Warehouse Auto Centers, Inc. (a Delaware corporation) as of January 31, 1996, and the related statements of operations, stockholders' equity, and cash flows for the years ending January 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. Except as discussed in the following paragraph, we conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. We were unable to obtain written representation from management of the Company concerning transactions for the year ended January 31, 1996, which took place under substantially different management. In our opinion, except for the effects of such adjustments; if any, as might have been determined to be necessary had the written representations referred to in the preceding paragraph been furnished to us by management, the financial statements referred to above present fairly, in all material respects, the financial position of Warehouse Auto Centers, Inc. as of January 31, 1996, and the results of its operations and its cash flows for the years ending January 31, 1996 and 1995 in conformity with generally accepted accounting principles. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1, the Company was forced into involuntary bankruptcy under Chapter 11 of the Federal Bankruptcy Code in June, 1995, and was authorized to continue managing and operating the business as a debtor-in-possession, subject to the control and supervision of the Bankruptcy Court. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Subsequent to year end the Company sold substantially all of its assets and received approval by their creditors on their Plan of Reorganization. As of the date of this report, the Company had substantially no assets, had discontinued existing auto parts operations and merged with another company.

                                                    CIACCIA & CATARISANO,LLP
                                                    Certified Public Accountants
December 10, 1996
Rochester, New York


                                      F3

                          WAREHOUSE AUTO CENTERS, INC.
                             (Debtor-in-Possession)

                                  BALANCE SHEET
                             As of January 31, 1996


                                     ASSETS

Current assets:
  Cash                                                             $    39,645
  Accounts receivable, net of allowance for doubtful
    accounts of $18,500
                                                                        25,278
  Inventory, net                                                       523,000
                                                                   ------------
       Total current assets                                        $   587,923
Equipment, furniture and fixtures, net                                  74,498
                                                                   ------------
                                                                   $   662,421
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Debtor-in-possession financing                                   $   200,000
  Liabilities subject to settlement under reorganization
    proceedings - Secured                                               69,326
  Accounts payable - post petition                                     124,901
  Accrued expenses                                                      21,755
  Accrued franchise taxes                                                3,411
                                                                   ------------

       Total current liabilities                                      $419,393

Liabilities subject to settlement under reorganization
    proceedings - Unsecured                                          2,611,752
                                                                   ------------

       Total liabilities                                           $ 3,031,145
                                                                   ------------
Commitments and contingencies
Stockholders' equity:
  Common stock, par value $.005; authorized 10,000,000 shares      $    16,496
  Additional paid-in-capital                                         7,206,113
  Accumulated deficit                                               (9,591,333)
                                                                   ------------
Total stockholders' equity                                         $(2,368,724)
                                                                   ------------

                                                                   $   662,421
                                                                   ============

                                   ----------

   The accompanying notes are an integral part of these fimancial statements

                                       F4

                          WAREHOUSE AUTO CENTERS, INC.
                             (Debtor-in-Possession)

                            STATEMENTS OF OPERATIONS
                  For the years ended January 31, 1996 and 1995


                                                            January 31

                                                     1996                1995
                                                     ----                ----

Sales                                           $    2,818,004    $   3,748,795

Cost of sales                                       (2,321,032)      (2,969,494)
                                                ---------------   --------------

   Gross profit                                 $     496,972    $      779,301

Selling, general and administrative expenses       (2,444,762)       (3,762,184)

Preopening expenses                                        -0-         (685,405)

Depreciation and amortization                        (117,288)          (66,157)

Loss on impairment of assets                         (502,149)               -0-
                                                ---------------   --------------

   Loss from operations                         $  (2,567,227)   $   (3,734,445)

Interest, net                                         (13,145)          (25,376)

Loss on disposal of leasehold improvements           (432,036)               -0-
                                                --------------    --------------

   Loss before provision for franchise taxes    $  (3,012,408)   $   (3,759,821)

Provision for franchise taxes                          (4,796)           (3,958)
                                                --------------    --------------

   Net loss                                     $  (3,017,204)   $   (3,763,779)
                                                ==============   ===============

Net loss per common share                       $        (.94)   $        (1.40)
                                                ==============   ===============

Weighted average number of common shares            3,224,738         2,691,201
                                                ===============  ===============


                                   ----------

   The accompanying notes are an integral part of these fimancial statements

                                       F5

                          WAREHOUSE AUTO CENTERS, INC.
                             (Debtor-in-Possession)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                  For the years ended January 31, 1996 and 1995


                                               Number of
                                             Common Shares                  Additional
                                              Issued and         Par         Paid-In      Accumulated
                                              Outstanding       Value        Capital        Deficit
                                             -------------  -------------  ------------  ------------
Balance, January 31, 1994                      2,459,987     $    12,300   $ 4,762,068   $(2,810,350)

Stock issued for business services
 ($2.50 - $6.125/share)                          205,680           1,028       927,022

Stock issued for bonuses
 ($4.38 - $6.125/share)                           28,000             140       157,400

Stock issued for cash
 ($2.50 - $3.00/share)                           200,711           1,004       555,319

Stock options exercised
 ($2.50 - $3.00/share)                           140,000             700       414,300

Net loss for the year ended January 31, 1995                                              (3,763,779)
                                             -------------  -------------  ------------  ------------

Balance, January 31, 1995                      3,034,378     $    15,172   $ 6,816,109   $(6,574,129)

Stock issued for cash
 ($2.38-$2.50/share)                              42,000             210       102,040

Stock issued for business services
 ($2.27-$2.31/share)                             106,813             534       251,084

Stock issued for bonus
 ($2.31/share)                                    16,000              80        36,880

Stock issued to overseas company (Note 5)        100,000             500

Net loss for the year ended January 31, 1996                                              (3,017,204)
                                             -------------  -------------  ------------  ------------

Balance, January 31, 1996                       3,299,191   $     16,496   $ 7,206,113   $(9,591,333)
                                             =============  =============  ============  ============



                                   ----------

   The accompanying notes are an integral part of these fimancial statements

                                       F6

                          WAREHOUSE AUTO CENTERS, INC.
                             (Debtor-in-Possession)

                            STATEMENTS OF CASH FLOWS
                  For the years ended January 31, 1996 and 1995


                                                                         January 31
                                                               -----------------------------
                                                                    1996            1995
                                                                    ----            ----

Cash flow from operating activities:
   Net loss                                                    $ (3,017,204)   $ (3,763,779)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
         Net realizable value adjustments                           824,060             -0-
         Depreciation and amortization                              117,288          66,157
         Stock issued in exchange for services and bonuses          288,578       1,085,590
         Stock issued to overseas company                               500             -0-
         Loss on disposal of leasehold improvements                 432,036             -0-
   (Increase) decrease in accounts receivable                        15,036         (40,314)
   (Increase) decrease in inventory                               1,185,218      (2,030,129)
   Decrease (increase) in prepaid expenses and other assets          58,207         (56,932)
   (Decrease) increase in accounts payable                         (326,704)      2,565,828
   (Decrease) increase in accrued expenses                         (300,620)        102,161
   Increase in accounts payable - post petition                     124,901             -0-
                                                               -------------   -------------

   Net cash used in operating activities                       $   (598,704)   $ (2,071,418)
                                                               -------------   -------------

Cash flow from investing activities:
   Purchase of equipment                                       $     (6,470)   $   (947,419)
                                                               -------------   -------------

   Net cash flows from investing activities                    $     (6,470)   $   (947,419)
                                                               -------------   -------------

Cash flow from financing activities:
   Proceeds from debtor-in-possession financing                $    200,000    $         -0-
   Issuance of common stock, net                                    102,250         971,323
                                                               -------------   -------------

   Net cash flows from financing activities                    $    302,250    $    971,323
                                                               ------------    -------------

Net decrease in cash                                           $   (302,924)   $ (2,047,514)

Cash, beginning of period                                           342,569       2,390,083
                                                               -------------   -------------

Cash, end of period                                            $     39,645    $    342,569
                                                               =============   =============

                                   ----------

   The accompanying notes are an integral part of these fimancial statements

                                       F7

                           WAREHOUSE AUTO CENTERS, INC
                             (Debtor-in-Possession)

                          NOTES TO FINANCIAL STATEMENTS

                            January 31, 1996 and 1995

Note 1:Chapter 11 proceedings and plan of reorganization:

   Warehouse Auto Centers, Inc. operated warehouse format auto parts and accessories superstores. The Company operated its first location in Rochester, New York for the twelve months ended January 31, 1996 and January 31, 1995 and a second location in Cleveland, Ohio which opened in January, 1995 and closed in June, 1995. On June 25, 1995, Warehouse Auto Centers, Inc. was filed in an involuntary Chapter 11 bankruptcy by a group of creditors. As of January 31, 1996, the Company was operating its business as a debtor-in-possession under the jurisdiction of the United States Bankruptcy Court. The Company tried unsuccessfully to reorganize itself. On August 28, 1996, the Company sold its remaining assets to a group of investors led by it's former President for $375,000 cash.

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

      3. Will offer the accounts payable - post petition creditors the opportunity to receive payment or convert their debt to equity in the reorganized Company's successor as payment on the basis of (1) share of stock for each $1 of debt.

      4.  Will  pay   Administrative   Claims  incurred  during  the  Bankruptcy
          proceedings in cash or in stock; one share of stock for each $1 of debt.

      5. Has merged with Newgold, Inc., a gold mining company, by acquiring 100% of the outstanding shares of Newgold's stock in exchange for shares of stock in the reorganized Company.

      6. Will dilute existing Warehouse Auto Centers, Inc.'s shareholders by a 1:65 reverse split of their pre- petition stock.

      7.  Has canceled all warrants, options and other employee benefits.

      8. Has appointed a new Board of Directors and management in the reorganized Company.

                                   ----------

                                       F8

                           WAREHOUSE AUTO CENTERS, INC
                             (Debtor-in-Possession)

                          NOTES TO FINANCIAL STATEMENTS
                            January 31, 1996 and 1995

Note 1:  Chapter 11 proceedings and plan of reorganization:
(cont'd)

   The Company has ceased operating its auto parts business and redirected its business by becoming engaged in the natural resource industry.

   Subsequent to year end, based on the approved plan of reorganization, the Company amended its articles of incorporation to change the name of the Corporation to Newgold Inc. and further to change the total number of shares of stock which the Corporation has the authority to issue 50,000,000 shares, consisting of one class of 50,000,000 shares of common stock at a par value of $.001 per share.

Note 2:  Significant accounting policies:

   Equipment, furniture and fixtures

   Equipment, furniture and fixtures have been depreciated using the straight-line basis over the related assets estimated useful lives which range from five to seven years and the life of the related lease for leasehold improvements. Equipment, furniture and fixtures was depreciated for the Cleveland store through the date of its closing, June, 1995. Depreciation on the property and equipment for the Rochester store was taken throughout the year.

   As of January 31, 1996, an adjustment as made to write the value of the property and equipment down to its net realizable value as determined by an independent appraisal and the asset sale which occurred subsequent to year end. The loss from the writedown was $502,149 which is reflected in the statement of operations as loss on impairment of assets.

   Inventory

   Inventory is valued at the lower of cost or market. Cost of inventory is determined using the first-in, first-out (FIFO) method. As of January 31, 1996, an inventory reserve of $321,911 was recorded to reflect inventory at its market value based on the value received in the sale of the assets subsequent to year end. The inventory reserve was included in cost of sales on the statement of operations.

   Loss per share

   The computation of loss per share is based upon a weighted average number of common shares outstanding of 3,149,728 for the year ended January 31, 1996. The effect of common stock equivalents and the exercise of stock options and warrants would be antidilutive.

   Preopening expenses

   Preopening expenses consist of advertising and other expenses incurred in preparation for the opening of the Cleveland location in fiscal 1995.

                                   ----------

                                       F9

                           WAREHOUSE AUTO CENTERS, INC
                             (Debtor-in-Possession)

                          NOTES TO FINANCIAL STATEMENTS

                            January 31, 1996 and 1995

Note 2:  Significant accounting policies:
(cont'd)

   Use of estimates

   In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Cash

   The Company maintains primarily all of its cash balances in one institution. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000.


Note 3:  Income taxes:

   The Company has a net operating loss for the year ended January 31, 1996; therefore, no federal tax provision has been made. A provision for state franchise taxes (Delaware and New York) has been provided using statutory rates. The amount paid for state franchise taxes was $4,569 for the year ended January 31, 1996 and $2,148 for the year ended January 31, 1995. Cumulative net operating losses, which are approximately $8,600,000 are available to offset future taxable income through the year 2011. The net operating losses may be limited or not available in future periods based on the changes in the entities business activity and ownership.

   Deferred income taxes are provided for significant differences between financial statement and income tax reporting of accruals and net operating loss carryforwards. The following items gave rise to the deferred tax asset at January 31, 1996 and 1995:

                                                            January 31


                                                     1996              1995
                                                     ----              ----



     Allowance for doubtful accounts            $       4,400    $      6,000
     Depreciation                                       5,300           2,703
     Accrued bonuses                                      -0-          22,992
     Net operating loss carryforwards               2,064,000       1,577,791
                                                --------------  --------------
                                                $   2,073,700    $  1,609,486
     Less:  valuation allowance                    (2,073,700)     (1,609,486)
                                                --------------  --------------

                                                $          -0-    $        -0-
                                                ==============    ============


                                   ----------

                                      F10

                           WAREHOUSE AUTO CENTERS, INC
                             (Debtor-in-Possession)

                          NOTES TO FINANCIAL STATEMENTS

                            January 31, 1996 and 1995

Note 3:  Income taxes:
(cont'd)

   Realization of a deferred tax asset is contingent on future taxable income. The Company has no historical earnings record and it has ceased operations that gave rise to these operating loss carryforwards. Accordingly, in accordance with the provisions of SFAS No. 109, a valuation allowance of $2,073,700 at January 31, 1996 has been provided.

Note 4:  Common stock warrants:

   As of January 31, 1996, the Company had various common stock warrants outstanding. In conjunction with the plan of reorganization, all warrants were canceled.

Note 5:  Commitments and contingencies:

   Leases

      Warehouse - Rochester

      The Company opened its first superstore in this location in March, 1994. The Company leased its Rochester warehouse for a term of five years expiring November 30, 1996. As of January 31, 1996, the landlord was owed rent in arrears of $137,291, which is included in liabilities subject to settlement under reorganization proceedings - unsecured. This lease was terminated in connection with the asset sale.

      Warehouse - Cleveland

      The Company's second superstore, located in Cleveland, was closed in June of 1995.

      The Company leased various vehicles and office equipment under operating leases which either expired or were canceled in connection with the Plan of Reorganization.

      Rent  expense  for  the  years  ended   January  31,  1996  and  1995  was
      approximately $176,000 and $165,000 respectively.

      Contingencies

      The Company was a defendant in various actions filed by vendors. Outside counsel has advised us that all outstanding lawsuits against the Company are stayed by Section 362(d) of the Bankruptcy Code when the Company was filed in the involuntary bankruptcy. The accompanying financial statements include the maximum liability claimed by the vendors and is included in liabilities subject to settlement under reorganization.

                                   ----------

                                      F11

                           WAREHOUSE AUTO CENTERS, INC
                             (Debtor-in-Possession)

                          NOTES TO FINANCIAL STATEMENTS
                            January 31, 1996 and 1995

Note 5:  Commitments and contingencies:
(cont'd)

      Stock

      During fiscal 1996, the Company's prior management issued 100,000 shares to an overseas company. These shares were issued under an exemption for foreign companies that does not require SEC registration. Subsequent to year end, at a Board of Directors meeting that was attended by new management, the Company canceled the shares. These shares have been included in the statement of stockholders' equity at the par value of $.005 per share. As represented by legal counsel for the new management, it is their intention to dispute the issuance of such shares on the basis of a total failure of consideration.

Note 6:  Preferred stock:

      The Company is authorized to issue up to 1,000,000 shares of $1 par value preferred stock. The rights and preferences associated with the stock have not been determined as of the date of this report nor have any shares been issued. Subsequent to year end, the Company amended its articles of incorporation and canceled the preferred stock as disclosed in Footnote 1.

Note 7:  Stock options:

      The Company has a Stock Option Plan. The plan may grant options to purchase up to an aggregate of 750,000 shares of common stock. All options granted under this plan and any other non-qualified options granted by the Company have been canceled in conjunction with the approval of the plan of reorganization.

Note 8:  Debtor-in-possession financing:

      The Company borrowed $200,000 from a group of officers and directors pursuant to a bankruptcy court order and received a secured position in the inventory of the Company. The principal of the loan was paid in full from the proceeds of the asset sale. The notes provided for interest at 12%. No interest was paid through the date of this report.

Note 9:  Consulting agreement:

      The  Company had a  consulting  agreement  with a member of the  Company's
      Board of Directors which has been canceled. The terms of the agreement provided for compensation of $75,000, payable in common stock valued at the average of the bid and asked price at the date of grant. This compensation has been recorded through June, 1995 when the agreement was canceled.

                                   ----------

                                      F12

                                     PART II

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Following confirmation of Registrant's Plan of Reorganization , the officers and directors of Registrant resigned and the following officers and directors were elected:

Name and Address             Age       Position(s) (1)

Arthur Scott Dockter         40        President, Director and CEO
5190 Neil Road #320
Reno, Nevada 89502

Edward Mackay                43        Secretary/Treasurer and Director
5190 Neil Road #320
Reno, Nevada 89502

Michael J. Morrison          51        Director
1025 Ridgeview Drive #400
Reno, Nevada 89509

Robert W. Morris             56        Chief Financial Officer
5190 Neil Road #320
Reno, Nevada 89502

(1)      All  officers and  directors  will hold their  position  until the next
         annual  meeting  of  the   Shareholders   and  Board  of  Directors  of
         Registrant, or until their successors have been elected and qualified.

Background Information of Officers and Directors

ARTHUR SCOTT DOCKTER has been the founder, Chairman of the Board, CEO and President of Newgold, Inc., a privately-held Nevada corporation since 1993 and supervises the acquisition and development of the company's mining properties. Since 1993, he has also been the and CEO, President and founder of Riverfront Development Corporation, a privately-held corporation which is currently in the process of refurbishing a 152,000 sq. ft. manufacturing facility on 71 acres near Sacramento, California. Prior to 1993, he was a self-employed general engineering contractor specializing in dams, levies and mining projects. Mr. Dockter devotes full time to the business of Registrant.

ROBERT W. MORRIS has been a Certified Public Accountant for 30 years with 13 years in public accounting, including 6 years with Arthur Anderson & Co. and 17 years as a treasurer and controller for private corporations. Mr. Morris graduated from Indiana University in 1961 with a B.S. Degree in Accounting and devotes full time to the business of Registrant.

EDWARD MACKAY has been an independent real estate developer since 1980. He is a member of the Rural Builders Council of California and the Council for Rural Housing and Development. During his many years in the development field, he has interfaced closely with federal, state and local governmental agencies, as well as syndicators, tax credit agencies, financial lenders, architects, engineers and others. He has acquired land, developed, designed, constructed, syndicated and managed multi-family and elderly housing projects totaling more than $59,300,000 and successfully syndicated over $30,000,000 through public and private investment partnerships. Mr. Mackay attended Stanford University at Palo Alto, California; Oregon State University at Corvallis, Oregon; and graduated from Eastern Oregon College in 1978 with a B.A. in General Studies. He devotes his time as required to the business of Registrant.

MICHAEL J. MORRISON has been a licensed practicing attorney in Reno, Nevada for 20 years specializing in the areas of corporate, business and securities law. He is also admitted to practice in the State of California and the District of Columbia. He serves as an officer and director of several public and private corporations. Mr. Morrison graduated from McGeorge School of Law, University of the Pacific, in 1976, with a J.D. Law Degree and from the U.S. Air Force Academy in 1968 with a B.S. Degree in Science, Engineering Management. He devotes his time as required to the business of Registrant.

ITEM 10:  EXECUTIVE COMPENSATION

The following table sets forth the annual remuneration which has been paid to each of the officers and directors of Registrant since confirmation of the Plan on November 21, 1996. No compensation is currently being paid to non-employee directors.

Name                      Position(s)                        Annual Remuneration
----                      -----------                        -------------------

Arthur Scott Dockter      CEO, President and Director              $ 90,000

Robert W. Morris          Chief Financial Officer and Director     $ 50,400

None of the officers or directors hold or have been paid any bonuses, stock awards or long-term incentive plans. None of the officers or directors of Registrant are party to any employment contracts, proposed termination of employment or change-in-control arrangements with Registrant.

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the Reorganized Debtor/Registrant's Common Stock which was owned on November 21, 1996, following entry of the Order confirming the Plan of Reorganization by the U.S. Bankruptcy Court, by (1) any person (including any "group") who is known by Registrant to own beneficially more than 5% of its outstanding Common Stock, (2) each officer and director and (3) the officers and directors as a group:

Name of                 Shares of Common Stock      Percent of Common
Beneficial Owner        Beneficially Owned (1)      Stock Outstanding (2)
----------------        ----------------------      ---------------------

Arthur Scott Dockter          6,701,358                    56%

Edward Mackay                 2,644,293                    22%

Michael J. Morrison              12,500                Less than 1%

----------

All Officers and Directors
  as a Group                  9,358,151                    78%

(1) These figures result from the issuance of 12,000,000 shares in connection with the Plan of Reorganization for Registrant.

(2) These figures reflect the 1:65 reverse split of all outstanding shares of Registrant, as of November 21, 1996, but do not give effect to the payment of claims under the Plan of Reorganization.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On June 21, 1995, Newgold acquired the Washington Gulch Mine in Montana from Edward Mackay, an officer, director and principal shareholder of the Reorganized Debtor, in exchange for 2,644,293 restricted shares of Newgold, Inc. Common Stock.

ITEM 13:  EXHIBITS,  LIST AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit No.    Description
          -----------    -----------

              2          Plan of Reorganization (1)

            3.1          Certificate of Incorporation of Registrant (2)

          Exhibit No.    Description
          -----------    -----------

            3.1(A)       Amendment   to   Certificate   of    Incorporation   of
                         Registrant(1)

            3.2          By-Laws of Registrant (2)

            10.1         Contract of Sale for Relief Canyon Mine (1)

            10.2         Agreement for Lease, Purchase and Sale of Property re:
                         the Mission Mine (1)

            10.3         Lease Agreement for Office Space in Reno, Nevada (1)

            23 Consent of Ciaccia & Catarisano, LLP, independent public accountants for the Registrant (1)

----------
(1) Incorporated by reference: Exhibits filed with the Registrant's Amendment No. 1 to its Annual Report for fiscal Year Ended January 31, 1997 on form 10-KSB filed with the Securities and Exchange Commission on June 30, 1997.

(2) Incorporated by reference: Exhibits filed with Registrant's Registration Statement on Form SB-2 (File No. 33-49920), and Amendments thereto, declared effective on October 15, 1993.

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


Signature                               Title                          Date



/S/                      President, Chief Executive Officer and       1/21/97
--------------------     Director                                   -----------
Arthur Scott Dockter


/S/                      Chief Financial Officer and Director       Jan 21, 1997
--------------------                                                ------------
Robert W. Morris


/S/                      Secretary/Treasurer and Director             1/21/97
--------------------                                                ------------
Edward Mackay


/S/                      Director                                   Jan 21, 1997
--------------------                                                ------------
Michael J. Morrison

                                INDEX TO EXHIBITS
Exhibit
  No.      Description of Exhibit
-------    ----------------------
   2          Plan of Reorganization (1)

 3.1          Certificate of Incorporation of Registrant (2)

 3.1(A)       Amendment   to   Certificate   of    Incorporation   of
              Registrant (1)

 3.2          By-Laws of Registrant (2)

 10.1         Contract of Sale for Relief Canyon Mine

 10.2         Agreement for Lease, Purchase and Sale of Property re:
              the Mission Mine (1)

 10.3         Lease Agreement for Office Space in Reno, Nevada (1)

 23 Consent of Ciaccia & Catarisano, LLP, independent public accountants for the Registrant (1)

----------
(1) Incorporated by reference: Exhibits filed with the Registrant's Amendment No. 1 to its Annual Report for fiscal Year Ended January 31, 1997 on form 10-KSB filed with the Securities and Exchange Commission on June 30, 1997.

(2) Incorporated by reference: Exhibits filed with Registrant's Registration Statement on Form SB-2 (File No. 33-49920), and Amendments thereto, declared effective on October 15, 1993.