Form 10QSB
period 1997-10-31
NEWGOLD INC
filed 1997-12-15
CIK 878808

U.S. Securities And Exchange Commission
                             Washington, D.C. 20549

                                   Form 10QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 31, 1997

                         Commission file number 0-20722

                                  NEWGOLD, INC.
        -----------------------------------------------------------------
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

The  number of shares  of Common  Stock  outstanding  as of  December  1,  1997:
18,961,839

Transitional Small Business Disclosure Format (check one):  Yes   No X
                                                               ---  ---

PART I.  Financial Information.

         1.  Interim Financial Statements (unaudited)

             Balance Sheet -
                  October 31, 1997............................................1

             Statements of Operations -
                  Three months ended October 31, 1997 and September 30, 1996..2

             Statements of Cash Flows -
                  Three months ended October 31, 1997 and September 30, 1996..3

             Notes to Financial Statements....................................4

         2.  Management's Discussion and Analysis.............................5

PART II. Other information


             Signatures......................................................10

                                  NEWGOLD, INC.

                            Statements of Operations

                                   (Unaudited)

                           For the three months ended

                                                     October 31     September 30
                                                        1997            1996
                                                    ------------    ------------
Sales
         Net sales                                  $     -         $     -
         Cost of sales                                    -               -

                               Gross Margin               -               -

Operating expenses
         General and administrative expenses           313,736         177,871
         Exploration costs                              48,173          63,107

                   Total operating expenses            361,909         240,978

                       Loss from operations           (361,909)       (240,978)

Other income (expense)
         Interest income                                                   478
         Interest expense                               (9,917)         (1,647)
         Loss on disposal of assets                   (151,171)

                        Total other expense           (161,088)         (1,169)

Income tax provision                                      -               -

Net loss                                            $ (522,997)     $ (242,147)

Loss per share                                         ($0.028)        ($0.020)

Weighted average number of shares outstanding         18,961,839     12,000,000

                                  NEWGOLD, INC.

                                  Balance Sheet

                                   (Unaudited)

                                October 31, 1997

                                       Assets

Property, plant and equipment including undeveloped
  mineral properties of $4,472,681 net of $36,453
  accumulated depreciation                                       $  4,436,228
Reclamation bonds                                                     256,500
Other assets                                                            2,718

       Total assets                                              $  4,695,446


                       Liabilities and Stockholder's Equity

Current liabilities
  Bank overdraft                                                 $     56,324
  Accounts payable                                                    532,720
  Accrued expenses                                                     95,644
  Accrued reclamation costs                                            25,000
  Due to affiliate                                                     89,021
  Notes payable                                                       317,500
  Shareholder loan                                                    165,000

       Total current liabilities                                    1,281,209

Deferred revenue                                                      800,000

       Total liabilities                                         $  2,081,209

Stockholders' equity
  Common stock - Authorized 50,000,000 shares par
    value $0.001; 18,961,839 and 12,000,000 outstanding
    at October 31, 1997 and September 30, 1996, respectively            18,962
  Additional paid-in capital                                         7,144,522
  Accumulated deficit                                               (4,549,247)

       Total stockholders' equity                                    2,614,237

       Total liabilities and stockholders' equity                $   4,695,446

                                  NEWGOLD, INC.

                            Statements of Cash Flows

                                   (Unaudited)

                           For the three months ended

                                                          October 31,1977    September 30, 1996
                                                         ------------------  ------------------
Cash flows from operating activities
         Net loss                                            $  (522,997)       $  (242,147)
         Adjustments to reconcile net loss to net cash
         used in operating activities
                               Depreciation                        9,051              1,126
         Changes in operating assets and liabilities
                          Reclamation bonds                                          10,000
                               Other assets                        3,454             19,868
                           Accounts payable                       83,179             42,867
                           Accrued expenses                       33,007              8,333

                 Total adjustments to net loss                   128,691             82,194

                 Net cash used by operations                    (394,306)          (159,953)

Cash flows from investing activities
         Net book value of aircraft sold                         518,671
         Capital expenditures                                   (137,071)           (20,987)

                 Net cash used in investing activities           381,600            (20,987)

Cash flows from financing activities
         Net advances from affiliate                              (5,685)             5,219
         Net reduction in notes payable                          (67,500)              -
         Increase in deferred revenue                                               200,000

                 Net cash provided by financing activities       (73,185)           205,219

                 Net increase (decrease) in cash                 (85,891)            24,279

Cash and cash equivalents, beginning of period                    29,567             46,318

Cash and cash equivalents, end of period                     $   (56,324)       $    70,597

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

4. Reclamation of Mining Areas: Reclamation costs, including the removal nd accrued on an undiscounted basis over the productive lives of properties. Remediation costs are expensed when the liability is probable and estimable. Based on current environmental regulations and known reclamation requirements, management has included its best estimate of these obligations in it reclamation accruals. However, it is reasonably possible that the Company's estimates of its ultimate reclamation liabilities could change as a result of changes in regulations or cost estimates. The Company performs concurrent reclamation to the extent possible. However, most of the accrued costs are anticipated to be expended at the end of the mine life.

5. Sale of Equipment: The Company negotiated a sale lease back agreement for the Commander aircraft on September 4, 1997. Under this agreement, the Company sold the Commander for $250,000 with an option to buy back the aircraft for $290,000 in September 1998. The Company will make twelve monthly interest payments of $3,141 in the interim. A loss on sale of $143,158 was recorded.

         The Company sold the Cessna P210 for $117,500 on October 1, 1997. A loss on the sale of $8,013 was recorded.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

         Introduction.
         -------------
                  The Company is engaged in the business of acquiring dormant, potential gold-producing properties located in the continental United States and developing such properties into a commercial gold mining operation. The Company is the result of a merger (the "Merger") between Warehouse Auto Centers, Inc., a Delaware corporation ("WAC"), and Newgold, Inc., a Nevada corporation ("NGNV"), pursuant to a Plan of Reorganization (the "Plan") approved by the U.S. Bankruptcy Court for the Western District of New York, effective as of November 21, 1996. For accounting purposes, under the terms of the Merger, NGNV has been treated as the acquirer.

         Financial Plan of Operation for the Next Twelve Months.
         -------------------------------------------------------
                  As of July 31, 1997, the Company had $29,567 in cash and ($1,062,178) in working capital. Current plans and assumptions relating to operations will require approximately $2 million in additional funding to complete permitting and to begin operations and gold production at its Relief Canyon Mine. Further, the Company will need approximately $500,000 to begin production at its Mission Mine and approximately $400,000 for exploration at its Bruner property. The Company expects to close two financing plans during mid-September which include a working capital loan of $1.5 million for Relief Canyon mine production and an off-shore placement of a stock offering for a minimum of $1 million with a cap of $3 million. Further, the Company is investigating a credit line of $2 million, through multiple sources, for putting Relief Canyon into production. There can be no assurance that any of these opportunities will result in actual funding, or that additional financing will be available to the Company, when needed, on commercially reasonable terms. If the Company is unable to obtain additional financing, it will be required to curtail its development plans and cease its operations. The Company's independent accountants have included an explanatory paragraph in their report on the Company's financial statements for the thirteen months ended January 31, 1997, indicating substantial doubt about the Company's ability to continue as a going concern.

                  At the Relief Canyon Mine, the Company intends to begin operations upon approval of its Plan of Operations, an environmental assessment by the Nevada Department of Environmental Protection and final approval by the Bureau of Land Management ("BLM") and upon a significant increase in the price of gold. The Company anticipates issuance of the permits before the end of April 1998. In addition, the Company must post an $888,000 reclamation bond and has filed its application with the State of Nevada Bond Pool. The Company is unsure at this point in time how the cost for the bond will be distributed between itself and the State of Nevada Bond Pool. The company anticipates this expense The recovery facilities are complete with the exception that an additional leach pad will need to be built at an approximate cost of $200,000 and approved by the State of Nevada and the BLM. Mining and loading the new pad with processed ore will be accomplished by third-party contractors. The Company has allocated $1 million for contractor mobilization and operation for the initial 90 days with $655,000 held in reserve for possible contingencies. The Company has personnel in place to operate the leach system recovery facility. The Company intends to have analyses completed by an independent engineering firm to establish proven and probable reserves for the Relief Canyon claims based upon the exploration data collected during 1997.

                  The company has completed its review of the Mission Mine and at this time feels that the expense to bring this mine into production at current gold prices is not ecnomically feasable and therefore has chosen to terminates its purchase contract for this property

                  This report, as well as certain of the notes to the financial statements, contain "forward-looking statements" within the meaning of Section 27A of the Securities Exchange Act of 1934, as amended. Such statements include, but are not limited to, (i) expectations as to the funding of future capital expenditures and other cash needs, (ii) statements as to the projected development of certain ore deposits, including estimates of development and other capital costs and financing plans with respect thereto, (iii) estimates of future costs and other liabilities for certain environmental matters and (iv) statements as to the likelihood of the outcome of litigation matters. These forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the forward-looking
statements  or  the  results   projected  or  implied  by  the   forward-looking
statements.

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

ITEM 1.  Legal Proceedings.

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

                  b) On January 28, 1997, the case of Stewart v. Newgold, a purported breach of contract for the purchase of the Cerro Gordo Mine in California, was filed in the Second Judicial District, Washoe County, Reno, Nevada. Plaintiff was unable to present clear title to the property and the Company was unable to clear title and refused to make additional payments called for under the contract. Plaintiff is seeking $40,000 in damages. The parties have reached an agreement for settlement totalling $20,000; the Company is waiting for funds to complete the transaction.

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

ITEM 2.  Changes in Securities.

                           None.

ITEM 3.  Defaults on Senior Securities.

                           None.



ITEM 4.  Matters Submitted to a Vote of Security Holders.

                           None.

ITEM 5.  Other Information.

                           None.

ITEM 6.  Exhibits and Reports on Form 8-K.

      a) Exhibits.

         Exhibit 3.1         Certificate of Incorporation of the Registrant (1).

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


NEWGOLD, INC.


/s/ A. Scott Dockter                                    Date: December 12, 1997
--------------------
A. Scott Dockter
Chief Executive Officer


/s/ Robert W. Morris                                    Date: December 12, 1997
--------------------
Robert W. Morris
Chief Financial Officer