Form 10QSB
period 1998-04-30
NEWGOLD INC
filed 1998-06-22
CIK 878808

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


   X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended April 30, 1998.

                       Commission File Number : 000-20722
                                                ---------
                                  NEWGOLD INC.
                                  ------------
          (Exact Name of Small Business Issuer as Specified in Charter)


                                    Delaware
                         -------------------------------
                         (State or Other Jurisdiction of
                         Incorporation or Organization)


                                   16-1400479
                         -------------------------------
                        (IRS Employer Identification No.)


                               35265 Willow Avenue
                          Clarksburg, California 95612
                         -------------------------------
                    (Address of Principal Executive Offices)


                                 (916) 665-1840
                         -------------------------------
                           (Issuer's Telephone Number)

Check whether Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)
Yes     No  XX
   -----  -----

Check whether registrant filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes     No
   -----  -----

As of April 30, 1998, Registrant had 24,942,611 shares of Common Stock par value $.001, issued and outstanding.

                                  NEWGOLD, INC.

                                  Balance Sheet

                                   (Unaudited)

                                                                 April 30, 1998

                                     Assets

Cash and cash equivalents                                       $         5,406

Property, plant and equipment including undeveloped
       mineral properties of $3,048,763 net of $32,639
       accumulated depreciation                                       3,016,124
Reclamation bonds                                                       256,500
Other assets                                                                979
                                                                ----------------

                                                  Total assets  $     3,279,009
                                                                ================


                     Liabilities and Stockholder's Equity

Current liabilities
         Accounts payable                                       $       693,929
         Accrued expenses                                               191,811
       Accrued reclamation costs                                         25,000
         Due to affiliate                                                80,238
       Notes payable to stockholder                                     125,142
       Notes payable to individuals                                     324,500
                                                                ----------------

                                     Total current liabilities        1,440,620

Deferred revenue                                                        800,000
                                                               ----------------

                                             Total liabilities        2,240,620

Stockholders' equity
       Common stock - Authorized 50,000,000 shares par
                 value $0.001; 24,942,611 outstanding                    24,627
       Additional paid-in capital                                     7,871,615
       Accumulated deficit                                           (6,857,853)
                                                                ----------------

                                    Total stockholders' equity        1,038,389
                                                                ----------------

                    Total liabilities and stockholders' equity  $     3,279,009
                                                                ================

                                  NEWGOLD, INC.

                            Statements of Operations

                                   (Unaudited)

                           For the three months ended

                                                                               April 30              April 30
                                                                                 1998                  1997
                                                                          -----------------     -----------------
Sales
                                Net sales                                 $           -         $           -
                            Cost of sales                                             -                     -

                                              Gross Margin                            -                     -

Operating expenses
       General and administrative expenses                                         175,429               370,693
                        Exploration costs                                           24,369                75,042
                                                                          -----------------     -----------------

                                          Total operating expenses                 199,798               445,735
                                                                          -----------------     -----------------

                                          Loss from operations                    (199,798)             (445,735)

Other income (expense)
                          Interest income                                             -                    1,738
                             Other income                                             -                    4,445
                         Interest expense                                           (4,623)              (12,881)
                   Stock issuance expense                                          (36,073)
                                                                          -----------------     -----------------

                                          Total other expense                      (40,696)               (6,698)

Income tax provision                                                                  -                     -

Net loss                                                                  $       (240,494)     $       (452,433)
                                                                          =================     =================

Loss per share                                                            $         (0.011)     $         (0.024)
                                                                          =================     =================

Weighted average number of shares outstanding                                   22,202,611             18,961,839
                                                                          =================     ==================

                                  NEWGOLD, INC.

                            Statements of Cash Flows

                                   (Unaudited)

                           For the three months ended

                                                               April 30               April 30
                                                                 1998                   1997
                                                           -----------------     -----------------
Cash flows from operating activities
       Net loss                                            $       (240,494)     $       (452,433)

       Adjustments to reconcile net loss to net cash
       used in operating activities
                                       Depreciation                   4,888                 16,831
       Changes in operating assets and liabilities
                           Refundable payroll taxes                                        154,357
                     Advances to stockholder repaid                                         92,486
                                       Other assets                                         (3,695)
                                   Accounts payable                (271,199)               267,871
                                   Accrued expenses                  14,740                (59,252)
                                   Due to affiliate                 (50,238)               (31,000)
                       Notes payable to stockholder                  (2,600)               170,000
                                                           -----------------      -----------------

                      Total adjustments to net loss                (304,409)               607,598
                                                           -----------------      -----------------

              Net cash provided (used) by operations               (544,903)               155,165

Cash flows from investing activities
       Capital expenditures                                                               (860,327)
                                                           -----------------      -----------------

              Net cash used in investing activities                                       (860,327)

Cash flows from financing activities
       Cash provided by stock subscription                          548,000
                                                           -----------------      -----------------

              Net cash provided by financing activities             548,000
                                                           -----------------      -----------------

                    Net increase (decrease) in cash                   3,097               (705,162)

Cash and cash equivalents, beginning of period                        2,309                876,573
                                                           -----------------      -----------------

Cash and cash equivalents, end of period                   $          5,406       $        171,411
                                                           =================      =================

NOTES TO FINANCIAL STATEMENTS
-----------------------------

1. Preparation of Interim Financial Statements: The accompanying financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, the referenced financial statements reflect all normal and recurring adjustments necessary for a fair presentation of the results of operations and financial position for the interim periods presented. Operating results for the three month period ended April 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ended January 31, 1999.

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

5. The Company placed the Relief Canyon Mine, a developed exploration project, into a maintenance and security status in December 1997 when it was apparent that gold prices were not returning to former levels. The Company estimates the annual cost of maintaining the mine in this status will be approximately $100,000. Included in this cost estimate are the annual BLM rent for the claims, sub-lease payments to Santa Fe Gold, water testing for Nevada Department of Environmental Protection, and costs of utilities and security at the site. Approximately $24,370 was charged to operations for the maintenance of Relief Canyon in the quarter ended April 30, 1998. During the quarter, the Company paid $215,180 to satisfy liens that had been placed upon the property and paid

         $28,940 to Santa Fe Gold Corporation for the total sub-lease and minimum annual royalty payments due on the leased portion of the property.

6. On April 2, 1998, the Company closed a Regulation S offering for 5,480,000 shares at $.10 per share to raise $548,000. Of this amount, approximately $265,300 was paid to creditors of the Relief Canyon project, which includes the amounts paid to lien holders and Santa Fe Gold above. Brokers who placed the offering were paid commissions of $36,073.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        ------------------------------------

         Introduction.
         ------------
         The Company is engaged in the business of acquiring dormant, potential gold-producing properties located in the continental United States and developing such properties into commercial gold mining operation. The Company is the result of a merger (the "Merger") between Warehouse Auto Centers, Inc., a Delaware corporation ("WAC"), and Newgold, Inc., a Nevada corporation ("NGNV"), pursuant to a Plan of Reorganization (the "Plan") approved by the U.S. Bankruptcy Court for the Western District of New York, effective as of November 21, 1996. For accounting purposes, under the terms of the Merger, NGNV was treated as the acquirer.

         Financial Plan of Operation for the Next Twelve Months.
         ------------------------------------------------------
         As of April 30, 1998, the Company had $5,406 in cash and ($1,435,214) in working capital. If the Company were to bring the Relief Canyon Mine off the maintenance and secure status, plans and assumptions relating to operations would require approximately $2 million in additional funding to complete permitting and to begin operations and gold production at the Relief Canyon Mine. There is some question as to profitability with regard to the current price of gold.

         The Board of Directors has approved for the Company to investigate expansion of its operations into industrial minerals as an alternate means of producing future revenue for the Company. The industrial minerals currently being investigated by the Company include calcium bentonite, talc and pumice. The Company anticipates that production of industrial minerals would be through a wholly-owned subsidiary that Newgold, Inc. will create, thereby leaving Newgold, Inc. solely as a producer of precious metals. The Company is seeking to raise $2.5 million to finance an industrial minerals operation that will include acquisition of currently permitted mineral property and construction of production facilities. Proposals will be submitted to the Board of Directors within the next thirty days for consideration and possible approval. One proposal to be submitted to the Board is for Riverfront Development Corporation, which is wholly-owned by Newgold's president, A. Scott Dockter, to be merged into a subsidiary of Newgold, Inc. in exchange for Newgold stock. An independent appraisal has been completed of the Riverfront Development property and a fairness opinion has been issued by Certified Valuation Analyst. The Riverfront property will be proposed as a site of production facilities for products derived from the industrial minerals.

         There can be no assurance that any of these opportunities will result in actual funding, or that additional financing will be available to the Company, when needed, on commercially reasonable terms. If the Company is unable to obtain additional financing, it will be required to curtail its development plans and cease its operations. The Company's independent accountants will include an explanatory paragraph in their report on the Company's financial statements for the year ended January 31, 1998, indicating substantial doubt about the Company's ability to continue as a going concern.

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


PART II. OTHER INFORMATION.
         -----------------

ITEM 1.  Legal Proceedings.
         -----------------

         a) On December 3, 1996, the case of Christiansen v. Newgold, et al., a purported breach of contract action was filed in the Second Judicial District, Washoe County, Reno, Nevada. Christiansen prevailed in this action and the Company accrued the $250,000 judgement as of January 31, 1998; the Company is waiting for funds to complete the transaction.

         b) On January 28, 1997, the case of Stewart v. Newgold, a purported breach of contract for the purchase of the Cerro Gordo Mine in California, was filed in the Second Judicial District, Washoe County, Reno, Nevada. Plaintiff was unable to present clear title to the property and the Company was unable to clear title and refused to make additional payments stipulated under the contract. Plaintiff sought $40,000 in damages. The parties have reached an agreement for settlement totalling $20,000; the Company is waiting for funds to complete the transaction.

         c) On April 25, 1997, the Company filed a declaratory relief action in the case of Newgold v. Wirsing, et al. in the Sacramento County Superior Court. Mr. Wirsing and his fellow defendant, Mr. Wong, are each alleging that they are the owners of a 10% share of the net profits interest from Relief Canyon. The Company filed the action to seek declaratory relief that Messrs. Wirsing and Wong's claim is without merit. Mr. Wong had filed a mechanics lien on the Relief Canyon Mine. The Company believes that the use of a mechanics' lien is improper and that there is no merit in Messrs. Wirsing and Wong's claims. A motion for summary judgement filed by Messrs. Wirsing and Wong was denied by the Court in favor of the Company. The case was submitted to court ordered non-binding arbitration where again the decision was in favor of the Company. Messrs. Wirsing and Wong have exercised their right and rejected the arbitrator's decision and requested a trial de novo. Trial setting is scheduled for August of 1998.

ITEM 2.  Changes in Securities.
         ---------------------

                           None.

ITEM 3.  Defaults on Senior Securities.
         -----------------------------

                           None.

ITEM 4.  Matters Submitted to a Vote of Security Holders.
         -----------------------------------------------

                           None.

ITEM 5.  Other Information.
         -----------------

                           None.

ITEM 6.  Exhibits and Reports on Form 8-K.
         --------------------------------
         a) Exhibits.
            --------
         Exhibit 3.1          Certificate of Incorporation of the Registrant(1).

         Exhibit 3.2          Certificate  of  Amendment  to
                              Certificate of  Incorporation of the
                              Registrant(2).

         Exhibit 3.3          Bylaws of the Registrant(1).

         Exhibit 27           Financial Data Schedule.

         (1)      Incorporated   by  reference   to  the   Registrant's
                  Registration Statement on Form SB-2 (File No. 33-49920) filed with the Commission on October 14, 1993.

         (2) Incorporated by reference is the Registrant's Annual Report on Form 10-KSB-40 for the fiscal year ended January 31, 1996 filed with the Commission on January 22, 1997 and all amendments thereto.

         (3) Incorporated by reference is the Registrant's Annual Report on Form 10-KSB-40 for the fiscal year ended January 31, 1997 filed with the Commission on June 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto authorized.

NEWGOLD, INC.

/s/ A. Scott Dockter                     Date: June 20, 1998
--------------------
A. Scott Dockter
Chief Executive Officer

/s/ Robert W. Morris                     Date: June 20, 1998
--------------------
Robert W. Morris
Chief Financial Officer