Form 10KSB
period 1998-01-31
NEWGOLD INC
filed 1999-10-01
CIK 878808

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-KSB

         [ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

                   For the Fiscal year ended January 31, 1998

         [   ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

                  For the transition period from __________ to __________

                         Commission file number 0-20722

                                 NEWGOLD, INC.
                                 -------------
                 (Name of small business issuer in its charter)

       Delaware                                                  16-1400479
------------------------                                    --------------------
(State of other juris-                                      (I.R.S. Employer
diction of incorporation                                     Identification No.)
or organization)

                 P.O. Box 4155, El Dorado Hills, CA 95672-0013
                 ---------------------------------------------
                        (Address of principal (Zip Code)
                               executive offices)

                   Issuer's telephone number: (530)672-1116
                                            ----------------

Securities registered under Section 12(b) of the Exchange Act:  None
                                                              --------

Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, par value $0.001 per share
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2)
has been subject to such filing requirements for the past 90 days. Yes   No X
                                                                           ---

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

Issuer's revenues for its most recent fiscal year: $0.

Aggregate market value of the voting stock held by non-affiliates as of July 31, 1999: $19,302,389

Number of shares of Common Stock outstanding as of July 31, 1999: 37,593,530

Documents Incorporated by Reference: None.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes   No X
                                                      ---

Transitional Small Business Disclosure Format (check one): Yes    No X
                                                                    ---

                                     PART I

ITEMS 1 AND 2:  BUSINESS AND PROPERTIES
---------------------------------------

         Newgold, Inc., a Delaware corporation, (the "Company") was engaged in the acquisition, development and exploration of gold-bearing properties in the continental United States. The Company currently has placed its only remaining property, the Relief Canyon Mine, located in Pershing County, Nevada, on a care and maintenance status. Under care and maintenance, the Company will provide security for the plant and equipment and will maintain the mine facilities according to requirements of Nevada Department of Environmental Protection. A mine in care and maintenance is considered operational to the extent allowed by permits in place and may not be required to complete reclamation.

         The Company no longer plans to pursue mine development operations. As discussed under Item 6, Management's Discussion Of Financial Condition, the Company has executed a "Plan of Reorganization and Merger" "Merger Agreement" with Business Web, Inc., a Texas corporation, (BWI) dba Comercis to effect a merger of the Company and BWI. The Companies intend to submit the Merger Agreement to their respective shareholders for approval. The president of the Company has investigated other merger opportunities; if the shareholders of both companies do not approve this Merger Agreement, the president believes there are other merger opportunities available to the Company as an alternative to a merger with BWI.

         The Company originally was incorporated as Newgold, Inc. under the laws of Nevada on September 1, 1993 (NGNV). The Company began operations as Newgold, Inc., a Delaware corporation, on November 21, 1996, on the effective date of a reverse merger between itself and a company known as Warehouse Auto Centers. The Company's headquarters are located at 3090 Boeing Road, Cameron Park, CA 95682; and its telephone number is (530) 672-1116. All references to the "Company" refer to the merged entity operating as Newgold, Inc.

         For financial information regarding the Company, see "Item 7: Financial Statements And Supplementary Data."

         The Company's capital requirements have been and will continue to be significant. The Company has recorded no revenues from mining operations to date. The Company had been dependent primarily upon the private placements of its common stock and loans from its shareholders. The Company anticipates, based on its current plans and assumptions, that it will be unable to raise sufficient proceeds from any private placements of the Company's equity securities or borrowings, and planned revenues will not be sufficient to satisfy the Company's contemplated cash requirements. In the event the Merger is not approved by the shareholders of both companies, then the Company will be required to raise additional funds immediately. If the Company is unable to obtain additional financing, the Company will have to cease operations. Any additional equity financing, if available, may involve substantial dilution to the Company's existing shareholders. The Company's independent accountants have included an explanatory paragraph in their report dated July 20, 1999, on the Company's financial statements for the year ended January 31, 1998, indicating substantial doubt about the Company's ability to continue as a going concern. If the shareholders of the Company and Business Web, Inc. vote to approve the merger as discussed under Item 6, the Company will be required to divest itself of its mining property pursuant to the terms of the Merger Agreement. However if the merger is not approved by the shareholders of both companies, then the Company will have no other recourse than to seek protection of the Federal Bankruptcy Courts.

BUSINESS WEB, INC.

         BWI was incorporated in the state of Texas on October 1, 1998. BWI was formed to provide Internet services of web site development, web site move-in and support, and online Internet tradeshows with exhibitors under one roof in a virtual exhibition hall. BWI has signed a contract to acquire the assets of Netgate Medical, Inc. With the addition of this technology, BWI plans to offer secure Intranet and Extranet communications without the need for additional networking software. The established Netgate operation currently provides service to thirty healthcare entities and thousands of networked physicians, pharmacist, hospitals and pharmaceutical companies. BWI has signed contracts to provide their core "web creation services" to Netopia, Inc., Xoom, Inc.
and Bell South.


RELIEF CANYON MINE

         The Relief Canyon Mine is an open-pit, heap leaching operation located approximately 110 miles northeast of Reno, Nevada. The Company currently holds 50 unpatented mining claims. The mine is readily accessible by improved roads. Water for mining and processing of operations is provided by two wells located on the property in close proximity to the mine and processing facilities. Power is provided by a local rural electric association and phone lines are present at the mine site.

Background and History

         The Relief Canyon gold deposit was discovered by Duval Corporation, ("Duval") in 1981. Lacana Mining, ("Lacana") purchased the property from Duval, drilled additional holes to establish reserves, and commenced mining in 1984 as an open-pit cyanide heap leach operation. In 1986, Pegasus Gold, Inc. ("Pegasus"), purchased the mine from Lacana, drilled additional holes for a total of approximately 400 with approximately 120,000 linear feet to confirm reserves, and mined a cumulative total of approximately 6.3 million tons of gold ore containing an average of 0.035 ounces of gold per ton from 1986-1989. Pegasus ceased mining activities in 1989 and began the reclamation process of the mine site from 1990-1992.

         In 1993, Pegasus sold the Relief Canyon Mine to its reclamation contractor, J.D. Welsh & Associates ("Welsh"). Welsh continued to rinse the heaps to detoxify them of their cyanide content and recovered minor amounts of gold in the process. By December 1994, Welsh had completed detoxification of the heaps and was required only to submit quarterly water quality reports to the state of Nevada for the next five years.

         On January 10, 1995, the former NGNV purchased the mine from Welsh for $500,000.The mine at that time consisted of 39 unpatented lode mining claims, an empty building except for three carbon tanks and a boiler for carbon strip solution, four detoxified leach pads, a preg pond for gold bearing solution, a barren pond for solution from which gold had been removed, water rights, and various permits. From acquisition through November 1997, the Company refurbished the processing facilities by the purchase and installation of all equipment required to process the gold bearing leach solution when the mine was returned to production.

         There also was a sub-lease (the "Santa Fe Lease") to fee simple real property, contiguous to the mine, between Welsh and Santa Fe Gold Company, which subsequently has merged with Newmont Gold Company ("Santa Fe"). Welsh assigned the Santa Fe Lease to the Company at its base annual lease payment of $12,500, plus an advance royalty payment of a similar amount. The Santa Fe Lease required that Santa Fe consent to any assignment. Santa Fe never consented formally to the assignment. Santa Fe previously had accepted the Company's lease and royalty payments and it is the Company's position that such acceptance constituted consent. Subsequent to the signing of the contract for sale, the parties reduced the amount due Welsh to $450,000 because of Welsh's inability to secure Santa Fe's acceptance of assignment of the Santa Fe Lease.

         On October 19, 1998, Santa Fe terminated the Welsh lease as a result of the Company's inability to maintain the required insurance and the Company's inability to post a reclamation bond for the property. The loss of the Santa Fe property does not affect significantly the Company's mining position.

         If mining operations are not resumed, it is possible the Company may be required to reclaim the mine. Reclamation consists of recontouring the four heaps to a 3:1 slope, sale and removal of the building and its contents, evaporation of all water in both ponds and burial of the building foundation and floor within the ponds' liners under the soil contained in the pond birms. Finally, native vegetation must be re-established in all areas of disturbance. While it is the Company's position that sale of the building and its contents will cover the costs of the remaining reclamation, it has established an additional reserve of $50,500 for reclamation.

         Repadre Capital Corporation ("Repadre") purchased a 3% NSR royalty, that was allocated to two properties, from the Company for $500,000 during 1996 (the "Repadre royalty"). These funds were applied to the Company's ongoing reserve confirmation and expansion program at the Relief Canyon Mine. Under the terms of Repadre royalty, Repadre had the option to reallocate the Repadre royalty to the Relief Canyon Mine. In 1997, Repadre purchased a 1% NSR royalty on the Relief Canyon mine by payment of $300,000 to the Company. This $800,000 has been recorded as deferred revenue by the Company.

Mining Operations

        At the Relief Canyon Mine, the Company has placed its mining operations on hold and has placed the mine into a care and maintenance status. The Company now has two experienced personnel in place at the mine site. The personnel currently are lowering the water levels of the preg and barren ponds under a plan approved and monitored by the Nevada Department of Environmental Protection
(NDEP). Prior to suspending operations in November 1997, the mining facilities to recover gold from ore were completed by the Company with the exception of an upgrade to leach pad four, which has been approved by NDEP.

        At the Mission Mine, (a mine which the Company was in the process of purchasing pursuant to a contract (Exhibit 10.2 filed with the Company's 1997 Form 10-KSB and incorporated by reference) the Company engaged an independent geologist and laboratory to examine and report on samples taken from the mine and throughout the property. The reports were not considered satisfactory for further development and the Company allowed the lease to go into default in October 1997. Since the Company did not cure the default, the lease was terminated by the land owner. The Company lost all rights to the property and to underground mining equipment left on the property by prior mine operators. The terms of the lease had assigned $300,000 as the value of this existing equipment. This amount was charged to loss on disposal of assets in the Statement of Operations for the year ended January 31, 1998.

        Under an option agreement for the Bruner property between the Company and Miramar Mining Corporation (a copy of said Agreement is attached to the Company's 1997 Form 10-KSB as Exhibit 10.7 and incorporated by reference) the Company chose to terminate the agreement in August 1997 as a result of information brought to the Company's attention regarding possible environmental hazards located on the property. The agreement was canceled and all information was returned to Miramar Mining Co., the owners of the property.

        The Company sold its full right, title and interest and all associated liabilities in the Montana property known as the "Washington Gulch Mine" in July of 1998, for $185,000.

INSURANCE

         The business of gold mining is subject to certain types of risks, including environmental hazards, industrial accidents, and theft. Prior to suspending operations, the Company carried insurance against certain property damage loss (including business interruption) and comprehensive general liability insurance. While the Company maintained insurance consistent with industry practice, it is not possible to insure against all risks associated with the mining business, or prudent to assume that insurance will continue to be available at a reasonable cost. The Company has not obtained environmental liability insurance because such coverage is not considered by management to be cost effective. The Company currently carries no insurance on any of its properties due to the current status of the mine and the Company's current financial condition.

GOVERNMENT CONTROLS AND REGULATIONS

         As long as the Company retains control and has not divested itself of the Relief Canyon Mine and any liability related thereto, the Company is subject to extensive governmental controls and regulations which are subject to amendment from time to time. The Company is unable to predict what additional legislation or amendments may be proposed that might affect care and maintenance of the mine or the time at which any such proposals, if enacted, might become effective. Such legislation or amendments, however, could require increased capital and operating expenditures and could prevent or delay divesture of the mine by the Company.

         Outlined below are some of the more significant aspects of governmental controls and regulations which materially affect the Company's interests in the mine.

Regulation of Mining Activity

         The Relief Canyon Mine, including care and maintenance, exploration, development and production activities, is subject to environmental laws, policies and regulations. These laws, policies and regulations regulate, among other matters, emissions to the air, discharges to water, management of waste, management of hazardous substances, protection of natural resources, protection of endangered species, protection of antiquities and reclamation of land. The mine also is subject to numerous other federal, state and local laws and regulations. At the federal level, the mine is subject to inspection and regulation by the Division of Mine Safety and Health Administration of the Department of Labor ("MSHA") under provisions of the Federal Mine Safety and Health Act of 1977. The Occupation and Safety Health Administration ("OSHA") also has jurisdiction over certain safety and health standards not covered by MSHA. Mining operations and all future exploration and development will require a variety of permits. Although the Company believes the permits can be obtained in a timely fashion, permitting procedures are complex, costly, time consuming and subject to potential regulatory delay. The Company does not believe that existing permitting requirements or other environmental protection laws and regulations would have a material adverse effect on its ability to dispose of the mine. However, the Company cannot be certain that future changes in laws and regulations would not result in significant additional expenses, capital expenditures, restrictions or delays associated with the divestiture of the Company's property. The Company cannot predict whether it will be able to renew its existing permits or whether material changes in existing permit conditions will be imposed. Non-renewal of existing permits or the imposition of additional conditions could have a material adverse effect on the Company's ability to dispose of Relief Canyon.

         The State of Nevada, where the Company's mine property is located, adopted the Mined Land Reclamation Act (the "Nevada Act") in 1989 which established design, operation, monitoring and closure requirements for all mining facilities. The Nevada Act has increased the cost of designing, operating, monitoring and closing mining facilities and could affect the cost of operating, monitoring and closing existing mine facilities. The State of Nevada also has adopted reclamation regulations pursuant to which reclamation plans have been prepared and financial assurances established for existing facilities.

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

         Gold mining and processing operations by another entity would generate large quantities of solid waste which is subject to regulation under the RCRA and similar state laws. The majority of the waste which was produced by such operations is "extraction" waste that EPA has determined not to regulate under RCRA's "hazardous waste" program. Instead, the EPA is developing a solid waste regulatory program specific to mining operations under the RCRA. Of particular concern to the mining industry is a proposal by the EPA entitled "Recommendation for a Regulatory Program for Mining Waste and Materials Under Subtitle D of the Resource Conservation and Recovery Act" ("Strawman II") which, if implemented, would create a system of comprehensive Federal regulation of the entire mine site. Many of these requirements would be duplicates of existing state regulations. Strawman II as currently proposed would regulate not only mine and mill wastes but also numerous production facilities and processes which could limit internal flexibility in operating a mine. To implement Strawman II the EPA must seek additional statutory authority, which is expected to be requested in connection with Congress' reauthorization of RCRA.

         The Company also is subject to regulations under (i) the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA" or "Superfund") which regulates and establishes liability for the release of hazardous substances and (ii) the Endangered Species Act ("ESA") which identifies endangered species of plants and animals and regulates activities to protect these species and their habitats. Revisions to "CERCLA" and "ESA" are being considered by Congress; the impact of these revisions on the Company is not clear at this time.

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

         In addition, the Company is required to mitigate long-term environmental impacts by stabilizing, contouring, resloping, and revegetating various portions of a site. While a portion of the required work was performed concurrently with prior operations, completion of the environmental mitigation occurs once removal of all facilities has been completed. These reclamation efforts are conducted in accordance with detailed plans which have been reviewed and approved by the appropriate regulatory agencies. The Company has posted security bonds and has made provision to cover the estimated costs of such reclamation as required by permit.

         The Company believes that its care and maintenance operation, as it exists today, is in substantial compliance with federal and state regulations and that no further significant capital expenditures for environmental control facilities will be required.

COMPETITION

         The Company competed with other mining companies in connection with the acquisition of capital, mining claims and leases on precious metal properties. The Company also competed in the recruitment and retention of quality employees.

         There is significant competition for the limited number of precious metals acquisition opportunities in the continental United States. As a result of this competition, much of which is with companies with greater financial resources, the Company is unable to continue to acquire attractive mining properties and capital on terms it considers acceptable.


RISK FACTORS

         The merger agreement has been approved by the Boards of Directors of both the Company and BWI. Should the shareholders of either Company fail to approve the merger, then the risk factors identified below should be considered in conjunction with the information contained under the caption "Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995."

Limited Relevant Operating History; Significant Operating Losses; Accumulated Deficit

         The Company had been engaged primarily in exploration and development of its mines and has had minimal revenues. Accordingly, the Company has had a limited relevant operating history upon which an evaluation of its prospects can be made. Such prospects must be considered in light of the risks, expenses and difficulties frequently encountered in the establishment of a new business in the mining industry, which is a continually evolving industry characterized by an increasing number of market entrants and intense competition, as well as the risks, expenses and difficulties encountered in the commercialization of new mines. As of January 31, 1998, the Company had an accumulated deficit of approximately $8,872,000. Since such date, additional losses have been incurred. While the Company's monthly operating expenses have decreased, expenses can be expected to continue in the future in connection with the Company's efforts to keep the Relief Canyon Mine in a care and maintenance status. Accordingly, it is anticipated that the Company will continue to incur losses until it is able to dispose of the Relief Canyon Mine. There can be no assurance that the Company will be successful in disposal of the mine or the related costs of reclamation of the mine site.

Late Payments Relating to Debt; Judgment

         As of the date of this Report, the Company is approximately $530,000 in arrears on interest and principal payments relating to outstanding, unsecured note payables. In addition, the Company currently owes judgment creditors approximately $550,000. In the event the Company is unable to settle these judgments its creditors could force the Company into bankruptcy.

Litigation

         In the event that the merger is not completed the Company could be subject to law suits from its shareholders who have continued holding on to their investment in the Company in reliance on the merger becoming effective and to those shareholders who invested in the Company after the announcement of the Merger with BWI.

Other

         The Company does not own any patents, trademarks, licenses, franchises or concessions except for mineral interests granted by governmental authorities.

         The Company's business is generally not seasonal in nature except to the extent that weather conditions at certain times of the year may affect the Company's access to its properties.

         The Company, as of January 31, 1999, had a total of 5 employees, 3 of whom are management and professional staff. None of the Company's employees are subject to any collective bargaining agreements or union affiliations. Relations between management and employees are considered to be good.

         On August 1, 1999, as result of the signing of the Merger Agreement the Company's Chief Financial Officer, Robert W. Morris, and Corporate Counsel, Michael M. Kessler, assumed the same respective positions with BWI. Mr. Kessler, Corporate Counsel, received from both companies a letter waiving any potential conflict of interest. Mr. Kessler and Mr. Morris will continue to serve the Company in their respective positions until the merger is completed.


ITEM 3:  LEGAL PROCEEDINGS
--------------------------

         a) On December 3, 1996, the case of Roy Christiansen v. Newgold, et al., a breach of contract action was filed in the Second Judicial District, Washoe County, Reno, Nevada. Plaintiff alleged that he was owed $250,000 relating to recovery of his investment in a property subsequently acquired by the Company. It was discovered during the pendency of this action that a former Secretary-Treasurer of Newgold, Inc., (prior to the Company going public through its merger with Warehouse Auto) signed a contract in 1994 which obligated the Company, Newgold, Inc. (the Delaware Corporation) to pay $250,000 to Christiansen, a former developer of the Golden Asset project which Newgold purchased and is located in Helena Montana. This obligation was unknown to the current principals of the Company. During the course of litigation, Plaintiff moved the court for summary judgment based on this signed agreement; this motion was granted and a judgment for $250,000 was entered against the Company. The Company is in the process of working out a payment schedule with the Plaintiff, however there can be no assurance that such a schedule can be worked out.

         b) On January 28, 1997, the case of Stewart v. Newgold, a purported breach of contract for the purchase of the Cerro Gordo Mine, in California, was filed in the Second Judicial District, Washoe County, Reno Nevada. Plaintiff was unable to present clear title to the property and the Company was unable to clear title and refused to make additional payments called for under the contract. Plaintiff was seeking $40,000 in damages. This case was settled for $20,000. Under the terms of the Settlement the Company stipulated to the issuance of a judgment against it in the amount of $20,000. The Company paid this judgment on October 21, 1998.

         c) On April 25, 1997, the Company filed a declaratory relief action in the case of Newgold v. Wirsing, et al. in the Sacramento County Superior Court. Mr. Wirsing and his fellow defendant, Mr. Wong, were each alleging that they were the owners of a 10% share of the net profits interest from Relief Canyon. The Company filed the action to seek declaratory relief that Messrs. Wirsing and Wong's claim was without merit. Mr. Wong filed a $100,000,000 mechanics lien on the Relief Canyon Mine. The Company believed that the use of a mechanics' lien was improper and that there was no merit in Messrs. Wirsing and Wong's claims. This matter was settled by the parties in November 1998 by an issuance of an additional 25,000 shares of the Company's common stock. Said stock is restricted and the settlement agreement gave no registration rights to the defendants.

         d) On June 24, 1998 the Company's former Reno landlord Bedford Properties initiated an unlawful detainer action against the Company for rents owed with regard to the Company's offices in Reno, Nevada. The parties stipulated to a judgment of $40,000 for all past and future rents owed and this judgment was entered against the Company on October 23, 1998 in the Second Judicial District, Washoe County, Reno, Nevada. The Company currently is attempting to work out a payment schedule on this judgment; however there is no assurance that a schedule acceptable to the Company can be worked out.

         e) On March 11, 1998, the Company's former consulting firm, JBR Consultants, instituted a suit against the Company for sums due under a consultant engineering contract. On August 19, 1998 the court for the Second Judicial District entered a default judgment against the Company for $28,815. The Company is currently attempting to settle this matter with the Plaintiff.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
         None.


                                     PART II

ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

         Under a Plan of Reorganization approved by the U.S. Bankruptcy Court on November 21, 1996, Warehouse Auto Centers, Inc. (WAC), a Delaware corporation, was merged into Newgold (NV) to form Newgold (DE). Prior to the Plan, the common stock of WAC was traded on the OTC Electronic Bulletin Board under the symbol "WHACQ". Trading of the Company's stock was cleared by NASD on July 7, 1997 and the first trade was on July 11, 1997 at $2.00 per share.

         The table on the next page sets forth the high and low bid prices for the Common Stock, as reported by the NASD's OTC Bulletin Board for the quarters indicated. The prices set forth represent quotes between dealers and do not include commissions, mark-ups or mark-downs, and may not represent actual transactions.

                                          Common Stock
                                          ------------
                                 Bid                       Asked
                                 ---                       -----
                           High        Low            High        Low
                           ----        ---            ----        ---
Fiscal Quarter Ended:

October 31, 1995           0.25        0.1875         0.3125       0.25
January 31, 1996           0.0935      0.0625         0.15625      0.125
April 30, 1996             0.35        0.03125        0.09375      0.08
July 31, 1996              0.15625     0.0625         0.25         0.25
October 31, 1996           0.0625      0.0625         0.125        0.125
January 31, 1997           0.0625      0.0625         0.0625       0.0625
March 31, 1997             N/A         N/A            N/A          N/A
July 31, 1997              2.00        1.25           2.00         1.25
October 31, 1997           1.0625      0.625          1.0625       0.625
January 31, 1998           0.25        0.25           0.3125       0.25
April 30, 1998             0.375       0.375          0.375        0.375
July 31, 1998              0.125       0.125          0.50         0.50
October 31, 1998           N/A         N/A            N/A          N/A
January 31, 1999           0.07        0.07           0.07         0.07
April 30, 1999             0.46        0.46           0.52         0.52
July 31, 1999*             0.70        0.64           0.78         0.70



*After the effect of a 3 for 2 stock split which was paid in the form of a dividend.

ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

        The Company was engaged primarily in the exploration and development of mining properties. The Company is the result of a merger between a Chapter 11 bankrupt shell, Warehouse Auto Centers, Inc. (WAC) and Newgold, Inc., a Nevada Corporation, (NGNV) pursuant to a Plan of reorganization approved by the U.S. Bankruptcy Court as of November 21, 1996. For accounting purposes, under the terms of the Merger, NGNV was treated as the acquirer. Accordingly, the historical financial statements prior to November 21, 1996 are those of NGNV and do not reflect any financial information of WAC as a separate entity. In addition, under the terms of the Merger, NGNV's fiscal year was changed from December 31 to January 31. Hence, the comparative financial information is for thirteen months ended January 31, 1997 and 12 months for the years ended January 31, 1998.

        The Company was engaged in the business of acquiring dormant, potential gold producing properties located in the continental United States and of developing such properties into commercial gold mining operations. Considering the present depressed gold market, the Company's Board of Directors has approved plans for the Company to merge with Business Web, Inc. and to initiate the process of divesting itself of its mining assets and the associated liabilities. See "Merger of Newgold With BWI".

        As of the date of this Report, the Company has derived no significant revenue from its operations. As a mine owner, the Company's capital requirements have been and will continue to be significant. The Company has been dependent primarily on the private placements of its securities.

Financial Condition of the Company as of January 31, 1998

        As of January 31, 1998, the Company had $2,310 in cash and a negative working capital of $1,842,032. If the Company were to attempt to continue pursuing mining operations, the Company would require approximately $4.3 million in additional working capital. Since January 1998, the Company has pursued several possible funding opportunities including the sale of royalties on other gold properties being investigated for acquisition by the Company; however the Company did not acquire these properties. Royalty financing was also considered on industrial minerals properties. The Company continues its efforts to obtain funding, but has no current commitments for funding operations. There can be no assurance that any of such opportunities will result in actual funding or that additional financing will be available when needed, on commercially reasonable terms, or at all. As the Company has been unable to obtain additional financing, it was required to curtail its development plans in November 1997 and cease operations except for care and maintenance of the Relief Canyon Mine. The Company's independent accountants have included an explanatory paragraph in their report on the Company's financial statements for the year ended January 31, 1998, indicating substantial doubt about the Company's ability to continue as a going concern.

FINANCIAL PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS

Merger of Newgold With BWI

        On April 2, 1999, the Company issued a Letter of Intent to BWI to effect a merger of the two companies. On June 25, 1999, the Board of Directors of the Company approved the Merger Agreement. On July 26, 1999, the Board of Directors of BWI approved the Merger Agreement and the agreement was executed by both companies at that time. The Merger Agreement will now be submitted to the Shareholders of both companies for their respective approval.

        Upon consummation of the Merger, BWI will be merged with and into the Company and the Company will continue as the surviving corporation (and, in such capacity is sometimes referred to herein as the "Surviving Corporation"), and BWI will cease to exist as a separate entity as a legal matter. Following approval of the Merger Agreement by the shareholders of the Company and BWI and the satisfaction or waiver of the other conditions to consummation of the Merger, the Merger will become effective at the time (the "Effective Time") of filing of the Agreement of Merger with the Secretary of State of Delaware and the Secretary of State of Texas.

         Upon consummation of the Merger, the Company will be renamed "Comercis, Inc." The Company will be managed by a management team composed of members of the Company's and BWI's current senior management, with Mr. Chris M. Meaux, BWI's co-founder and Chief Executive Officer, assuming the duties of Chief Executive Officer of the combined entity. Michael M. Kessler, the Company's Secretary and Corporate Counsel already will have joined BWI as its Corporate Counsel and will retain that position in the Surviving Company. Mr. Robert W. Morris, the Company's current Chief Financial Officer has assumed the position of Acting Chief Financial Officer and Controller of BWI and will assume the position of Controller in the Surviving Company when the Surviving Company finishes its search for a new Chief Financial Officer. In addition, the remaining operations of the combined entity will be performed by current BWI personnel in BWI's facilities.

         Upon the consummation of the Merger, the Company will effect a one for twelve reverse split of its outstanding and issued common stock, for shareholders currently holding common stock of the Company. Additionally, each share of BWI outstanding and each BWI Special Warrant shall be canceled and converted into the right of the former holder to receive, in the case of BWI shareholders, or to exchange, in the case of holders of the BWI Special Warrants at no additional cost, on a one for one basis of 15,501,942 shares of Common Stock. As a result of the merger current Company shareholders will own approximately 17% of the Surviving Corporation and the BWI shareholders will own 83% of the Surviving Corporation.

Consummation of the Merger

         Consummation of the Merger is subject to satisfaction of various conditions, including approval of the Merger by shareholders of Newgold and BWI, and receipt of a legal opinion from

Gray Cary Ware & Freidenrich, counsel to Newgold, to the effect that the Merger will constitute a tax free reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended (the "Code"), inclusion of the Common Stock to be issued to BWI shareholders in the Merger for quotation on the NASDAQ OTC-Electronic Bulletin Board Market, and various other conditions.

Termination and Amendment

         The Merger Agreement may be terminated any time prior to the Effective Time (i) by mutual consent of the parties, (ii) by the non-breaching party, upon the other party's material breach or default of any representation, warranty, covenant, agreement or obligation under the Merger Agreement, (iii) by Newgold if the Company's Board of Directors adversely amends, withholds or withdraws its recommendation of the Merger or the Company's shareholders do not approve the Merger, (iv) by the BWI if the BWI Board of Directors adversely amends, withholds or withdraws its recommendation of the Merger or the BWI shareholders do not approve the Merger, and (v) by either party if the Merger shall not have been consummated by October 31, 1999.

        The Merger Agreement may be amended at anytime prior to the Effective Time by written agreement of the parties.

        To date, BWI has raised capital of approximately $8.6 million. Of this amount $500,000 has been loaned to Newgold for payment of liabilities and current operating costs. Under the terms of the Merger Agreement, the Company is to sell the Relief Canyon Mine and the funds received by the Company will be used to repay BWI, for any amounts of money loaned to the Company and in the event that excess funds are received these funds will be reinvested into the Surviving Company.

Risks Associated With BWI

        You should carefully consider the following factors and other information in this Report prior to making any investment in the Company based upon the potential merger of the two respective companies.

BWI HAS A LIMITED OPERATING HISTORY UPON WHICH TO EVALUATE IT

         BWI has only been in business since December 1997. Accordingly, it has a limited operating history upon which to evaluate it. In addition, BWI's revenue model is still evolving. Currently, its revenues are primarily generated from the sale of web site and community memberships and the attempts to establish additional vertical trade communities. In the future, BWI expects to generate revenue from multiple sources, including Ecommerce storefronts, booth space from eTradeshow, community platform licensing, site maintenance, and advertising revenue. BWI may not be able to sustain its increase in current revenues from Ecommerce, Etradeshow or the other business units business services revenues. If BWI does not generate such revenue, its business, financial condition and operating results will be affected materially and adversely.

BWI ANTICIPATES THAT IT WILL INCUR CONTINUED LOSSES FOR THE FORSEEABE FUTURE

         To date, BWI has not been profitable. BWI may never be profitable or, if it does become profitable, it may be unable to sustain profitability. It has incurred significant losses since inception. BWI reported a net loss of $808,532 for the three months ended April 30, 1999. BWI expects to continue to incur significant losses for the foreseeable future. As of April 30, 1999, the accumulated deficit was $1,286,893. Its limited operating history makes predicting its future operating results, including operating expenses, difficult. Its revenues may not grow or may not even continue at the current level.

BWI EXPECTS ITS OPERATING EXPENSES TO INCREASE

         Some of the expenses are fixed, including non-cancelable agreements, equipment leases and real estate leases. If the revenues do not increase, BWI may not be able to compensate by reducing expenses in a timely manner. In addition, BWI plans to significantly increase its operating expenses to:

     o launch additional vertical trade communities; o increase its sales and marketing operations; o enter into additional sponsorship agreements;
     o    broaden its customer support capabilities; and
     o    pursue marketing and distribution alliances.

         Expenses may also increase due to the potential impact of goodwill and other charges resulting from completed and future acquisitions.

         Additionally, leading Web sites, browser providers and other Internet distribution channels may increase their rates to BWI thus making it more expensive to provide access to BWI's products and services. If any of these expenses are not accompanied by increased revenues, BWI's business, financial condition and operating results would be affected materially and adversely.

BWI COULD EXPERIENCE FLUCTUATIONS IN ITS QUARTERLY RESULTS

         BWI expects that its quarterly operating results will fluctuate significantly due to many factors, including:

     o    the uncertain adoption of the Internet as an advertising medium;
     o    potential dependence on development of the electronic commerce market;
     o    intense competition;
     o    uncertain acceptance of BWI's Internet content;

     o    management of its growth; and
     o    risks associated with potential acquisitions.

CHANGES IN INDUSTRY WEB PAGE CREATION AND HOSTING RATES COULD ADVERSELY AFFECT BWI'S REVENUES

         Changes in industry pricing practices for web page creation and hosting rates could affect materially and adversely BWI's revenues in the future.

ADOPTION OF THE INTERNET AS A MEANS OF DOING BUSINESS IS UNCERTAIN

         The growth of "doing business" over the Internet requires validation of the Internet as an effective business medium. This validation has yet to occur fully. Acceptance of the Internet among business also will depend on growth in the commercial use of the Internet. If widespread commercial use of the Internet does not develop, or if the Internet does not develop as an effective and measurable medium for doing business, BWI's, financial condition and operating results could be affected materially and adversely.

         No standards have been widely accepted to measure the effectiveness of Business on the Internet. If such standards do not develop, existing businesses may not continue to expand their business to the Internet and those businesses that currently are not doing business on the Internet may not enter the Internet business. BWI's business, financial condition and operating results would be affected adversely if the market for doing business over the Internet fails to develop or develops slower than expected.

SIGNIFICANT REVENUES FROM ELECTRONIC COMMERCE MAY NOT DEVELOP WHICH COULD ADVERSELY AFFECT BWI'S FUTURE GROWTH

         For the three months ended April 30, 1999, approximately 3.5 % of BWI's revenues were generated from electronic commerce. If BWI does not generate increased revenue from electronic commerce, BWI's business, financial condition and operating results could be materially adversely affected. To generate significant electronic commerce revenues, BWI will have to continue to build its web site platforms and increase the number of vertical trade communities it services.

BWI'S LONG-TERM SUCCESS DEPENDS ON THE DEVELOPMENT OF THE WEB SITE CREATION AND HOSTING MARKET, ELECTRONIC COMMERCE MARKET, THE ACCEPTANCE OF THE WORLD WIDE WEB AS A MEDIUM TO PRESENT TRADESHOWS AND AN EFFECTIVE AND SECURE MEANS OF DOING BUSINESS WHICH IS UNCERTAIN

         If BWI is unable to develop successfully its Web Site Services and create the Vertical communities it has targeted and integrate the services of its divisions into the Internet then its business, financial condition and operating results would be effected severely. BWI's long-term success depends on widespread public acceptance of the Internet as a place to do business. A number of factors could prevent such acceptance, including the following:

     o electronic commerce on the Internet is in its infancy and buyers may be unwilling to shift their purchasing from traditional vendors to online vendors;
     o the necessary network infrastructure for substantial growth in usage of the Internet may not be developed adequately;
     o increased government regulation or taxation may affect adversely the viability of electronic commerce;
     o insufficient availability of telecommunication services or changes in telecommunication services could result in slower response times; and
     o adverse publicity and consumer concern about the security of electronic commerce transactions could discourage its acceptance and growth.


THERE IS INTENSE COMPETITION FOR THE INTERNET PRODUCTS AND SERVICES, THAT BWI OFFERS

         Competition for the Internet products and services, which BWI offers in commerce is intense. BWI expects that competition will continue to intensify. Barriers to entry are minimal, and competitors can launch new Web sites at a relatively low cost. While BWI believes there are no companies which offer all of the services which it offers, especially with the addition of the Netgate technology, there are several companies that offer competitive vertical trade communities. We expect that additional companies will offer competing vertical trade communities on a standalone or portfolio basis.

         Additionally, BWI's competitors may develop Internet products or services that are superior to, or have greater market acceptance than, its solutions. If BWI is unable to compete successfully against its competitors, its business, financial condition and operating results will be adversely affected.

         Many of BWI's competitors have greater brand recognition and greater financial, marketing and other resources than BWI This may place BWI at a disadvantage in responding to BWI's competitors' pricing strategies, technological advances, advertising campaigns, strategic partnerships and other initiatives.

CONCERNS REGARDING SECURITY OF TRANSACTIONS AND TRANSMITTING CONFIDENTIAL INFORMATION OVER THE INTERNET MAY NEGATIVELY IMPACT BWI'S ELECTRONIC COMMERCE BUSINESS

         BWI believes that concern regarding the security of confidential information transmitted over the Internet, such as credit card numbers, prevents many potential customers from engaging in online transactions. If BWI does not add sufficient security features to future product releases, its products may not gain market acceptance or there may be additional legal exposure to BWI. BWI has included basic security features in some of the products to protect the privacy and integrity of customer data, such as password requirements for access to portions of our vertical trade communities. BWI does not currently use authentication technology, which requires passwords and other information to prevent unauthorized persons from accessing a customer's information, or encryption, which transforms information into a "code" designed to be unreadable by third parties, to protect confidential information such as credit card numbers. However, it intends to license encryption technology to protect confidential transaction data.

         Despite the measures BWI has taken, BWI's infrastructure is potentially vulnerable to physical or electronic break-ins, viruses or similar problems. If a person circumvents BWI's security measures, they could misappropriate proprietary information or cause interruptions in BWI's operations. Security breaches that result in access to confidential information could damage BWI's reputation and expose BWI to a risk of loss or liability. BWI may be required to make significant investments and efforts to protect against or remedy security breaches. Additionally, as electronic commerce becomes more prevalent (and consequently becomes one of the foci of BWI's development of direct marketing products), BWI's customers will become more concerned about security. If BWI does not adequately address these concerns, this could materially adversely affect its business, financial condition and operating results.

MARKETING AND DISTRIBUTION ALLIANCES MAY NOT GENERATE THE EXPECTED NUMBER OF NEW CUSTOMERS OR MAY BE TERMINATED

         BWI uses marketing and distribution alliances with other Internet companies to create traffic to BWI's web site creation page and consequently, to assist BWI in generating revenues. These marketing and distribution alliances allow BWI to link our Web Site creation pages to other Internet companies web pages such as Xoom.com, Bell South.net and Netopia Virtual Office. The success of these relationships depends on the amount of increased traffic BWI receives from the alliance partners' Web sites. These arrangements may not generate the expected number of new customers. BWI also cannot assure you that it will be able to renew these marketing and distribution alliance agreements. If any of these agreements are terminated, the traffic on BWI's web site creation pages could decrease and therefore this could materially adversely affect its business, financial condition and operating results.

BWI MAY NOT HAVE OPPORTUNITIES TO ENTER INTO NEW PARTNERSHIPS OR MARKETING AND DISTRIBUTION ALLIANCES

         BWI is interested in entering into additional partnerships with other Internet businesses to increase traffic to its web site creation site, but BWI can give no assurance that it will be able to enter into any new partnerships. If BWI is unable to enter into new arrangements the traffic on BWI's web site creation pages may not increase.

BWI'S BUSINESS DEPENDS ON THE GROWTH OF THE INTERNET, WHICH IS UNCERTAIN

         BWI's market is new and rapidly evolving. BWI's business would be adversely affected if Internet usage does not continue to grow. Internet usage may be inhibited by a number of reasons, such as:

     o    Infrastructure;
     o    Security concerns;
     o    Inconsistent quality of service; and
     o    Lack of availability of cost-effective, high-speed service.

         If Internet usage grows, the Internet infrastructure may not be able to support the demands placed on it by this growth or its performance or reliability may decline. In addition, Web sites may from time to time experience interruptions in their service as a result of outages and other delays occurring throughout the Internet network infrastructure. If these outages or delays frequently occur in the future, Internet usage, as well as usage of BWI's web site creation pages and possibly the vertical trade communities it creates, could be adversely affected.

IF BWI DOES NOT DEVELOP THE "COMERCIS" BRAND AS ITS WEB SITE CREATION SITE AND VERTICAL TRADE COMMUNITY BRANDS, BUSINESS COULD DECREASE CAUSING A CORRESPONDING DECREASE IN REVENUES

         To be successful, BWI must establish and strengthen the brand awareness of the "Comercis" brand as well as the brands associated with each division (e.g. Cybermovers). If its brand awareness is weakened, it could decrease the attractiveness of BWI's audiences to business, which could result in decreasing advertising revenues. BWI believes that brand recognition will become more important in the future with the growing number of Internet sites. Its brand awareness could be diluted, which could affect adversely its business, financial condition and operating results if users do not perceive BWI products and services to be of high quality.

BWI IS GROWING RAPIDLY AND EFFECTIVELY MANAGING GROWTH MAY BE DIFFICULT

         BWI has grown and expects to continue to grow rapidly both by adding new products and hiring new employees. This growth is likely to place a significant strain on its resources and systems. To manage growth, BWI must implement systems and train and manage its employees.

         Many of BWI's senior management have only recently joined the Company. BWI can make no assurance that its management will be able to manage effectively or successfully the Company's growth.

BWI MAY NOT BE ABLE TO PROTECT ITS PROPRIETARY RIGHTS AND BWI MAY INFRINGE THE PROPRIETARY RIGHTS OF OTHERS

         Proprietary rights are important to the Company's success and its competitive position. BWI has applied for several trademarks, none have been issued to date. Although BWI seeks to protect its proprietary rights, its actions may be inadequate to protect any trademarks and other proprietary rights or to prevent others from claiming violations of their trademarks and other proprietary rights. BWI currently has five pending trademark applications. In addition, effective copyright and trademark protection may be unenforceable or limited in certain countries, and the global nature of the Internet makes it impossible to control the ultimate destination of the Company's work. BWI also licenses programming code from third parties and it is possible that it could become subject to infringement actions based upon the content licensed from those third parties. BWI generally obtains representations as to the origin and ownership of such licensed content; however, this may not adequately protect the Company. Any of these claims, with or without merit, could subject BWI to costly litigation and the diversion of its technical and management personnel.

BWI MAY NOT BE ABLE TO ACQUIRE OR MAINTAIN EASILY IDENTIFIABLE WEB ADDRESSES OR PREVENT THIRD PARTIES FROM ACQUIRING WEB ADDRESSES SIMILAR TO BWI'S AND ITS VARIOUS DIVISIONS

         BWI currently holds various Internet Web addresses relating to itself and its divisions. The company may not be able to prevent third parties from acquiring Web addresses that are similar to its addresses, which could affect materially and adversely BWI's business, financial condition and operating results. The acquisition and maintenance of Web addresses generally is regulated by governmental agencies and their designees. For example, in the United States, the National Science Foundation has appointed Network Solutions, Inc. as the exclusive registrar for the ".com," ".net" and ".org" generic top-level addresses. The regulation of Web addresses in the United States and in foreign countries is subject to change. As a result, BWI may not be able to acquire or maintain relevant Web addresses in all countries where it conduct business. Furthermore, the relationship between regulations governing such addresses and laws protecting trademarks is unclear.

ACQUISITIONS MAY DISRUPT OR OTHERWISE HAVE A NEGATIVE IMPACT ON BWI'S BUSINESS

         BWI has made, and plans to continue to make, investments in complementary companies, technologies and assets. Future acquisitions are subject to the following risks:

     o acquisitions may cause a disruption in ongoing business, distract management and other resources and make it difficult to maintain standards, controls and procedures;
     o BWI may acquire companies in markets in which BWI has little experience;
     o BWI may not be able to integrate successfully the services, products and personnel of any acquisition into its operations;
     o BWI may be required to incur debt or issue equity securities, which may be dilutive to existing shareholders, to pay for acquisitions; and
     o BWI's acquisitions may not result in any return on its investment or the Company may lose its entire investment.

BWI MAY NOT BE ABLE TO EFFECT ITS GROWTH STRATEGY IF BWI IS NOT ABLE TO CONSUMMATE FUTURE ACQUISITIONS

         BWI's acquisition strategy is subject to the risk of not being able to identify additional suitable acquisition candidates available for sale at reasonable prices or on reasonable terms. Additionally, regardless of whether suitable candidates are available, BWI may not be able to consummate future acquisitions for other reasons such as the availability of capital. If BWI is unable to consummate future acquisitions, its business, financial condition and operating results could be adversely affected.

BWI MAY BE SUBJECT TO LEGAL LIABILITY FOR PUBLISHING OR DISTRIBUTING CONTENT OVER THE INTERNET

         BWI may be subject to legal claims relating to the content in the web pages it creates for its customer or the vertical trade communities it establishes, or the downloading and distribution of such content. For example, persons may bring claims against the Company if material that is inappropriate for viewing by young children can be accessed from its vertical trade communities. Claims also could involve matters such as defamation, invasion of privacy, and copyright infringement. Providers of Internet products and services have been sued in the past, sometimes successfully, based on the content of material. In addition, some of the content provided on its created web sites and vertical trade communities is drawn from data compiled by other parties, including governmental and commercial sources, and BWI re-keys the data. This data may have errors. If the content is used improperly or if BWI supplied incorrect information, it could result in unexpected liability. The Company's insurance may not cover claims of this type, or may not provide sufficient coverage. BWI's business, financial condition and operating results could suffer a material adverse effect if costs resulting from these claims are not covered by insurance or exceed its coverage.

RISK OF FAILURE OF COMPUTER AND COMMUNICATIONS HARDWARE SYSTEMS INCREASES WITHOUT BACK-UP FACILITIES

         BWI's business depends on the efficient and uninterrupted operation of its computer and communications hardware systems. Any system interruptions that cause its vertical trade communities to be unavailable to Web browsers or any of the Web Pages which it has created and hosts on its resident computers may reduce the attractiveness of BWI's business and could affect materially and adversely its business, financial condition and operating results. BWI maintains its computer systems in Dallas, Texas and North Carolina. However, it does not have back-up or redundant facilities for its computer systems at this time. Interruptions could result from natural disasters as well as power loss, telecommunications failure and similar events.

CAPACITY LIMITS ON BWI'S TECHNOLOGY, TRANSACTION PROCESSING SYSTEM AND NETWORK HARDWARE AND SOFTWARE MAY BE DIFFICULT TO PROJECT AND THE COMPANY MAY NOT BE ABLE TO EXPAND AND UPGRADE ITS SYSTEMS TO MEET INCREASED USE

         As traffic to the BWI's web site and the web sites created for its clients and the vertical trade communities created continues to increase, BWI must expand and upgrade its technology, transaction processing systems and network hardware and software. BWI may not be able to project accurately the rate of increased use. In addition, BWI may not be able to expand and upgrade its systems and network hardware and software capabilities quickly enough to accommodate increased use of its services and created vertical communities. If BWI does not upgrade appropriately its systems and network hardware and software, BWI's business, financial condition and operating results will be affected materially and adversely.


BWI'S MARKET IS CHARACTERIZED BY RAPID TECHNOLOGICAL CHANGE WHICH IT MAY NOT BE ABLE TO MAINTAIN IN A COST-EFFECTIVE WAY

         BWI's market is characterized by rapid technological change and frequent new product announcements. Significant technological changes could render e-commerce on web pages and vertical trade community technology obsolete. If BWI is unable to respond successfully to these types of developments or does not respond in a cost-effective way, BWI's business, financial condition and operating results will be affected materially and adversely. To be successful, BWI must adapt to the rapidly changing market by continual improvement in its responsiveness, services and features of the web page creation and vertical trade communities and by developing new features to meet customer needs. BWI's success will depend, in part, on its ability to license or to purchase leading technologies useful in its business, to enhance existing services and to develop new services and new technology that address the needs of its customers. BWI also will need to respond to technological advances and emerging industry standards in a cost-effective and timely manner.

BWI'S SUCCESS IS DEPENDENT ON ITS KEY PERSONNEL WHOM IT MAY NOT BE ABLE TO RETAIN AND IT MAY NOT BE ABLE TO HIRE ENOUGH ADDITIONAL PERSONNEL TO MEET ITS HIRING NEEDS

         BWI believes that its success will depend on continued employment of the current senior management team and key technical personnel. If one or more members of the senior management team were unable or unwilling to continue in their present positions, the business, financial condition and operating results of BWI could be affected materially and adversely. Most of senior management do not have employment agreements. BWI carries key person life insurance on certain, but not on all, of its senior management personnel.

         BWI's success also depends on having a highly trained sales force and telesales group. BWI's telesales group was formed recently. BWI will need to continue to hire additional personnel as its business grows. A shortage in the number of trained salespeople could limit its ability to increase sales in its existing markets and to sell as it launches new and improved services .

         BWI plans to expand its employee base to manage the BWI's anticipated growth. Competition for personnel, particularly for employees with technical expertise, is intense. BWI's business, financial condition and operating results will be affected materially and adversely if it cannot hire and retain suitable personnel.




BWI'S SYSTEMS MAY NOT BE YEAR 2000 COMPLIANT WHICH COULD CAUSE BWI'S SERVICES TO BE UNAVAILABLE FOR A PERIOD OF TIME AFTER JANUARY 1, 2000 WHICH COULD HAVE A NEGATIVE IMPACT ON ITS BUSINESS, OPERATING RESULTS AND FINANCIAL POSITION

         BWI may realize exposure and risk if the systems on which it is dependent to conduct operations are not Year 2000 compliant. Potential areas of exposure include products purchased from third parties, computers, software, telephone systems and other equipment used internally. If the Company's present efforts to address the Year 2000 compliance issues are not successful, or if distributors, suppliers and other third parties with which it conducts business do not address successfully such issues, BWI's business, operating results and financial position could be affected materially and adversely. In the event that its Web-hosting facilities are not Year 2000 compliant, the Company's production Web sites would be unavailable and the Company would not be able to deliver services to its users. In the event that the production and operational facilities that support the Web sites are not Year 2000 compliant, small portions of the Web sites may become unavailable.

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Statements in this report, including the exhibits, contain forward-looking statements and information relating to the Company that are based on the beliefs of management, as well as assumptions made by and information currently available to management. Forward-looking statements included statements preceded by the words "anticipate," "believe," "estimate," "expect," "indicate," "intend," "will," and similar expressions. The purpose of this cautionary statement is to identify certain important factors and assumptions on which such forward-looking statements may be based or which could cause actual results to differ materially from those expressed in the forward-looking statements. The important factors and assumptions set forth below should be read in conjunction with the items contained under the heading "RISK FACTORS."

COMPLIANCE WITH YEAR 2000 ISSUE

        Newgold, Inc. has had its computer systems, which consist of personal computers and third party software, tested for compliance with the year 2000 issue. Such testing included forward dating operation of the equipment and software that was represented as Year 2000 compliant by the third party vendors. The systems and software so tested performed without failure or interruption and the Company believes it is Year 2000 compliant. The Company does not have sufficient contact with third party vendors for these vendors to have a material effect upon the Company's operations beyond July 31, 1999.

RESULTS OF OPERATIONS

Year Ended January 31, 1998 as Compared to Thirteen Months Ended January 31,
1997.

        For the year ended January 31, 1998, operating expenses, which consist of general and administrative expenses, exploration costs and a provision for impairment of assets, were approximately $5,422,900 as compared to approximately $1,788,400 for the thirteen months ended January 31, 1997.

        As the Company has placed Relief Canyon Mine on care and maintenance status and has no current plan for placing the mine into production, the Company recorded a provision of approximately $3,311,700 as a loss on impairment of assets for the year ended January 31, 1998 as required by FASB No. 121.

        A former Secretary-Treasurer of Newgold, Inc. (the Nevada corporation) signed a contract in 1994 which obligated the Company, Newgold, Inc. (the Delaware Corporation) to pay $250,000 to Christiansen, a former developer of the Golden Asset project. The Company had written off Golden Asset as of December 31, 1995. This obligation, which the current principals of the Company believed to be a contingent obligation and payable only if profits were earned by Golden Asset, was recognized as an exploration and evaluation expense in the year ended January 31, 1998 (See Item 3, Legal).

        The balance of the approximately $515,000 of exploration and evaluation expenses for the year ended January 31, 1998 is approximately $231,000 versus exploration expenses of approximately $283,900 for thirteen months ended January 31, 1997. The Company recorded a reserve for reclamation of $50,500 in the current year (See Item 2, Relief Canyon property). In October 1997, the Company terminated the purchase contract for $3,500,000 to acquire the Mission Mine. Exploration and geologic survey costs incurred for Mission Mine in the year ended January 31, 1998 were approximately $226,100 compared to $110,200 in the thirteen months ended January 31, 1997. The terms of the lease assigned a $300,000 payment as the value of existing mine equipment. This amount was charged to loss on disposal of assets in the Statement of Operations for the year ended January 31, 1998. Prior to January 31, 1997, the Company had terminated option contracts for the acquisition of the Cerro Gordo and Bruner properties which resulted in a net reduction of approximately $185,300 in exploration expenses for the year ended January 31, 1998.

        General and administrative expenses were approximately $1,596,000 for the year ended January 31, 1998 compared to approximately $1,505,000 for the thirteen months ended January 31, 1997. A one-time charge in the thirteen months ended January 31, 1997 of approximately $359,000 for common stock issued in settlement of commissions for capital raised in the merger of NGNV and WAC was offset partially by a charge of $205,000 for stock issuance costs for the year ended January 31, 1998. Aircraft operating expenses were approximately $106,800 for the year ended January 31, 1998 versus approximately $22,800 in the thirteen months ended January 31, 1997. Geologist and office payroll was approximately $388,000 for the year ended January 31, 1998 versus approximately $235,300 for the thirteen months ended January 31, 1997. Reno office rent for the year ended January 31, 1998 was approximately $106,600 through December 31, 1997, including a $40,000 lease termination charge. Reno rent for six months was approximately $31,300 in the thirteen months ended January 31, 1997. Officer salaries were approximately $189,800 for the year ended January 31, 1998 versus approximately $237,500 for the thirteen months ended January 31, 1997. Legal and professional expenses for the year ended January 31, 1998 were approximately $223,300, and included approximately $156,000 related to the audits and SEC filings of the Company. Legal and professional fees were approximately $331,800 for the thirteen months ended January 31, 1997 and included approximately $272,000 related to the WAC Merger.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has financed most of its operations principally through private placements of the Company's common stock. In the Cash Flow Statement for the thirteen months ended January 31, 1997, the Company recorded $4,806,970 in cash and broker fees for common stock at $1.00 per share from the conversion of debtor certificates issued under the authority of the U. S. Bankruptcy Court in the WAC merger.

        In the Cash Flow for the year ended January 31, 1998, Repadre exercised warrants for the purchase of 200,000 shares of Common Stock for an aggregate consideration of $200,000 in a private placement in July 1997. The Company sold a one-half interest in the Relief Canyon Mine to Casmyn Corporation in April 1996 for $775,000. The Company purchased the one-half interest back from Casmyn in December 1996 for $900,000 in cash plus 1,000,000 shares of common stock. The common stock is recorded at $1.00 per share as part of capital expenditures in the Cash Flow Statement for the thirteen months ended January 31, 1997.

        On November 26, 1996, the Company purchased two aircraft at a total cost of $553,500 to transport management and professional personnel to and from the Company's properties. Such equipment is usual and customary in the mining industry as project sites are in remote areas not serviced by commercial carriers and auto travel between project sites or from the Company's office to project sites is impracticable. One of the aircraft was sold on October l, 1997 to Sterling Air, Ltd. and the other was sold on January 16, 1998 to Thomas Aircraft Sales. The gross sales price for both aircraft was $542,500 prior to adjustment for a lien and a repair reserve.

        On August 31, 1995, the Company granted to Edward Mackay ("Mackay") a one-year option (the "Option") to purchase 40% of NGNV in exchange for a $50,000 option payment (the "Option Payment") and the contribution of the Washington Gulch Mine located in Montana. On January 1, 1996, in exchange for Mackay arranging a $350,000 debt financing for the Company, the Option was amended (the "Amendment") and exercised whereby the $50,000 Option Payment was converted into a promissory note granted to Mackay and Mackay would receive 3.8 million shares of Common Stock of the Company (56.14360233 shares pre-Dividend and approximately 35% of the outstanding shares of Common Stock on January 1, 1996) in exchange for the contribution of the Washington Gulch Mine("WGM") by Mackay. Mackay was an officer and director of the Company; however, he was not an officer or director at the execution of the Option or the Amendment.

        WGM, at the time of transfer from Mackay in January 1996, was recorded at its net value of $181,000. Certain elements of the operation, such as the plant and equipment on site, were offered for sale, after which the property would be reclaimed and the Company would request return of its $206,000 bond that was being held by the State of Montana. The equipment on site had not been given any value nor reported on the financial statements. The property, equipment and bond were sold in July 1998 for $185,000.

        In June 1999, the Company declared a stock dividend of 3 shares for 2 as of June 17, 1999 to shareholders of record as of June 10, 1999. This dividend increased the outstanding shares as of June 17, 1999 to 37,866,882.


ITEM 7:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

        See pages F-1 through F-18.

ITEM 8:  CHANGES  IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

        On September 3, 1998 the Company's auditors KPMG Peat Marwick LLP withdrew as the auditors for the Company.

        On April 28, 1999, the Company appointed the firm of Burnett Umphress & Company, LLP as the Company's new auditors.


                                    PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        Listed below are the names and ages, as of August 1, 1999, of each of the present directors and executive officers of the Company together with the principal positions and offices with the Company held by each. Executive officers are appointed annually by the Board of Directors to serve for the ensuing year or until their successors have been appointed. No officer is related to any other by blood, marriage or adoption.

Name                         Age           Position(s) (1)
----                         ---           ---------------
A. Scott Dockter             43            President, Director and CEO

Calvin Lim                   42            Director

John Mackay                  50            Director

Michael J. Morrison, Esq.    53            Director

Robert W. Morris             59            Treasurer/Chief Financial Officer

Michael M. Kessler           43            Secretary/ Corporate Counsel

(1) All Directors will hold their position until the next annual meeting of the Shareholders of the Company, or until their successors have been elected and qualified or until resignation, whichever occurs first.


Background Information of Officers and Directors

         A. Scott Dockter has been Chairman of the Board, CEO and President of the Company since November 21, 1996. Mr. Dockter was the founder, Chairman of the Board, CEO and President of NGNV since 1993. Mr. Dockter is a founder, president and CEO of Riverfront Development Corporation. From June 1988 to June 1993, Mr. Dockter was the owner and founder of Earthco, a sole proprietorship, which was a general engineering contractor specializing in dams, levies and mining projects. In December 1992, Mr. Dockter, as the result of litigation, voluntarily filed a bankruptcy action pursuant to Chapter 11 of the U.S. Bankruptcy Code in the Eastern District of California. The proceeding was dismissed and the Court did not discharge Mr. Dockter's obligations. Mr. Dockter devotes a minimal amount of time to Riverfront Development Corporation.

         Robert W. Morris has been Chief Financial Officer and Treasurer of the Company since February 1997. From November 1996 to February 1997 he was the Vice President of Finance. Mr. Morris was the Chief Financial Officer of NGNV from July 1995 to November 1996. From July 1995 to the present, Mr. Morris has been CFO of Riverfront Development Corporation. From December 1993 to December 1995, Mr. Morris was the CFO of Tolson Construction Co. From July 1990 to November 1993, Mr. Morris was CFO of Elk Grove Ready Mix. Mr. Morris has been a Certified Public Accountant for 31 years with 13 years in public accounting and 18 years as a treasurer and controller. Mr. Morris devotes his full time to the business of the Company. He holds a BS degree in Business and Accounting from Indiana University.

         Calvin Lim was born in Hong Kong in 1957, holds an AA Degree in Art, and attended Sacramento State University in California majoring in business. He has owned several businesses and specifically had been in the restaurant business from 1976 till 1997. Mr. Lim has been involved in the import-export business between the United States and China since 1983 to the Present, exporting machinery to Mainland China.

         John Mackay, Esq. an attorney at law and is admitted to practice in the State of California and has specialized in real estate and insurance litigation for the last fifteen years. Mr. has been engaged by lenders as an independent contractor since 1985 to Present to develop plans for the effective utilization of real estate and to manage recoveries of large portfolios of non-performing real estate loans. He holds MBA and JD degrees from the University of Southern California.

         Michael J. Morrison, Esq. has been a director of the Company since November 1996 and has been a practicing attorney in Reno, Nevada for 20 years specializing in the areas of corporate, business and securities law. Mr. Morrison sits on no other boards. He is also admitted to practice in the State of California and the District of Columbia.

         Michael M. Kessler, Esq. is the Corporate Secretary and Corporate Counsel to the Company. From 1989-1991 Mr. Kessler was an associate where he was in charge of business litigation and transactional affairs. From April 1991-November 1996 Mr. Kessler was in private practice where he concentrated in the areas of business litigation and transactional matters. From November 1996-Present Mr. Kessler has been the Company's in house corporate counsel. Mr. Kessler holds a Bachelors Degree in Business Administration from New York University. He received his Juris Doctor Degree from Western State University College of Law and is a member of the California Bar.


         Board of Directors

         Directors of the Company are elected to serve until the next annual meeting of the stockholders or until their earlier resignation or removal.

         Director Compensation

         Each non-employee director is reimbursed for all out-of-pocket expenses incurred by the director in attending Board meetings and performing other duties on behalf of the Company. Directors do not receive any additional compensation.

         Committees of the Board

         There is currently an Audit Committee for the Board of Directors. Directors John Mackay and Calvin Lim are the members of the Audit Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities and Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's Common Stock, to file with the Securities and Exchange Commission, by a specified date, reports regarding their ownership of Common Stock. Arthur Scott Dockter, Michael J. Morrison, Calvin Lim and Robert W. Morris have each filed late a Form 3 and a Form 5.


ITEM 10:  EXECUTIVE COMPENSATION
--------------------------------

        The following table sets forth the compensation paid by the Company for services performed on the Company's behalf during each of the completed fiscal years with respect to the Company's Chief Executive Officer and the Company's other executive officers whose annual compensation exceeded $100,000 during the last fiscal year (the "Named Executive Officer"):

Summary Compensation Table

                                                                 Other Annual                      All Other
        Name and                    Period     Salary     Bonus     Compen-        Options          Compen-
        Principal Position           Ended       ($)       ($)      sation($)     (In shares)      sation($)
        ------------------------    -------    ------    -------  -----------     -----------      ---------

        Arthur Scott Dockter
         Chief Executive            1/31/98       --      --         --               --               --
         Officer, President         1/31/97    45,000    229,651     --               --               --
                                    12/31/96       --     --         --               --               --


Options

        No stock options were granted to the directors, officers or employees of the Company during 1998.

Employment Contracts

         Mr. Dockter, Mr. Morris and Mr. Kessler had entered into employment contracts with the Company. The contracts were due to expire on of January 31, 2000. Under the terms of the Merger Agreement all three individuals contracts were cancelled as of the date of the signing of the Merger agreement. Whereupon, Messrs. Dockter, Morris, and Kessler became at-will employees of the Company.

        Subsequent to the signing of the Merger Agreement with BWI and with the consent of the Company and BWI, Mr. Morris accepted the position of Acting Chief Financial Officer of BWI and Controller with the understanding that he would continue to act as Chief Financial Officer of Newgold to facilitate the completion of the Merger. Mr. Morris has not received a contract of employment from BWI.

         Subsequent to the signing of the Merger Agreement and with the consent of the Company and BWI, Mr. Kessler accepted the position of Corporate Counsel for BWI, with the understanding that Mr. Kessler would continue in his role as Corporate Counsel for Newgold in order to facilitate the completion of the Merger. Mr. Kessler has obtained a waiver of conflict of interest from the Company and BWI. Mr. Kessler has not received a contract for employment from BWI.

         Mr. Dockter continues to be President and Chief Executive of the Company on an at-will basis. Mr. Dockter will step down from this position upon the completion of the Merger.

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

        The table below sets forth certain information as of July 31, 1999 (the "Reference Date") with respect to the beneficial ownership of (i) each person who beneficially owns more than 5% of the outstanding shares of Common Stock,
(ii) each director, (iii) the named executive officer and (iv) all officers and directors as a group. Except as otherwise indicated below, the address for each such person is: c/o Newgold, Inc., P.O. Box 4155, El Dorado Hills, CA 95762-0013.

                              Number of Shares of     Percent of Common
Name of Beneficial Owner         Common Stock        Stock Outstanding (1)
------------------------         ------------        ---------------------

Arthur Scott Dockter              9,276,537                 24.50%

Robert W. Morris                      7,500                  *

Michael J. Morrison, Esq.            18,750                  *

Calvin Lim                          758,463                  2.00%

John Mackay                         230,790                  *


All Officers and Directors
    as a Group (5 persons)       10,292,040                 27.18%


*  Less than 1%

(1) After 3:2 common stock dividend effective June 17, 1999.

(2) Percentage figures based on 37,866,882 shares of Common Stock outstanding on the Reference Date.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

        On June 30, 1995, the Company purchased machinery and equipment from Riverfront Development Corporation, of which Mr. Dockter is president and the sole shareholder and Mr. Morris was chief financial officer, for the purchase price of $250,000. As of the date of this Report, the Company owes Riverfront Development Corporation approximately $130,335 relating to the purchase.

        On August 31, 1995, the Company granted to Edward Mackay ("Mackay") a one-year option (the "Option") to purchase 40% of NGNV in exchange for a $50,000 option payment (the "Option Payment") and the contribution of the Washington Gulch Mine located in Montana. On January 1, 1996, in exchange for Mackay arranging a $350,000 debt financing for the Company, the Option was amended (the "Amendment") and exercised whereby the $50,000 option payment was converted into a promissory note granted to Mackay and Mackay received 3.8 million shares of Common Stock of the Company (56.14360233 pre-Stock Dividend and approximately 35% of the outstanding shares of Common Stock on January 1, 1996) in exchange for the contribution of the Washington Gulch Mine by Mackay. Mackay was a director and officer of the Company; however, he was not a director or officer at the execution of the Option or the Amendment. The Washington Gulch Mine was never activated by the Company and was sold in July 1998 for $185,000.

        As of January 31, 1997, the Company had made advances totaling $92,486 to A. Scott Dockter, President and Chief Executive Officer of the Company. The advances were draws against future salary, did not bear interest and were repaid in April 1997.

        On April 2, 1997, Mr. Dockter, loaned $100,000 to the Company at 8% per annum, due and payable on demand. As of January 31, 1998, $77,258 of this loan has been repaid.

        On April 17, 1997, Mr. Dockter loaned $50,000 to the Company at 8% per annum, due and payable on demand. As of January 31, 1998, no payments have been on this loan.

        On April 30, 1997, Mr. Dockter loaned $20,000 to the Company at 8% per annum, due and payable on demand. As of January 31, 1998, no payments have been paid on this loan.

        On May 30, 1997, Mr. Dockter loaned $35,000 to the Company at 8% per annum, due and payable on demand. As of January 31, 1998, no payments have been made on this loan.

        Of the $205,000 loaned to the Company by Mr. Dockter, $77,258 has been repaid with $127,742 remaining unpaid.

         The total interest accrued as of January 31, 1998 on the above loans is $10,568. None of the accrued interest has been paid to Mr. Dockter.

         As of January 31, 1998, there is accrued, but unpaid salary of $50,000 due Mr. Dockter.

ITEM 13:  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

A.      Exhibits. The following exhibits are filed herewith:
        --------

        Exhibit
          No.     Description of Exhibit
        -------   ----------------------

        1.1       Merger Agreement With Business Web, Inc.

        2.1       Plan of Reorganization. (1)

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

        3.3       Bylaws of the Registrant.(2)

        10.1 Contract of Sale between the Registrant and J.D. Welsh & Associates.(1)

        10.2 Agreement for Lease/Purchase and Sale of Property between the Registrant, Joie Jamison and T.K.M. Corporation dated September 2, 1996.(1)

        10.3 Office Building Lease between the Registrant and Duffel Financial and Construction Company dated May 20, 1996.(1)

        10.4 Option to Purchase Forty (40%) Percent of Newgold, Inc. and Riverfront Development, Inc., between Edward Mackay and the Company (the "Option Agreement"). (3)

        10.5 First Amendment to the Option to Purchase Newgold Inc., between the Registrant and Edward Mackay dated as of January 1, 1996 (the "Option Amendment"). (3)

        10.6 Clarification Agreement (clarifying the Option and Option Amendment) between A. Scott Dockter, Edward Mackay, Gold Bug, and the Company dated effective as of June 18, 1996. (3)

        10.7 Letter of Intent between the Registrant and Miramar Mining Corporation dated October 8, 1996. (3)

        10.8 Agreement and Plan of Merger by and between the Registrant and Newgold, Inc. dated August 1996. (3)

        10.9 Promissory Note between the Company and A. Scott Dockter, dated April 2, 1997, for the principal amount of $100,000.

        10.10 Promissory Note between the Company and A. Scott Dockter, dated April 17, 1997, for the principal amount of $50,000. (3)

        10.11 Promissory Note between the Company and A. Scott Dockter, dated April 30, 1997, for the principal amount of $20,000. (3)

        10.12 Promissory Note between the Company and A. Scott Dockter, dated May 30, 1997, for the principal amount of $35,000. (3)

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

(3) Incorporated by reference to the Registrant Annual Report on Form 10-KSB-40 for the fiscal year ended January 31, 1997 filed with the commission on June 30, 1997.

B.      Reports on Form 8-K
        -------------------

                  (1) The Registrant filed a Form 8-K with the Commission on March 19, 1997 reporting merger of Newgold, Inc. with Warehouse Auto Centers through the U.S. Bankruptcy Court, Western District of New York.

                  (2) The Registrant filed a Form 8-K with the Commission on August 28, 1998 reporting the issuance of a Letter of Intent for merger of Newgold, Inc. with Vauquelin Mines Ltd. of Montreal, Canada.

                  (3) The Registrant filed a Form 8-K with the Commission on September 17, 1998 reporting the resignation of KPMG, LLP as the Company's independent accountants.

                  (4) The Registrant filed a Form 8-K with the Commission on June 8, 1999 reporting a 3:2 stock split in preparation for a 1:12 reverse stock split required by a pending merger agreement between the Company and Business Web Inc.

                  (5) The Registrant filed a Form 8-K with the Commission on July 27, 1999 reporting the signing of the definitive merger agreement on July 26, 1999 between the Company and Business Web Inc.

INDEX TO FINANCIAL STATEMENTS

Report of Burnett, Umphress & Company, LLP ........................................................F-1

Report of KPMG, LLP................................................................................F-2

Balance Sheet as of January 31, 1998...............................................................F-3

Statements of Operations for the thirteen months ended January 31, 1997 and for the year ended January 31, 1998.............................................................................F-4

Statements of Stockholders' Deficit for the thirteen months ended January 31, 1997 and for the year ended January  31, 1998...................................................................F-5

Statements of Cash Flows for the thirteen months ended January 31, 1997 and for the year ended January 31, 1998 ............................................................................F-6

Notes to Financial Statements..............................................................F-7 to F-18


To the Board of Directors
NEWGOLD, INC.
El Dorado Hills, California


                          INDEPENDENT AUDITORS' REPORT


We have audited the accompanying balance sheet of NEWGOLD, INC. as of January 31, 1998, and the related statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NEWGOLD, INC. as of January 31, 1998 and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has been dependent primarily upon cash proceeds from private placement of its common stock. The Company anticipates that current working capital and anticipated revenues will not be sufficient to satisfy its future cash needs, and accordingly, the Company will need to raise additional capital in the near term. Currently, the Company has no commitments for additional funding. Management's plans in regard to these matters are also described in Note 1. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/Burnett, Umphress & Company, LLP


Rancho Cordova, California
July 20, 1999

                          Independent Auditors' Report



The Board of Directors
Newgold, Inc.:


We have audited the statements of operations, stockholders' equity, and cash flows of Newgold, Inc. for the thirteen month period ended January 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of Newgold, Inc.'s operations and cash flows for the thirteen month period ended January 31, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the financial statements, the Company has been dependent primarily upon cash proceeds from private placement of its common stock. The Company anticipates that current working capital and anticipated revenues will not be sufficient to satisfy its future cash needs, and accordingly, the Company will need to raise additional capital in the near term. Currently, the Company has no commitments for additional funding. Management's plans in regard to these matters are also described in note 1. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/KPMG, L.L.P.



Sacramento, California June 18, 1997,
except as to note 11, which is as of June 17, 1999

NEWGOLD, INC.

BALANCE SHEET

January 31, 1998


ASSETS

CURRENT ASSETS
   Cash                                                                   $      2,310
   Prepaid expenses                                                                979
                                                                          ------------

               Total current assets                                              3,289

PROPERTY, PLANT AND EQUIPMENT, including undeveloped
   mineral properties of $800,000, net of $27,752 of accumulated
   depreciation                                                                871,011
Reclamation bonds                                                              256,500
                                                                          ------------
               Total assets                                               $  1,130,800
                                                                          ============



LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Account payable                                                        $    666,574
   Accrued expenses                                                            270,670
   Accrued reclamation costs                                                    75,500
   Due to affiliate                                                            130,335
   Notes payable to individuals and related parties                            702,242
                                                                          ------------

               Total current liabilities                                     1,845,321

DEFERRED REVENUE                                                               800,000
                                                                          ------------
               Total liabilities                                             2,645,321

STOCKHOLDERS' DEFICIT
   Common stock, $.001 par value,
      50,000,000 shares authorized,
      19,462,611 shares issued and outstanding                                  19,463
   Additional paid in capital                                                7,328,779
   Accumulated deficit                                                      (8,862,763)
                                                                          ------------

               Total stockholders' deficit                                  (1,514,521)
                                                                          ------------
               Total liabilities and stockholders' deficit                $  1,130,800
                                                                          ============


The accompanying notes are an integral part of the financial statements.

NEWGOLD, INC.,

STATEMENTS OF OPERATIONS

For the Thirteen Months Ended January 31, 1997 and the Year Ended January 31, 1998


                                                           Thirteen
                                                          Months Ended       Year Ended
                                                           January 31,       January 31,
                                                              1997               1998
                                                         -------------      -------------
SALES
   Net sales                                             $         -0-      $         -0-
   Cost of sales                                                   -0-                -0-
                                                         -------------      -------------

               Gross margin                                        -0-                -0-

OPERATING EXPENSES
   General and administrative expenses                       1,504,539          1,596,160
   Impairment of assets                                            -0-          3,311,672
   Exploration costs                                           283,876            515,050
                                                         -------------      -------------

               Total operating expenses                      1,788,415          5,422,882
                                                         -------------      -------------

               Loss from operations                         (1,788,415)        (5,422,882)

OTHER INCOME (EXPENSE)
   Interest income                                              35,807              1,799
   Other income (expense)                                       16,800             (7,235)
   Interest expense                                            (67,976)          (137,423)
   Loss on disposal of property, plant and equipment               -0-           (317,568)
                                                         -------------      -------------

               Total other expense                             (15,369)          (460,427)
                                                         -------------      -------------

NET LOSS                                                 $  (1,803,784)     $  (5,883,309)
                                                         =============      =============

LOSS PER SHARE (after giving effect to the
   Three-for-two stock split declared on June 8, 1999 -
   See Note 11)                                               (.09)              (.21)
                                                         -------------      -------------

WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING (after giving effect to the
   Three-for-two stock split declared on June 8, 1999 -
   See Note 11)                                             1,9169,904         28,701,450
                                                         =============      =============



The accompanying notes are an integral part of the financial statements.

NEWGOLD, INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT

For the Thirteen Months Ended January 31, 1997 and the Year Ended January 31, 1998



                                         Common      Common      Additional                   Total
                                          Stock       Stock       Paid in    Accumulated   Shareholders'
                                         Shares         $         Capital       Deficit       Deficit
                                      -----------  -----------  -----------  ------------  -------------
Balances, December 31, 1995             6,768,358  $     6,768  $       -0-  $  (869,961)  $  (863,193)

Shares issued to purchase
    Washington Gulch                    3,800,000        3,800      177,200          -0-       181,000

Shares issued in exchange for
    net profit interests                1,431,642        1,432      440,605          -0-       442,037

Shares issued to creditors and
    shareholders of Warehouse
    Auto Center, Inc.                     305,709          306      305,403     (305,709)          -0-

Shares issued to investors and
    underwriters                        5,135,130        5,135    4,701,835          -0-     4,706,970

Shares issued to others                   221,000          221      220,779          -0-       221,000

Shares issued to Repadre                  100,000          100       99,900          -0-       100,000

Shares issued to repurchase 50%
    interest in Relief Canyon Mine,
    Ltd.                                1,000,000        1,000      999,000          -0-     1,000,000

Net loss for period from January
    1,1996 to January 31, 1997                -0-          -0-          -0-   (1,803,784)   (1,803,784)
                                      -----------  -----------  -----------  ------------  -----------
Balances, January 31, 1997             18,761,839       18,762    6,944,722   (2,979,454)    3,984,030
                                      ===========  ===========  ===========  ============  ===========
Shares issued to Warehouse Auto
    Center, Inc. shareholders
    subsequently cancelled                (25,242)         (25)     (25,217)         -0-       (25,242)

Shares issued to others                    12,500           13        4,987          -0-         5,000

Additional shares issued to investors
    and underwriters for delay in share
    trading                               513,514          513      204,487          -0-       205,000

Shares issued to Repadre                  200,000          200      199,800          -0-       200,000

Net loss for period from February
    1,1997 to January 31, 1998                -0-          -0-          -0-   (5,883,309)
                                      -----------  -----------  -----------  ------------  -----------
(5,883,309)

Balances, January 31, 1998             19,462,611  $    19,463  $ 7,328,779  $(8,862,763)  $(1,514,521)
                                     ===========  ===========  ===========  ============   ===========



The accompanying notes are an integral part of the financial statements.

NEWGOLD, INC.

STATEMENTS OF CASH FLOWS

For the Thirteen Months Ended January 31, 1997 and the Year Ended January 31, 1998



                                                                Thirteen
                                                              Months Ended           Year Ended
                                                               January 31,           January 31,
                                                                  1997                  1998
                                                            ----------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                 $     (1,803,784)     $     (5,883,309)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation and amortization                                   23,466                52,734
      Loss on disposal of property, plant and equipment                  -0-               317,568
      Impairment in value of Relief Canyon Mine                          -0-             3,311,672
      Assigned value of common stock issued for services             221,000               184,758
      Judgement loss accrued                                             -0-               250,000
   Changes in operating assets and liabilities:
      Refundable payroll taxes                                      (154,357)              154,357
      Prepaid expenses                                                   150                   -0-
      Other assets                                                   (12,885)               11,906
      Accounts payable                                                  -0-                497,252
      Accrued expenses                                                55,526               125,033
      Accrued reclamation costs                                      (69,470)               50,500
                                                            ----------------      ----------------

               Net cash used in operating activities              (1,740,354)             (927,529)
                                                            ----------------      ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Advances from stockholder/(repayment of advances)                 (66,847)               92,486
   Contribution from joint venture partner                           775,000                   -0-
   Purchase of joint venture partner interest                       (900,000)                  -0-
   Capital expenditures                                           (1,684,892)             (957,953)
   Proceeds from disposal of property, plant and equipment               -0-               278,783
                                                            ----------------      ----------------

               Net cash used in investing activities              (1,876,739)             (586,684)
                                                            ----------------      ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Advance from affiliate/(repayment of advances)                   (190,308)               12,708
   Deferred revenue                                                  500,000               300,000
   Proceeds from issuance of notes payable                           115,996               772,000
   Payments on notes payable                                        (739,903)             (644,758)
   Proceeds from sale of common stock                              4,806,970               200,000
                                                            ----------------      ----------------

               Net cash provided by financing activities           4,492,755               639,950
                                                            ----------------      ----------------

NET INCREASE (DECREASE) IN CASH                                      875,662              (874,263)

CASH, beginning of year                                                  911               876,573
                                                            ----------------      ----------------

CASH, end of year                                           $        876,573      $          2,310
                                                            ================      ================

SUPPLEMENTAL DISCLOSURES REGARDING CASH FLOWS
Cash paid for interest                                      $         37,246      $         71,556
                                                            ================      ================
Cash paid for income taxes                                  $            -0-      $            -0-
                                                            ================      ================




The accompanying notes are an integral part of the financial statements.

NEWGOLD, INC.

NOTES TO THE FINANCIAL STATEMENTS


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Company's Activities - NEWGOLD, Inc. ("the Company") was in the business of acquiring, exploring, developing, and producing gold properties. The Company had rights to mine properties in Nevada, California, and Montana. Its primary focus was on the Relief Canyon Mine located near Lovelock, Nevada, where it has performed development and exploratory drilling and was in the process of obtaining permits to allow operation of the Relief Canyon Mine. In December 1997, the Company placed the Relief Canyon Mine on care and maintenance status. In the thirteen months ended January 31, 1997, the Company also entered into a lease with an option to buy the Mission Mine located near Twenty-Nine Palms, California. Mission Mine is an abandoned underground mine complex. The Company also conducted exploration at its Washington Gulch Mine property in Montana.

Merger - In November 1996, Newgold, Inc. of Nevada (Old Newgold) was merged into Warehouse Auto Centers, Inc. (WAC), a public company, which had previously filed an involuntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Western District of New York. Pursuant to the plan of reorganization and merger (the Plan), (i) WAC which was the surviving corporation for legal purposes, changed its name to Newgold Inc. (the Company), (ii) the outstanding shares of Old Newgold were converted into the right to receive an aggregate of 12,000,000 shares or approximately 69% of the post merger outstanding common stock of the Company, (iii) each outstanding share of WAC was converted into the right to receive 1/65 share of the common stock of the Company, for an aggregate of 51,034 shares or less than 1% of the post merger outstanding common stock, (iv) unsecured trade debts and other unsecured pre-petition liabilities were paid in full via the issuance of one share of the Company's stock, for each $42 of debt, for an aggregate of 63,374 shares or less than 1% of the post merger outstanding common stock, and (v) post petition creditors received 1 share of stock for each $1 of debt, for an aggregate of 191,301 shares or approximately 1% of the post merger outstanding common stock. The Plan also required an amendment to the Company's capital structure to increase the number of shares authorized to 50,000,000 and to reduce the corresponding par value to $.001.

In connection with the Plan, the Company raised $4,707,000 of cash through the issuance of convertible debtor certificates. Shortly after confirmation of the Plan, the debtor certificates were exchanged for 5,135,130 shares of common stock (including 428,130 shares issued in lieu of paying cash for underwriter's fees) representing approximately 29% of the post merger outstanding common stock. An additional 513,514 shares were issued to investors and underwriters during the year ended January 31, 1998, for delay in the effective date of the Company's stock trading.

For accounting purposes, Old Newgold has been treated as the acquirer (reverse acquisition). Accordingly, the historical financial statements prior to November 21, 1996 are those of Old Newgold. There were no assets or liabilities acquired in this transaction and there is no impact on the statement of operations.

In connection with the merger with WAC, the Company changed its fiscal year end from December 31, to January 31. As such, the financial statements for the period ended January 31, 1997, include thirteen months of activity.

NEWGOLD, INC.

NOTES TO THE FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued
Basis for Presentation - The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company's current plans are to suspend development and operation of the Relief Canyon Mine and to keep the mine on care and maintenance status until the Company receives additional funding. Currently, the Company's plans indicate that it will be unable to continue operating unless it receives significant additional funding. Management is exploring various means of raising additional capital. Strategic alternatives being considered include: (i) entering into an agreement to merge with another company, (ii) the sale of Company assets, (iii) the sale of Relief Canyon Mine to another entity to develop the mine, and (iv) conversion of certain debt to equity. There can be no assurance that the Company will be successful in its attempts to consummate one or more of these strategic alternatives. Failure to do so will necessitate that the Company curtail its plans and cease its operations. The financial statements do not include any adjustments that might result from the outcome of this uncetainity. (See Note
11).

Currency - The Company presents its financial statement information in United States dollars as all of its assets and operations are located in the United States.

Cash and Cash Equivalents - For financial statement purposes, the Company considers all highly liquid instruments with original maturities of 90 days or less to be cash equivalents.

Property and Equipment - Depreciation, depletion and amortization of mining properties, mine development costs and major plant facilities will be computed principally by the units-of-production method based on estimated proven and probable ore reserves. Proven and probable ore reserves reflect estimated quantities of ore which can be economically recovered in the future from known mineral deposits. Such estimates are based on current and projected costs and prices. Other equipment is depreciated using the straight-line method principally over the estimated useful life of seven years.

Exploration Costs - Exploration costs are expensed as incurred. All costs related to property acquisitions are capitalized.

Mine Development Costs - Mine development costs consist of all costs associated with bringing mines into production, to develop new ore bodies and to develop mine areas substantially in advance of current production. The decision to develop a mine is based on assessment of the commercial viability of the property and the availability of financing. Once the decision to proceed to development is made, development and other expenditures relating to the project will be deferred and carried at cost with the intention that these will be depleted by charges against earnings from future mining operations. No depreciation will be charged against the property until production commences. After a mine has been brought into production, any additional work on that property will be expensed as incurred, except for large development programs, which will be deferred and depleted.

NEWGOLD, INC.

NOTES TO THE FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued
Financing Costs - Financing costs, including interest, are capitalized when they arise from indebtedness incurred to finance development and construction activities on properties that are not yet subject to depreciation or depletion. Financing costs are charged against earnings from the time that mining operations commence. Capitalization is based upon the actual interest on debt specifically incurred or on the average borrowing rate for all other debt except where shares are issued to fund the cost of the project. As of January 31, 1998, an aggregate of $45,441 of interest has been capitalized.

Depreciation, Depletion and Amortization - Assets other than mining properties and mineral rights are depreciated using the straight-line method over their estimated useful lives. Capitalized development costs are amortized on the units of production method considering proven and probable reserves. Aircraft are depreciated ratable over their estimated total useful hours. Depreciation and depletion rates are subject to periodic review to ensure that asset costs are amortized over their useful lives.

Impairment - Mining projects and properties are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. If estimated future cash flows expected to result from the use of the mining project or property and its eventual disposition are less than the carrying amount, an impairment is recognized based on the estimated fair market value of the mining project or property. Fair value generally is based on the present value of estimated future net cash flows for each mining project or property, calculated using estimates of proven and probable mineable reserves, geological resources, future prices, operating costs, capital requirements and reclamation costs. A provision for impairment in the valuation of development costs and property, plant and equipment amounted to $3,311,672 for the year ended January 31, 1998 and was charged to operating expense. The remaining book value of the mine after the impairment write-down approximates the amount of the deferred revenue recognized upon the sale of the net smelter return royalty.

Management's estimates of future cash flows are subject to risks and uncertainties. Therefore, it is reasonably possible that changes could occur which may affect the recoverability of the Company's investment in mineral properties.

Reclamation Costs - Reclamation costs and related accrued liabilities, which are based on the Company's interpretation of current environmental and regulatory requirements, are accrued and expensed, upon determination.

Based on current environmental regulations and known reclamation requirements, management has included its best estimates of these obligations in its reclamation accruals. However, it is reasonably possible that the Company's best estimates of its ultimate reclamation liabilities could change as a result of changes in regulations or cost estimates.

Revenue Recognition - Revenues will be recognized when deliveries of gold are made. Deferred revenue represents non-refundable cash received in exchange for royalties on net smelter returns on the Relief Canyon Mine Mine. Deferred revenue will be amortized to earnings based on estimated production in accordance with the royalty agreement.

NEWGOLD, INC.

NOTES TO THE FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued
Income Taxes - The Company accounts for income taxes using the liability method, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the deferred tax assets are recorded to the extent management estimates that the future benefit will be realized.

Loss Per Share - Loss per share is calculated based on the weighted average number of common shares outstanding during each period.

Estimates, Risks and Uncertainties - The preparation of financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments - The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies.

The fair value of financial instruments classified as current assets or liabilities including cash and cash equivalents, receivables and accounts payable approximate carrying value due to the short-term maturity of the instruments. The fair value of notes payable approximates carrying value based on their effective interest rates compared to current market rates.

Recent Pronouncements - In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 128, earnings per share, which is effective for periods beginning after December 15, 1997. SFAS No. 128 has simplified the existing computational guidelines as well as revised the existing disclosure requirements. The Company adopted the provisions of SFAS No. 128 for the year ended January 31, 1998.

Statement of Financial Accounting Standards (SFAS) 129, "Disclosure of Information About Capital Structure", establishes standards for disclosure about an entity's capital structure including rights, liquidation preferences, participation and conversion features. The Company has adopted the provisions of this SFAS for the year ended January 31, 1998. The financial statements are unaffected by the implementation of this new standard.

Statement of Financial Accounting Standards (SFAS) 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company has adopted the provisions of this SFAS for the year ended January 31, 1998. Results of operations and financial position are unaffected by implementation of this new standard.

NEWGOLD, INC.

NOTES TO THE FINANCIAL STATEMENTS





1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued
Statement of Financial Accounting Standard (SFAS) 131, "Disclosure about Segments of a Business Enterprise", establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Because the Company considers its operations to be in one industry segment, this accounting pronouncement will not have an effect on the Company's financial statements.

Statement of Financial Accounting Standards (SFAS) 132, "Employers' Disclosure about Pensions and Other Post-retirement Benefits," revises standards for disclosures regarding pensions and other post-retirement benefits. It also requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. The Company has adopted the provisions of this SFAS for the year ended January 31, 1998. The financial statements are unaffected by the implementation of this new standard.

Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments as fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The Company has adopted the provisions of this SFAS for the year ended January 31, 1998. Because the Company has no derivatives, this accounting pronouncement has no effect on the Company's financial statements.

NEWGOLD, INC.

NOTES TO THE FINANCIAL STATEMENTS

2.    PROPERTY, PLANT AND EQUIPMENT
A summary of changes in property, plant and equipment and related accumulated depreciation accounts is as follows:

                                                 Machinery
                                                     &       Development   Capitalized
                                     Buildings   Equipment      Costs        Interest      Total
                                     ---------  ----------  -------------  -----------  ------------
Cost:
Balances at January 31, 1997         $ 215,510  $1,013,521  $  2,635,942   $   34,403   $  3,899,376
    Additions                              -0-      14,622       932,293       11,038        957,953
    Disposals, retirements and
         reclassifications                 -0-   (603,948)       (42,946)         -0-       (646,894)
    Impairment                                    (48,125)    (3,263,547)         -0-     (3,311,672)
                                     ---------  ----------  -------------  -----------  ------------

Balances at January 31, 1998           215,510     376,070       261,742       45,441        898,763
                                     =========  ==========  =============  ===========  ============

Accumulated depreciation:
Balances at January 31, 1997               -0-      25,561           -0-          -0-         25,561
    Depreciation and amortization          -0-      52,734           -0-          -0-         52,734
    Disposals, retirements and
         reclassifications                 -0-     (50,543)          -0-          -0-        (50,543)
                                     ---------  ----------  -------------  -----------  ------------

Balances at January 31, 1998               -0-      27,752           -0-          -0-         27,752
                                     =========  ==========  =============  ==============  =========

Property, plant and equipment,
    net, January 31, 1998:
    Relief Canyon Mine                 215,510     277,307       261,742       45,441        800,000
    Other                                  -0-      71,011           -0-          -0-         71,011
                                     ---------  ----------  -------------  -----------  ------------

Total Company                        $ 215,510  $  348,318  $    261,742   $   45,441   $    871,011
                                     =========  ==========  =============  ===========  ============


3.    NOTES PAYABLE TO INDIVIDUALS AND RELATED PARTIES
Unsecured notes payable to individuals and related parties consists of the following at January 31, 1998:

Loan was extended by a stockholder in June 1996 in the original amount of $215,000.  The note bears interest at 8% per year.
Full repayment was due September 30, 1996.  The Company is
in default with respect to this loan.                               $   105,000

Loan from individual.  The note bears interest at 10% per year.
The note is currently due.  The Company is in default with
respect to this loan.                                                   200,000

Loans were extended by an officer and significant stockholder for various amounts totaling $205,000 net of payments of $77,258 at
January 31, 1998. The notes bear interest at 8% per year. The note
is due on demand.                                                       127,742

NEWGOLD, INC.

NOTES TO THE FINANCIAL STATEMENTS

3. NOTES PAYABLE TO INDIVIDUALS AND RELATED PARTIES, Continued A judgement payable to an individual was rendered on October 23, 1997. The judgement accrues interest at 10% per year until paid.
The Company is in default with respect to this judgement.             250,000

Other non-interest bearing advances                                    19,500
                                                                   ----------
      Total notes payable to individuals and related parties       $  702,242
                                                                   ==========

The Company recorded $137,423 of interest expense in the current period. Interest of $11,038 and $14,089 was capitalized during the year ended January 31, 1998 and for the thirteen months ended January 31, 1997, respectively.


4.    LEASES
Except for the advance royalty and rent payments noted below, the Company is not obligated under any capital leases or noncancelable operating lease with initial or remaining lease terms in excess of one year as of January 31, 1998. However, minimum annual royalty payments are required to retain the lease rights to the Company's properties.

Relief Canyon Mine - The Company purchased the Relief Canyon Mine from J.D. Welsh Associates (Welsh) in January 1995. The mine consisted of 39 claims and a lease for access to an additional 800 acres contiguous to the claim. During 1997, the Company staked an additional 402 claims. Subsequent to January 31, 1998, the Company reduced the total claims to 50 (approximately 1,000 acres). As part of the original purchase of Relief Canyon Mine, Welsh assigned the lease from Santa Fe Gold Corporation (Santa Fe) to the Company. The lease granted Santa Fe the sole right of approval of transfer to any subsequent owner of the Relief Canyon Mine. Santa Fe had accepted lease and minimum royalty payments from the Company, but has declined to approve the transfer. Due to Welsh's inability to transfer the Santa Fe lease, the original purchase price of $500,000 for Relief Canyon Mine was reduced by $50,000 in 1996 to $450,000.

Subsequent to January 31, 1998, the lease was terminated by Santa Fe. Management believes loss of the Santa Fe lease will have no material adverse affect on the remaining operations of the mine or the financial position of the Company.

Mission Mine Property - The Company entered into a seven-year lease purchase of the Mission Mine property for an aggregate purchase price, of $3,500,000. The Mission Mine property is an inactive underground mining operation in California which includes, 22 unpatented mining claims on approximately 440 acres. This lease was cancelled during the year ended January 31, 1998. The terms of the lease assigned a $300,000 payment as the value of existing mine equipment. This was charged to loss on disposal of assets in the Statement of Operations for the year ended January 31, 1998.

NEWGOLD, INC.

NOTES TO THE FINANCIAL STATEMENTS

5.   INCOME TAXES
As of January 31, 1998 and 1997, the Company had net operating loss carryforwards of approximately $3,800,000 and $1,500,000, respectively, available to reduce future Federal taxable income which, if not used, will expire at various dates through January 31, 2013. Due to changes in the ownership of the Company, the utilization of these loss carryforwards may be subject to substantial annual limitations. Deferred tax assets (liabilities) are comprised of the following at January 31, 1998 and 1997:

                                                         January 31,     January 31,
                                                            1997            1998
                                                         ----------      ----------
   Deferred tax assets:
      Net operating loss carryforwards                   $  510,000      $1,330,000
      Deferred revenue                                      170,000         280,000
      Impairment of value on Relief Canyon Mine                 -0-       1,120,000
      Valuation allowance for deferred tax assets          (340,000)     (2,730,000)
                                                         ----------      ----------

               Net deferred tax assets                   $  340,000      $      -0-
                                                         ==========      ==========

   Deferred tax liabilitites:
      Net book value of property, plant and equipment      (340,000)            -0-
                                                         ----------      ----------

               Net deferred tax asset and liabilities    $      -0-      $      -0-
                                                         ==========      ==========

The net change in the total valuation allowance for the year ended January 31, 1998 and the thirteen months ended January 31, 1997 was $2,390,000 and $340,000, respectively. The valuation allowance is provided to reduce the deferred tax asset to a level which, more likely than not, will be realized. ( Delete The net deferred tax asset reflects management's estimate of the amount.)

The expected Federal income tax benefit, computed based on the Company's pre-tax losses at January 31, 1998 and the thirteen months ended January 31, 1997 and the statutory Federal income tax rate, is reconciled to the actual tax benefit reflected in the accompanying financial statements as follows:

                                                 January 31,     January 31,
                                                    1997            1998
                                                 ----------      ----------
   Expected tax benefit at statutory rates       $  613,000      $  975,000

   Decrease resulting from valuation allowance
      for benefits from net operating loss
      carryforwards and other                      (613,000)       (975,000)
                                                 ----------      ----------

               Total                             $      -0-      $      -0-
                                                 ==========      ==========


Previous to June 21, 1996, the stockholder of the Company elected under Internal Revenue Code Section 1362 to have the Company taxed as an S Corporation. As such, all Federal and substantially all State income tax attributes passed through the Company directly to the stockholder until that date.

NEWGOLD, INC.

NOTES TO THE FINANCIAL STATEMENTS

6.    STOCKHOLDERS' EQUITY
As discussed in Note 1, Newgold, Inc. and WAC merged to form the Company in November, 1996. Additionally, the following common stock transactions occurred during the year ended January 31, 1998 and the thirteen months ended January 31, 1997.

During January 1996, Edward Mackay exercised an option to purchase approximately 3,800,000 shares of common stock in exchange for a $50,000 note payable owed to Mr. Mackay and the title to the Washington Gulch Mine in Montana.

During June 1996, the Company completed a 67,684 to 1 stock split and issued additional shares bringing the total shares of common stock outstanding to 12,000,000. As part of this stock issuance, the Company issued 1,431,642 shares of common stock and paid $393,664 in exchange for $1,114,537 in participating notes payable. The addition of new stockholders resulted in a termination of the Company's election to be taxed under Sub-Chapter S of the Internal Revenue Code.

In November 1996, the Company merged with WAC to form a new publicly traded corporation called NEWGOLD, INC. (A Delaware Corporation). All of the outstanding shares of the Company's stock were exchanged for 305,709 shares of stock to creditors and shareholders and 5,135,130 shares of stock to investors and underwriters in NEWGOLD, INC. (A Delaware Corporation) in the ratio of 1:1.

In November 1996, an aggregate of 221,000 shares were issued to others in exchange for general and administrative services rendered valued at $221,000.

In November 1996, the Company sold 100,000 shares in exchange for $100,000 in cash to Repadre Capital Corporation.

During 1996, a joint venture was formed to develop the Relief Canyon Mine mining property. The joint venture terminated in December 1996 when the Company acquired its partner's share of the venture and was relieved of $623,000 in debt in exchange for $900,000 plus one million shares of common stock.

In the bankruptcy reorganization of WAC, all creditors were issued stock in settlement of accounts payable. Post petition creditors had the option of receiving cash in lieu of stock. Five creditors returned 25,242 shares to the Company, resulting in a charge to stockholders' deficit of $25,242.

On May 9, 1997, the Company issued 12,500 shares to a note holder of Newgold-Nevada in payment of a $5,000 note, which had originally been issued in exchange for an agreement to defer filing a judgement for collection of the $200,000 note.

NEWGOLD, INC.

NOTES TO THE FINANCIAL STATEMENTS

6.    STOCKHOLDERS' EQUITY, Continued
The Company's stock was approved by NASD for trading on July 7, 1997. On May 27, 1997, the investors in the WAC bankruptcy reorganization, which had been approved by the court on November 21, 1996, were issued a ten-percent bonus of 470,700 shares for the delay in trading. An additional 42,814 shares issued to the investment bankers for a total of 513,514 shares. A total of $205,000 was credited to stockholders' deficit for the transaction.

Repadre Capital Corp. exercised warrants to purchase 200,000 shares in October 1997 at $1.00 per share.


7.    COMMITMENTS, CONTINGENCIES AND UNCERTAINTIES
Environmental Obligations - The Company's mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. The Company strives to conduct its operations so as to protect the public health and environment and believes its operations are in compliance with all applicable laws and regulations. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations.

Reclamation Costs - The ultimate amount of reclamation obligations to be incurred is uncertain. The Company has on deposit cash bonds for Relief Canyon Mine and Washington Gulch of $50,500 and $206,000, respectively. At January 31, 1998, the Company had accrued reclamation costs of $50,500. There can be no assurances given that the estimate accurately reflects the actual costs of all reclamation activities that may be required.

Legal - The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate dispositions of these matters will not have a material adverse effect on the Company's financial position, results or operations or liquidity.


8.    RELATED PARTY TRANSACTIONS
Advances from Shareholders - As of January 31, 1997, the Company had made unsecured, non-interest bearing demand advances totaling $92,486 to A. Scott Dockter, President and Chairman of the Company. This balance was repaid during the year ended January 31, 1998. A. Scott Dockter loaned the Company an aggregate of $205,000 and was paid $77,258 during the year ended January 31, 1998. As of January 31, 1998, the net balance owing to A. Scott Dockter was $127,742. (Note 3) The advances are due on demand, unsecured and bear interest at 8% per annum.

Due to Affiliate - As of January 31, 1998 the Company owed $130,335 to Riverfront Development, Inc. for equipment purchases. Riverfront Development, Inc. is a related entity owned by A. Scott Dockter.

NEWGOLD, INC.

NOTES TO THE FINANCIAL STATEMENTS

8.    RELATED PARTY TRANSACTIONS, Continued
Purchase From Related Party - During the thirteen months ended January 31, 1997, the Company purchased the Washington Gulch mill site from Edward Mackay, a stockholder and former officer of the Company, in exchange for approximately 35% of the outstanding stock of the Company. During the thirteen months ended January 31, 1997, the Company also repaid $150,000 of loans from Mr.
Mackay.  The loans were unsecured, due on demand and non-interest bearing.

Note Payable to Stockholder - At January 31, 1998 the Company owed Calvin Lim, a stockholder and board member, $105,000. The Company is in default with respect to this loan.

Relief Canyon Mine - During 1996, Repadre Capital Corporation ("Repadre") purchased for $500,000 a net smelter return royalty (Repadre Royalty). Repadre was to receive a 1.5% royalty from production at each of the Relief Canyon Mine and Mission Mines. In July 1997, an additional $300,000 was paid by Repadre for an additional 1% royalty from the Relief Canyon Mine. In October, 1997, when the Mission Mine lease was terminated, Repadre exercised its option to transfer the Repadre Royalty solely to the Relief Canyon Mine resulting in a total 4% royalty. The total amount received of $800,000 has been recorded as deferred revenue in the accompanying financial statements.


9.    INVESTMENT BY CASMYN CORPORATION
In April 1996, the Company entered into a 50:50 joint venture with Casmyn Corporation (Casmyn), a public company based in Sparks, Nevada, for the development of the Relief Canyon Mine. Casmyn committed to contribute $1,398,000 for their 50% interest in the Venture. Newgold contributed their entire interest in Relief Canyon Mine to the Venture. As of September 30, 1996, Casmyn had contributed approximately $775,000 towards its 50% interest in the venture. On October 18, 1996, the Company repurchased Casmyn's 50% interest for $900,000 cash and 1,000,000 restricted shares of common stock, valued at $1 per share, and they released Casmyn from its remaining $623,000 obligation. At January 31, 1997, a loss on the buyout was recorded in the amount of $125,000. The Company capitalized the resulting $1,152,000 to property, plant and equipment of Relief Canyon Mine.


10.      SUPPLEMENTAL CASH FLOWS
Non-cash transactions for the year ended January 31, 1998, consist of the assigned value of common stock issued and returned in the amount of $184,758 which results from WAC creditors returning 25,242 shares of stock to the Company, 12,500 shares issued to a note holder in lieu of judgment being filed and a stock bonus in the amount of 205,000 shares issued due to a delay in stock trading.

Additionally, the Company executed a note payable in the amount of $250,000 in satisfaction of a judgment payable by the Company.

NEWGOLD, INC.

NOTES TO THE FINANCIAL STATEMENTS

11.      SUBSEQUENT EVENTS
In July 1998, the Company sold its interest in the Washington Gulch Mine and related reclamation bond for $185,000. The Company was also relieved of any future liability in connection with the Washington Gulch Mine.

On June 8, 1999 the Board of Directors approved a three-for-two stock split, to be effected in the form of a 50% stock dividend, payable to stockholders of record on June 10, 1999. The weighted average shares outstanding and the loss per share for the year ended January 31, 1998 and the thirteen months ended January 31, 1997 have been presented giving effect to this stock split.

On April 2, 1999, the Company issued a Letter of Intent to Business Web, Inc.
(BWI) to effect a reverse merger of Newgold, Inc. and BWI, with BWI being the acquiring corporation. A merger agreement, which has been approved by the Boards of Directors, will be submitted to the shareholders of both companies for their expected approval. Terms of the agreement provide for a 3 for 2 split of the Company's common stock. After the merger, the Company's shareholders will receive one share of BWI stock for each twelve shares of Newgold stock, representing approximately 14 percent of the outstanding shares of BWI.

BWI, a Texas corporation, is an Internet company specializing in the development of web sites for communities of like businesses and the development of e-trade shows on the internet for industries and professional organizations. As of July 1999, BWI has raised capital of approximately $8.6 million. Of this amount $500,000 has been loaned to the Company for payment of liabilities and current operating costs. It is anticipated that other liabilities of the Company will be settled with BWI stock and cash as required. Although no agreement has been negotiated, the Relief Canyon Mine is expected to be sold or transferred to another corporation and a portion of any funds raised by the Company will be committed to repay BWI for loans and other payments made for the benefit of the Company.

On May 15, 1999, the note payable due to an officer and significant stockholder was assigned by the stockholder to BWI in exchange for 200,000 shares of BWI common stock.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 15, 1999.

                                     NEWGOLD, INC.


                                     By: /s/Arthur Scott Dockter
                                         -------------------------------------
                                         Arthur Scott Dockter,
                                         President and Chief Executive Officer

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                       Title                                  Date

/s/ Robert W. Morris          Chief Financial Officer,        September 15, 1999
------------------------      Treasurer (Principal
Robert W. Morris              Financial Officer)




/s/ Arthur Scott Dockter      President, Chief Executive      September 15, 1999
------------------------      Officer, Director
Arthur Scott Dockter          (Principal Executive Officer)




/s/ John Mackay               Director                        September 15, 1999
------------------------
John Mackay



/s/ Calvin Lim                Director                        September 15, 1999
------------------------
Calvin Lim



/s/ Michael J. Morrison       Director                        September 15, 1999
--------------------------
Michael J. Morrison

                                INDEX TO EXHIBITS
Exhibit
  No.   Description of Exhibit
------- ----------------------

1.1     Merger Agreement With Business Web, Inc.

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

3.3     Bylaws of the Registrant.(2)

10.1    Contract of Sale between the Registrant and J.D. Welsh & Associates.(1)

10.2 Agreement for Lease/Purchase and Sale of Property between the Registrant, Joie Jamison and T.K.M. Corporation dated September 2, 1996.(1)

10.3 Office Building Lease between the Registrant and Duffel Financial and Construction Company dated May 20, 1996.(1)

10.4 Option to Purchase Forty (40%) Percent of Newgold, Inc. and Riverfront Development, Inc., between Edward Mackay and the Company (the "Option Agreement"). (3)

10.5 First Amendment to the Option to Purchase Newgold Inc., between the Registrant and Edward Mackay dated as of January 1, 1996 (the "Option Amendment"). (3)

10.6 Clarification Agreement (clarifying the Option and Option Amendment) between A. Scott Dockter, Edward Mackay, Gold Bug, and the Company dated effective as of June 18, 1996. (3)

10.7 Letter of Intent between the Registrant and Mirimar Mining Corporation dated October 8, 1996. (3)

10.8 Agreement and Plan of Merger by and between the Registrant and Newgold, Inc. dated August 1996. (3)

10.9 Promissory Note between the Company and A. Scott Dockter, dated April 2, 1997, for the principal amount of $100,000. (3)

10.10 Promissory Note between the Company and A. Scott Dockter, dated April 17, 1997, for the principal amount of $50,000. (3)

10.11 Promissory Note between the Company and A. Scott Dockter, dated April 30, 1997, for the principal amount of $20,000. (3)


10.12 Promissory Note between the Company and A. Scott Dockter, dated May 30, 1997, for the principal amount of $35,000. (3)

27.1    Financial Data Schedule.

-------------------------------------

(1) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB-40 for the fiscal year ended January 31, 1997 filed with the commission on June 30, 1997.

(3) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB-40 for the fiscal year ended January 31, 1996 filed with the Commission on January 22, 1997.

(2) Incorporated by reference to the Registrant's Registration Statement on Form SB-2 (File No. 33-49920) filed with the Commission on October 14, 1993.