Form 10QSB
period 1998-07-30
NEWGOLD INC
filed 1999-10-01
CIK 878808

U.S. Securities And Exchange Commission
                             Washington, D.C. 20549

                                   Form 10QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 1998

                         Commission file number 0-20722

                                  NEWGOLD, INC.


     (Exact name of small business issuer as specified in its charter)

      Delaware                                              16-1400479
 - - - - - - - - - -                                      - - - - - - - -
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                          Identification No.)

                    3090 Boeing Road, Cameron Park, CA 95682
         - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
                    (Address of principal executive offices)

                                 (530) 672-1116
                              - - - - - - - - - - -
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X
                                                             ---   ---

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes X ; No
                                               ---    ---

The number of shares of Common Stock outstanding as of January  31,  1998:
19,462,611
----------

Transitional Small Business Disclosure Format (check one): Yes    No X
                                                              ---   ---

PART I.   Financial Information.
          ----------------------

     1.   Interim Financial Statements (unaudited)

          Balance Sheet -
               July 31, 1998..................................................1

          Statements of Operations -
               Three months ended July 31, 1998 and July 31, 1997.............2

          Statements of Cash Flows -
               Three months ended July 31, 1998 and July 31, 1997.............3

          Notes to Financial Statements.......................................4

     2.   Management's Discussion and Analysis................................5

PART II.  Other information
          -----------------


          Signatures..........................................................8

                                  NEWGOLD, INC.

                                  Balance Sheet

                                   (Unaudited)

                                  July 31, 1998

                                     Assets

Cash and cash equivalents                                  $     87,617

Property, plant and equipment including undeveloped
       mineral properties of $800,000, net of $35,960
       accumulated depreciation                                 862,803
Reclamation bonds                                                50,500
Other assets                                                      2,579
                                                           ------------

           Total assets                                    $  1,003,499
                                                           ============


                      Liabilities and Stockholder's Equity

Current liabilities
     Accounts payable                                      $    435,462
     Accrued expenses                                           264,967
     Due to affiliate                                            64,810
     Notes payable to stockholders                              229,737
     Notes payable to individuals                               450,000
                                                           ------------

          Total current liabilities                           1,444,976

Other liabilities
     Accrued reclamation costs                                   50,500
     Deferred revenue                                           800,000
                                                           ------------

          Total other liabilities                               850,500

          Total liabilities                                   2,295,476

Stockholders' equity
     Common stock - Authorized 50,000,000 shares par
        value $0.001; 25,107,611 outstanding                     25,108
     Additional paid-in capital                               7,932,634
     Accumulated deficit                                     (9,249,719)
                                                           ------------

          Total stockholders' equity                         (1,291,977)
                                                           ------------

          Total liabilities and stockholders' equity       $  1,003,499
                                                           ============

                                  NEWGOLD, INC.

                            Statements of Operations

                                   (Unaudited)

                           For the three months ended

                                                      July 31            July 31
                                                       1998               1997
                                                  --------------     --------------
Sales
     Net sales                                    $       -          $       -
     Cost of sales                                        -                  -
                                                  --------------     --------------

          Gross Margin                                    -                  -

Operating expenses
     General and administrative expenses                117,297            504,248
     Exploration costs                                   45,613             74,467
                                                  --------------     --------------

             Total operating expenses                   162,910            578,715
                                                  --------------     --------------

             Loss from operations                      (162,910)          (578,715)

Other income (expense)
     Interest income                                                            41
     Gain (Loss) on sale of assets                      (21,000)
     Interest expense                                    (5,671)           (15,688)
                                                  --------------     --------------

            Total other expense                         (26,671)           (15,647)

Income tax provision                                      -                  -
                                                  --------------     --------------

Net loss                                          $    (189,581)     $    (594,362)
                                                  ==============     ==============

Loss per share                                    $      (0.008)     $      (0.032)
                                                  ==============     ==============

Weighted average number of shares outstanding        25,079,894         18,779,230
                                                  ==============     ==============

                                  NEWGOLD, INC.

                            Statements of Cash Flows

                                   (Unaudited)

                           For the three months ended

                                                                       July 31            July 31
                                                                        1998               1997
                                                                   --------------     --------------
Cash flows from operating activities
     Net loss                                                      $    (189,581)     $    (594,362)
                                                                   --------------     --------------
     Adjustments to reconcile net loss to net cash
      used in operating activities
          Depreciation                                                     3,321             22,088
          Value of common stock issued for expense                        61,500
     Changes in operating assets and liabilities
          Reclamation bonds                                              206,000
          Other assets                                                    (1,600)            10,408
          Accounts payable                                                (8,645)            12,348
          Accrued expenses                                                60,356            (23,748)
          Reclamation costs                                              (25,000)
          Due to affiliate                                               (12,323)
          Notes payable to stockholder                                   (16,404)
                                                                   --------------     --------------

          Total adjustments to net loss                                  267,205             21,096
                                                                   --------------     --------------

               Net cash provided (used) by operations                     77,624           (573,266)

Cash flows from investing activities
     Capital expenditures                                                                  (131,657)
                                                                   --------------     --------------

                    Net cash used in investing activities                                  (131,657)
                                                                   --------------     --------------

                     Net increase (decrease) in cash                      77,624           (704,923)

Cash and cash equivalents, beginning of period                             9,993            876,573
                                                                   --------------     --------------

Cash and cash equivalents, end of period                           $      87,617      $     171,650
                                                                   ==============     ==============

NOTES TO FINANCIAL STATEMENTS
-----------------------------

1. Preparation of Interim Financial Statements: The accompanying financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, the referenced financial statements reflect all normal and recurring adjustments necessary for a fair presentation of the results of operations and financial position for the interim periods presented. Operating results for the three month period ended July 31, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ended January 31, 1999.

2. Income Taxes: No income tax provisions have been made due to losses incurred. Deferred income tax benefits have been fully reserved due to the uncertainty of future realization.

3. Net (Loss) Per share: Net (loss) per share has been computed on the basis of the weighted average number of shares outstanding during the period. No options were outstanding at the end of the period.

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

5. The Company placed the Relief Canyon Mine, a developed exploration project, onto a care and maintenance status in December 1997. The Company estimates the annual cost of maintaining the mine in this status may be approximately $100,000. Included in this cost estimate are the annual BLM rent for the claims, sub-lease payments to Santa Fe Gold, water testing for Nevada Department of Environmental Protection, and costs of utilities and security at the site. Approximately $9,100 was charged to operations for the maintenance of Relief Canyon Mine in the quarter ended July 31, 1998.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          ------------------------------------

     Introduction.
     -------------

          Reference is made to Form 10-KSB as of January 31, 1998, which was filed October 1, 1999, which reports on the signing of a merger agreement between the Company and Business Web, Inc. as of July 26, 1999. This report discusses the effects of the merger, the financial plans for future operations and the risks associated therewith.

          The Company was engaged in the business of acquiring dormant, potential gold-producing properties located in the continental United States and developing such properties into commercial gold mining operation. The Company is the result of a merger (the "Merger") between Warehouse Auto Centers, Inc., a Delaware corporation ("WAC"), and Newgold, Inc., a Nevada corporation ("NGNV"), pursuant to a Plan of Reorganization (the "Plan") approved by the U.S. Bankruptcy Court for the Western District of New York, effective as of November 21, 1996. For accounting purposes, under the terms of the Merger, NGNV was treated as the acquirer.

Financial Plan of Operation for the Next Twelve Months.
-------------------------------------------------------
          As of July 31, 1998, the Company had $87,617 in cash and ($1,357,359) in working capital. The Washington Gulch mining property in Montana was sold for $185,000. This property had been carried for the amount of the cash reclamation bond of $206,000 and a loss on sale of assets of $21,000 was recognized. A reserve for reclamation of $25,000 was credited to Exploration costs for the quarter.

          The Relief Canyon Mine remains on care and maintenance status and incurred costs of approximately $9,100 for the quarter. Plans and assumptions relating to Relief Canyon indicate a requirement of approximately $1.5 million in funding to complete permitting and to resume operations and gold production at the Relief Canyon Mine.

          The Board of Directors approved on March 20, 1998 for the Company to investigate expanding its operations into industrial minerals as an alternate means of producing future revenue for the Company. The industrial minerals to be investigated by the Company include calcium bentonite, talc and pumice. The Company anticipates that production of industrial minerals would be through a wholly-owned subsidiary that Newgold, Inc. would create, thereby leaving Newgold, Inc. solely as a producer of precious metals. The Company would seek to raise $2.5 million to finance an industrial minerals operation that will include acquisition of currently permitted mineral property and construction of production facilities. Proposals will be submitted to the Board of Directors within the next thirty days for consideration and possible approval. One proposal to be submitted to the Board is for Riverfront Development Corporation, which is wholly-owned by Newgold's president, A. Scott Dockter, to be merged into a subsidiary of Newgold, Inc. in exchange for Newgold stock. An independent appraisal was completed of the Riverfront Development property and a fairness opinion was issued by Certified Valuation Analyst. The Riverfront property will be proposed as a site of production facilities for products derived from the industrial minerals. Costs of $14,170 were charged to general and administrative expenses in the quarter which relate to these proposals.

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

          The development of certain mineral and ore deposits could be affected by, among other things, labor disputes, delays in the receipt of or failure to receive necessary governmental permits or approvals, changes in U.S. or foreign laws or regulations or the interpretation, enforcement or implementation thereof, the failure of any of the Company's joint venture partners to perform as agreed under the relevant agreements or any termination of any such agreements, unanticipated ground and water conditions, the failure of equipment, processes or facilities to operate in accordance with specifications or expectations, or delays in the receipt of or the ability to obtain necessary financing.

          Future environmental costs and liabilities could be impacted by changes in U.S. or foreign laws or regulations or the interpretation, enforcement or implementation thereof and other factors beyond the control of the Company.

          For a more detailed discussion of the foregoing risks and uncertainties affecting the Company and its operations, see "Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995." and "Risk Factors" contained in Item 1 and 2 of the Company's annual Report on Form 10-KSB for the period ended January 31, 1998, as well as other filings made by the Company from time to time with the Securities and Exchange Commission. Many of these factors are beyond the Company's ability to control or predict. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly any forward-looking statements set forth in this discussion, whether as a result of new information, future events or otherwise.



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

          b) On January 28, 1997, the case of Stewart v. Newgold, a purported breach of contract for the purchase of the Cerro Gordo Mine in California, was filed in the Second Judicial District, Washoe County, Reno, Nevada. Plaintiff was unable to present clear title to the property and the Company was unable to clear title and refused to make additional payments stipulated under the contract. Plaintiff sought $40,000 in damages. The parties have reached an agreement for settlement totalling $20,000. The settlement was paid October 22, 1998.

          c) On April 25, 1997, the Company filed a declaratory relief action in the case of Newgold v. Wirsing, et al. in the Sacramento County Superior Court. Mr. Wirsing and his fellow defendant, Mr. Wong, are each alleging that they are the owners of a 10% share of the net profits interest from Relief Canyon. The Company filed the action to seek declaratory relief that Messrs. Wirsing and Wong's claim is without merit. Mr. Wong had filed a $100,000,000 mechanics lien on the Relief Canyon Mine. The Company believes that the use of a mechanics' lien is improper and that there is no merit in Messrs. Wirsing and Wong's claims. A motion for summary judgement filed by Messrs. Wirsing and Wong was denied by the Court in favor of the Company. The case was submitted to mandatory arbitration where again the decision was in favor of the Company.

ITEM 2.   Changes in Securities.
          ---------------------

               None.

ITEM 3.   Defaults on Senior Securities.
          -----------------------------

               None.

ITEM 4.   Matters Submitted to a Vote of Shareholders
          -------------------------------------------
               None.

ITEM 5.   Other Information.
          -----------------

               None.

ITEM 6.   Exhibits and Reports on Form 10-K.
          ---------------------------------
          a) Exhibits.
             --------

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

          (3) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB-40 for the fiscal year ended January 31, 1998 filed with the Commission on October 1, 1999


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto authorized.

NEWGOLD, INC.

/s/ A. Scott Dockter                         Date:    July 31, 1999
--------------------                                  -------------
A. Scott Dockter
Chief Executive Officer

/s/ Robert W. Morris                         Date:    July 31, 1999
--------------------                                  -------------
Robert W. Morris
Chief Financial Officer