Form 10QSB
period 1998-10-31
NEWGOLD INC
filed 1999-10-01
CIK 878808

U.S. Securities And Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 31, 1998

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

                    3090 Boeing Road, Cameron Park, CA 95682
                    -----------------------------------------
                    (Address of principal executive offices)

                                 (530) 672-1116
                                 --------------
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

         Balance Sheet -
                  October 31, 1998............................................1

         Statements of Operations -
                  Three months ended October 31, 1998 and October 31, 1997....2

         Statements of Cash Flows -
                  Three months ended October 31, 1998 and October 31, 1997....3

         Notes to Financial Statements........................................4

     2.  Management's Discussion and Analysis.................................5

PART II. Other information

         Signatures...........................................................8

                                  NEWGOLD, INC.

                                  Balance Sheet

                                October 31, 1998

                                   (Unaudited)

                                     Assets

Cash and cash equivalents                                  $      1,644

Property, plant and equipment including undeveloped
     mineral properties of $800,000, net of $41,034
     accumulated depreciation                                   857,729
Reclamation bonds                                                50,500
Other assets                                                     12,579
                                                           ------------

          Total assets                                     $    922,452
                                                           ============


                      Liabilities and Stockholder's Equity

Current liabilities
     Accounts payable                                      $    408,306
     Accrued expenses                                           385,796
     Due to affiliate                                            72,862
     Notes payable to stockholders                              231,028
     Notes payable to individuals                               462,500
                                                           ------------
          Total current liabilities                           1,560,492

Other Liabilities
    Accrued reclamation costs                                    50,500
    Deferred revenue                                            800,000
                                                           ------------
          Total other liabilities                               850,500
                                                           ------------

          Total liabilities                                   2,410,992

Stockholders' equity
     Common stock - Authorized 50,000,000 shares par
         value $0.001; 25,244,588 shares outstanding             25,245
     Additional paid-in capital                               7,932,497
     Accumulated deficit                                     (9,446,282)
                                                           ------------

          Total stockholders' equity                         (1,488,540)
                                                           ------------

          Total liabilities and stockholders' equity       $    922,452
                                                           ============

                                  NEWGOLD, INC.

                            Statements of Operations

                                   (Unaudited)

                           For the three months ended

                                                    October 31         October 31
                                                       1998               1997
                                                  --------------     --------------
Sales
     Net sales                                    $       -          $        -
     Cost of sales                                        -                   -
                                                  --------------     --------------

                   Gross Margin                           -                   -

Operating expenses
     General and administrative expenses                125,119            313,736
     Exploration costs                                   14,882             48,173
                                                  --------------     --------------

                   Total operating expenses             140,001            361,909
                                                  --------------     --------------

                   Loss from operations                (140,001)          (361,909)

Other income (expense)
     Interest income
     Other income (loss)                                  -
     Loss on disposal of assets                           -               (151,171)
     Interest expense                                   (56,563)            (9,917)
                                                  --------------     --------------

                   Total other expense                  (56,563)          (161,088)

Income tax provision                                      -                  -
                                                  --------------     --------------

Net loss                                          $    (196,564)     $    (522,997)
                                                  ==============     ==============

Loss per share                                    $      (0.008)     $      (0.028)
                                                  ==============     ==============

Weighted average number of shares outstanding        24,942,611         18,961,839
                                                  ==============     ==============


                                  NEWGOLD, INC.

                            Statements of Cash Flows

                                   (Unaudited)

                           For the three months ended

                                                                     October 31         October 31
                                                                        1998               1997
                                                                   --------------     --------------
Cash flows from operating activities
     Net loss                                                      $    (196,564)     $    (522,997)
                                                                   --------------     --------------
     Adjustments to reconcile net loss to net cash
          used in operating activities
                  Depreciation                                             5,074              9,051
     Changes in operating assets and liabilities
                  Other assets                                           (10,000)             3,454
                  Accounts payable                                       (27,155)            83,179
                  Accrued expenses                                       120,829             33,007
                  Due to affiliate                                         8,052
                  Notes payable to stockholders                           13,791
                                                                   --------------     --------------

                          Total adjustments to net loss                  110,591            128,691
                                                                   --------------     --------------

                          Net cash provided (used) by operations         (85,973)          (394,306)

Cash flows from investing activities
     Capital expenditures                                                  -               (131,657)
                                                                   --------------     --------------

                          Net cash used in investing activities            -               (131,657)
                                                                   --------------     --------------

                           Net increase (decrease) in cash               (85,973)          (525,963)

Cash and cash equivalents, beginning of period                            87,617            876,573
                                                                   --------------     --------------

Cash and cash equivalents, end of period                           $       1,644      $     350,610
                                                                   ==============     ==============


NOTES TO FINANCIAL STATEMENTS
-----------------------------

1. Preparation of Interim Financial Statements: The accompanying financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, the referenced financial statements reflect all normal and recurring adjustments necessary for a fair presentation of the results of operations and financial position for the interim periods presented. Operating results for the three month period ended October 31, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ended January 31, 1999.

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

5. The Company placed the Relief Canyon Mine, a developed exploration project, on care and maintenance in December 1997. The Company estimates the annual cost of maintaining the mine in this status may be approximately $100,000. Included in this cost estimate are the annual BLM rent for the claims, sub-lease payments to Santa Fe Gold, water testing for Nevada Department of Environmental Protection, and costs of utilities and security at the site. Charges care and maintenance of Relief Canyon Mine in the quarter ended October 31, 1998 were approximately $21,900 less a credit of $7,000 for equipment disposals. The charges included BLM and Santa Fe rents of $20,193.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------

     Introduction.
     -------------
            Reference is made to Form 10-KSB as of January 31, 1998, which was filed October 1, 1999, which reports on the signing of a meger agreement between the Company and Business Web, Inc as of July 26, 1999. This report discusses the effects of the merger, the financial plans for future operations and the risks associated therewith.

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

     Financial Plan of Operation for the Next Twelve Months.
     -------------------------------------------------------
            As of October 31, 1998, the Company had $1,644 in cash and ($1,558,848) in working capital. If the Company were to bring the Relief Canyon Mine off care and maintenance status, plans and assumptions relating to operations would require approximately $1.5 million in additional funding to complete permitting and to resume operations and gold production at the Relief Canyon Mine.

            The Board of Directors previously approved for the Company to investigate expansion of its operations into industrial minerals as an alternate means of producing future revenue for the Company. The industrial minerals currently being investigated by the Company include calcium bentonite, talc and pumice. The Company anticipates that production of industrial minerals would be through a wholly-owned subsidiary that Newgold, Inc. has created, thereby leaving Newgold, Inc. solely as a producer of precious metals. The Company is seeking to raise $2.5 million to finance an industrial minerals operation that will include acquisition of currently permitted mineral property and construction of production facilities. To date no funds to develop alternate revenues for the Company through the production of industrial minerals are available.

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

            On August 14, 1998, the Board Of Directors accepted the resignation of Bradley S. Slattery as Secretary of the Company and appointed Michael M. Kessler as Secretary. General and Administrative expenses of approximately $125,120 include an accrual of $64,500 for officers' salaries of which $13,405 was paid.







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

         c) On April 25, 1997, the Company filed a declaratory relief action in the case of Newgold v. Wirsing, et al. in the Sacramento County Superior Court. Mr. Wirsing and his fellow defendant, Mr. Wong, are each alleging that they are the owners of a 10% share of the net profits interest from Relief Canyon. The Company filed the action to seek declaratory relief that Messrs. Wirsing and Wong's claim is without merit. Mr. Wong had filed a $100,000,000 mechanics lien on the Relief Canyon Mine. The Company believes that the use of a mechanics' lien is improper and that there is no merit in Messrs. Wirsing and Wong's claims. A motion for summary judgement filed by Messrs. Wirsing and Wong was denied by the Court in favor of the Company. The case was submitted to manadatory arbitration where again the decision was in favor of the Company.

ITEM 2.  Changes in Securities.
         ---------------------

         None.

ITEM 3.  Defaults on Senior Securities.
         -----------------------------

         None.


ITEM 4.  Matters Submitted to a Vote of Shareholders.
         --------------------------------------------

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

         (3) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB-40 for the fiscal year ended January 31, 1998 filed with the Commission on October 1, 1999.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto authorized.

NEWGOLD, INC.

/s/ A. Scott Dockter                                       Date: August 23, 1999
--------------------                                             ---------------
A. Scott Dockter
Chief Executive Officer

/s/ Robert W. Morris                                       Date: August 23, 1999
--------------------                                             ---------------
Robert W. Morris
Chief Financial Officer