Form 10KSB
period 1999-01-31
NEWGOLD INC
filed 1999-10-01
CIK 878808

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

Number of shares of Common Stock outstanding as of July 31, 1999: 37,866,882

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

         For financial information regarding the Company, see "Item 7: Financial Statements And Supplementary Data."

         The Company's capital requirements have been and will continue to be significant. The Company has recorded no revenues from mining operations to date. The Company had been dependent primarily upon the private placements of its common stock and loans from its shareholders. The Company anticipates, based on its current plans and assumptions, that it will be unable to raise sufficient proceeds from any private placements of the Company's equity securities or borrowings, and planned revenues will not be sufficient to satisfy the Company's contemplated cash requirements. In the event the Merger is not approved by the shareholders of both companies, then the Company will be required to raise additional funds immediately. If the Company is unable to obtain additional financing, the Company will have to cease operations. Any additional equity financing, if available, may involve substantial dilution to the Company's existing shareholders. The Company's independent accountants have included an explanatory paragraph in their report dated July 20, 1999, on the Company's financial statements for the years ended January 31, 1999, indicating substantial doubt about the Company's ability to continue as a going concern. If the shareholders of the Company and Business Web, Inc. vote to approve the merger as discussed under Item 6, the Company will be required to divest itself of its mining property pursuant to the terms of the Merger Agreement. However if the merger is not approved by the shareholders of both companies, then the Company will have to other recourse than to seek protection of the Federal Bankruptcy Courts.

BUSINESS WEB, INC.

         BWI was incorporated in the state of Texas on October 1, 1998. BWI was formed to provide Internet services of web site development, web site move-in and support, and online Internet tradeshows with exhibitors under one roof in a virtual exhibition hall. BWI has signed a contract to acquire the assets of Netgate Medical, Inc. With the addition of this technology, BWI will be able to offer secure Intranet and Extranet communications without the need for additional networking software. The established Netgate operation currently provides service to thirty healthcare entities and thousands of networked physicians, pharmacist, hospitals and pharmaceutical companies. BWI has signed contracts to provide their core "web creation services" to Netopia, Inc., Xoom, Inc. and Bell South.


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

         On January 10, 1995, the former NGNV purchased the mine from Welsh for $500,000. The mine at that time consisted of 39 unpatented lode mining claims, an empty building except for three carbon tanks and a boiler for carbon strip solution, four detoxified leach pads, a preg pond for gold bearing solution, a barren pond for solution from which gold had been removed, water rights, and various permits. From acquisition through November 1997, the Company refurbished the processing facilities by the purchase and installation of all equipment required to process the gold bearing leach solution when the mine was returned to production.

         There also was a sub-lease (the "Santa Fe Lease") to fee simple real property entered into between Welsh and Santa Fe Gold Company, which has merged with Newmont Gold Company ("Santa Fe"). Welsh assigned the Santa Fe Lease to the Company at its base annual lease payment of $12,500, plus an advance royalty payment of a similar amount. The Santa Fe Lease required that Santa Fe consent to any assignment. Santa Fe never consented formally to the assignment. Santa Fe previously had accepted the Company's lease and royalty payments and it is the Company's position that such acceptance constituted consent. Subsequent to the signing of the contract for sale, the parties reduced the amount due Welsh to $450,000 because of Welsh's inability to secure Santa Fe's acceptance of assignment of the Santa Fe Lease.

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

Mining Operations

        At the Relief Canyon Mine, the Company has placed its mine development operations on hold and has placed the mine into a care and maintenance status. The Company now has two experienced personnel in place at the mine site. The personnel currently are lowering the water levels of the preg and barren ponds under a plan approved and monitored by the Nevada Department of Environmental Protection (NDEP). Prior to suspending operations in November 1997, the mining facilities to recover gold from ore were completed by the Company with the exception of an upgrade to leach pad four, which has been approved by NDEP.

        The Company sold its full right, title and interest and all associated liabilities in the Montana property known as the "Washington Gulch Mine" in July of 1998 for $185,000.

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

         Moreover, the Clean Air Act, as recently amended, mandates the establishment of a fderal air permitting program, identifies a list of hazardous air pollutants, including various metals and cyanide, and establishes new enforcement authority. The EPA has published final regulations establishing the minimum elements of state operating permit programs. The states had until November 15, 1993 to submit their permit programs to the EPA for review and approval. Until the state regulations are promulgated and approved by the EPA, the full impact of the new regulations on the Company cannot accurately be predicted.

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

Limited Relevant Operating History; Significant Operating Losses; Accumulated Deficit

         The Company had been engaged primarily in exploration and development of its mines and has had minimal revenues. Accordingly, the Company has had a limited relevant operating history upon which an evaluation of its prospects can be made. Such prospects must be considered in light of the risks, expenses and difficulties frequently encountered in the establishment of a new business in the mining industry, which is a continually evolving industry characterized by an increasing number of market entrants and intense competition, as well as the risks, expenses and difficulties encountered in the commercialization of new mines. As of January 31, 1999, the Company had an accumulated deficit of approximately $9,629,000. Since such date, additional losses have been incurred. While the Company's monthly operating expenses have decreased, expenses can be expected to continue in the future in connection with the Company's efforts to keep the Relief Canyon Mine in a care and maintenance status. Accordingly, it is anticipated that the Company will continue to incur losses until it is able to dispose of the Relief Canyon Mine. There can be no assurance that the Company will be successful in disposal of the mine or the related costs of reclamation of the mine site.

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

         b) On January 28, 1997, the case of Stewart v. Newgold, a purported breach of contract for the purchase of the Cerro Gordo Mine, in California, was filed in the Second Judicial District, Washoe County, Reno Nevada. Plaintiff was unable to present clear title to the property and the Company was unable to clear title and refused to make additional payments called for under the contract. Plaintiff was seeking $40,000 in damages. This case was settled for $20,000.Under the terms of the Settlement the Company stipulated to the issuance of a judgment against it in the amount of $20,000. The Company paid this judgment on October 21, 1998.

         c) On April 25, 1997, the Company filed a declaratory relief action in the case of Newgold v. Wirsing, et al. in the Sacramento County Superior Court. Mr. Wirsing and his fellow defendant, Mr. Wong, were each alleging that they were the owners of a 10% share of the net profits interest from Relief Canyon. The Company filed the action to seek declaratory relief that Messrs. Wirsing and Wong's claim was without merit. Mr. Wong filed a $100,000,000 mechanics lien on the Relief Canyon Mine. The Company believed that the use of a mechanics' lien was improper and that there was no merit in Messrs. Wirsing and Wong's claims. This matter was settled by the parties for an issuance of an additional 25,000 shares of the Company's common stock. Said stock is restricted and the settlement agreement gave no registration rights to the defendants.

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

ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

        The Company was engaged primarily in the exploration and development of mining properties. The Company is the result of a merger between a Chapter 11 bankrupt shell, Warehouse Auto Centers, Inc. (WAC) and Newgold, Inc., a Nevada Corporation, (NGNV) pursuant to a Plan of reorganization approved by the U.S. Bankruptcy Court as of November 21, 1996. For accounting purposes, under the terms of the Merger, NGNV was treated as the acquirer. Accordingly, the historical financial statements prior to November 21, 1996 are those of NGNV and do not reflect any financial information of WAC as a separate entity. In addition, under the terms of the Merger, NGNV's fiscal year was changed from December 31 to January 31. Hence, the comparative financial information is for thirteen months ended January 31, 1997 and 12 months for the year ended January 31, 1998 and January 31, 1999.

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

Financial Condition of the Company as of January 31, 1999

        As of January 31, 1999, the Company had $886 in cash and a negative working capital of $1,763,642. If the Company were to attempt to continue pursuing mining operations, the Company would require approximately $4.3 million in additional working capital. Since January 1998, the Company has pursued several possible funding opportunities, including the sales of royalties on other gold properties and on industrial minerals being considered for acquisition. However, the Company acquired none of these properties. The Company continues its efforts to obtain funding, but has no current commitments for funding operations. There can be no assurance that any of such opportunities will result in actual funding or that additional financing will be available when needed, on commercially reasonable terms, or at all. As the Company has been unable to obtain additional financing, it was required to curtail its development plans in November 1997 and cease operations except for care and maintenance of the Relief Canyon Mine. The Company's independent accountants have included an explanatory paragraph in their report on the Company's financial statements for the year ended January 31, 1999, indicating substantial doubt about the Company's ability to continue as a going concern.

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

         Upon consummation of the Merger, the Company will be renamed "Comercis, Inc." The Company will be managed by a management team composed of members of the Company's and BWI's current senior management, with Mr. Chris M. Meaux, BWI's co-founder and Chief Executive Officer, assuming the duties of Chief Executive Officer of the combined entity. Michael M. Kessler, the Company's Secretary and Corporate Counsel will have already joined BWI as its Corporate Counsel and will retain that position in the Surviving Company. Mr. Robert Morris, the Company's current Chief Financial Officer has assumed the position of Acting Chief Financial Officer and Controller of BWI and will assume the position of Controller in the Surviving Company when the Surviving Company finishes its search for a new Chief Financial Officer. In addition, the remaining operations of the combined entity will be performed by current BWI personnel in BWI's facilities.

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

         To date, BWI has raised capital of approximately $8.6 million. Of this amount $500,000 has been loaned to Newgold for payment of liabilities and current operating costs. Under the terms of the Merger Agreement the Company is to sell the Relief Canyon Mine and the funds received by the Company will be used to repay BWI, for any amounts of money loaned to the Company and in the event that excess funds are received these funds will be reinvested into the Surviving Company.

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

BWI ANTICIPATES THAT IT WILL INCUR CONTINUED LOSSES FOR THE FORSEEABLE FUTURE

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


THERE IS INTENSE COMPETITION FOR THE INTERNET PRODUCTS AND SERVICES THAT BWI OFFERS

         Competition for the Internet products and services, which BWI offers in commerce is intense. BWI expects that competition will continue to intensify. Barriers to entry are minimal, and competitors can launch new Web sites at a relatively low cost. While BWI believes there are no companies offering all of the services that BWI offers, especially with the addition of the Netgate technology, there are several companies that offer competitive vertical trade communities. BWI expects that additional companies will offer competing vertical trade communities on a standalone or portfolio basis.

         Additionally, BWI's competitors may develop Internet products or services that are superior to, or have greater market acceptance than, its solutions. If BWI is unable to compete successfully against its competitors, its business, financial condition and operating results will be affected adversely.

         Many of BWI's competitors have greater brand recognition and greater financial, marketing and other resources than BWI This may place BWI at a disadvantage in responding to BWI's competitors' pricing strategies, technological advances, advertising campaigns, strategic partnerships and other initiatives.

CONCERNS REGARDING SECURITY OF TRANSACTIONS AND TRANSMITTING CONFIDENTIAL INFORMATION OVER THE INTERNET MAY NEGATIVELY IMPACT OUR ELECTRONIC COMMERCE BUSINESS

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

         Despite the measures BWI has taken, BWI's infrastructure potentially is vulnerable to physical or electronic break-ins, viruses or similar problems. If a person circumvents BWI's security measures, they could misappropriate proprietary information or cause interruptions in BWI's operations. Security breaches that result in access to confidential information could damage BWI's reputation and expose BWI to a risk of loss or liability. BWI may be required to make significant investments and efforts to protect against or remedy security breaches. Additionally, as electronic commerce becomes more prevalent (and consequently becomes one of the foci of BWI's development of direct marketing products), BWI's customers will become more concerned about security. If BWI does not adequately address these concerns, this could materially adversely affect its business, financial condition and operating results.

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

         As traffic to the Company's web site and the web sites created for its clients and the vertical trade communities created continues to increase, BWI must expand and upgrade its technology, transaction processing systems and network hardware and software. BWI may not be able to project accurately the rate of increased use. In addition, BWI may not be able to expand and upgrade its systems and network hardware and software capabilities quickly enough to accommodate increased use of its services and created vertical communities. If BWI does not upgrade appropriately its systems and network hardware and software, BWI's business, financial condition and operating results will be affected materially and adversely.

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

         BWI believes that the Company's success will depend on continued employment of the current senior management team and key technical personnel. If one or more members of the senior management team were unable or unwilling to continue in their present positions, the business, financial condition and operating results of BWI could be affected materially and adversely. Most of senior management do not have employment agreements. BWI carries key person life insurance on certain, but not on all, of its senior management personnel.

         BWI's success also depends on having a highly trained sales force and telesales group. BWI's telesales group was formed recently. The Company will need to continue to hire additional personnel as its business grows. A shortage in the number of trained salespeople could limit its ability to increase sales in its existing markets and to sell as it launches new and improved services.

         BWI plans to expand its employee base to manage the Company's anticipated growth. Competition for personnel, particularly for employees with technical expertise, is intense. BWI's business, financial condition and operating results will be affected materially and adversely if it cannot hire and retain suitable personnel.


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

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT
OF 1995

         Statements in this report, including the exhibits, contain forward-looking statements and information relating to the Company that are based on the beliefs of management, as well as assumptions made by and information currently available to management. Forward-looking statements include statements preceded by the words "anticipate," "believe," "estimate," "expect," "indicate," "intend," "will," and similar expressions. The purpose of this cautionary statement is to identify certain important factors and assumptions on which such forward-looking statements may be based or which could cause actual results to differ materially from those expressed in the forward-looking statements. The important factors and assumptions set forth below should be read in conjunction with the items contained under the heading "RISK FACTORS."

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

RESULTS OF OPERATIONS

        Year Ended January 31, 1999 as Compared to Year Ended January 31, 1998

        For the year ended January 31, 1999, operating expenses, which consist of general and administrative expenses, exploration costs and other operating charges were approximately $661,700 as compared to approximately $5,422,900 for the year ended January 31, 1998.

        As the Company had placed Relief Canyon Mine on care and maintenance and had no plan for placing the mine into production, the Company recorded a provision of approximately $3,311,700 as a loss on impairment of assets for the year ended January 31, 1998.

        Exploration and evaluation expenses for the year ended January 31, 1999 were $153,064 as compared to exploration expenses of $515,050 for year ended January 31, 1998. The Company incurred $85,117 in care and maintenance expense for Relief Canyon. A credit of $25,000 for the reclamation reserve for Washington Gulch Mine, which was sold in July 1998, partially offset expense recorded for options and geological surveys of other mining properties of $92,800. This expense amount included $55,000 for an option payment on a bentonite mine that was recorded in exchange for 125,000 shares of Company common stock.

        General and administrative expenses were $508,603 for the year ended January 31, 1999 versus $1,596,160 for the year ended January 31, 1998. Officer salaries for the year ended January 31, 1999 were $265,750 versus $189,833 for the year ended January 31, 1998. Of the amount for 1999, $246,470 represented accrued salaries as of January 31, 1999 of which $150,000 will be exchanged for BWI stock in the merger. Legal and professional expenses for the year ended January 31, 1999 were $19,238, and included $13,060 related to the audits and SEC filings of the Company. Legal and professional expenses for the year ended January 31, 1998 were $223,281 and included $155,975 related to the initial audits and SEC filings for the Company.

        Liquidity and Capital Resources

        The Company had financed most of its operations principally through private placements of the Company's common stock. In the Statements of Cash Flows for the year ended January 31, 1998, Repadre exercised warrants for the purchase of 200,000 of Common Stock for an aggregate consideration of $200,000 in a private placement in July 1998.

        In the Statement of Cash Flows for the year ended January 31, 1999, the Company issued in April 1998, 5,616,977 shares to investors and brokers who had contributed $548,000 from a Regulation S offering at $.10 per share. Approximately $229,000 was distributed by the investment banker directly to lien holders of Relief Canyon Mine and approximately $62,000 was distributed in commissions and fees. The balance of approximately $257,000 was remitted to the Company for operating expenses.

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

        On April 2, 1999, the Company issued a Letter of Intent to BWI to effect a merger of the two companies. To date, BWI has raised capital of approximately $8.6 million. Of this amount $500,000 was loaned to Newgold for payment of operating costs incurred prior to July 31, 1999.

        In June 1999, the Company declared a stock dividend of 3 shares for 2 as of June 17, 1999 to shareholders of record as of June 10, 1999. This dividend increased the outstanding shares as of June 17, 1999 to 37,866,882.

ITEM 7:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

        See pages F-1 through F-16.


ITEM 8:  CHANGES  IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

        On September 3, 1998 the Company's auditors KPMG Peat Marwick LLP withdrew as the auditors for the Company.

        On April 28, 1999, the Company appointed the firm of Burnett Umphress & Company, LLP as the Company's new auditors.

                                    PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
--------------------------------------------------------------------------------
WITH SECTION 16(a) OF THE EXCHANGE ACT
--------------------------------------

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

Name                            Age       Position(s) (1)
----                            ---       ---------------
A. Scott Dockter                43        President, Director and CEO

Calvin Lim                      42        Director

John Mackay                     50        Director

Michael J. Morrison, Esq.       53        Director

Robert W. Morris                59        Treasurer/ Chief Financial Officer

Michael M. Kessler              43        Secretary/ Corporate Counsel

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

        Summary Compensation Table

                                                                Other Annual               All Other
        Name and                    Period    Salary   Bonus      Compen-       Options     Compen-
        Principal Position          Ended       ($)     ($)       sation($)    (In shares)  sation($)
        ------------------------    -------   ------   -------   -----------   ----------  ----------
        Arthur Scott Dockter        1/31/99     --        --         --             --        --
        Chief Executive             1/31/98     --        --         --             --        --
        Officer, President          1/31/97   45,000   229,651       --             --        --
                                    12/31/96    --        --         --             --        --


Options

        No stock options were granted to the directors, officers or employees of the Company during 1998 and 1999.

        Employment Contracts

         Mr. Dockter, Mr. Morris and Mr. Kessler had entered into employment contracts with the Company. The contracts were due to expire on of January 31, 2000. Under the terms of the Merger Agreement, all three individuals' contracts were cancelled as of the date of the signing of the Merger agreement. Whereupon, Messrs. Dockter, Morris, and Kessler be came at-will employees of the Company.

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

         Mr. Dockter continues to be President and Chief Executive Officer of the Company on an at-will basis. Mr. Dockter will step down from this position upon the completion of the Merger.

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

        The table below sets forth certain information as of July 31, 1999 (the "Reference Date") with respect to the beneficial ownership of (i) each person who beneficially owns more than 5% of the outstanding shares of Common Stock,
(ii) each director, (iii) the named executive officer and (iv) all officers and directors as a group. Except as otherwise indicated below, the address for each such person is: c/o Newgold, Inc., P.O. Box 4155, El Dorado Hills, CA., 95762-0013.

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


*  Less than 1%

(1) After 3:2 split in common stock effective June 17, 1999.

(2) Percentage figures based on 37,866,882 shares of Common Stock outstanding on the Reference Date.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

        On June 30, 1995, the Company purchased machinery and equipment from Riverfront Development Corporation, of which Mr. Dockter is president and sole shareholder and Mr. Morris was chief financial officer, for the purchase price of $250,000. As of the date of this Report, the Company owes Riverfront Development Corporation approximately $130,335 relating to the purchase.

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

        On April 2, 1997, Mr. Dockter loaned $100,000 to the Company at 8% per annum, due and payable on demand. As of January 31, 1999, this loan has been repaid.

        On April 17, 1997, Mr. Dockter loaned $50,000 to the Company at 8% per annum, due and payable on demand. As of January 31, 1999, $11,888 has been repaid on this loan.

        On April 30, 1997, Mr. Dockter loaned $20,000 to the Company at 8% per annum, due and payable on demand. As of this Report, no payments have been paid on this loan.

        On May 30, 1997, Mr. Dockter loaned $35,000 to the Company at 8% per annum, due and payable on demand. As of January 31, 1999, no payments have been made on this loan.

        On December 24, 1998, Mr. Dockter loaned $24,000 to the Company at 8% per annum, due and payable on demand. As of January 31, 1999, no payments have been made on this loan.

        At January 31, 1999 the balance due to Mr. Dockter was $117,112.

        The total interest accrued as of this Report on the above loans is $10,568. None of the accrued interest has been paid to Mr. Dockter.

        As of January 31, 1999, there is accrued, but unpaid salary of $150,000 due Mr. Dockter.

ITEM 13:  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

A.      Exhibits. The following exhibits are filed herewith:
        --------

        Exhibit
          No.     Description of Exhibit
        -------   ----------------------

        1.1       Merger Agreement With Business Web, Inc.  (4)

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

        10.9 Promissory Note between the Company and A. Scott Dockter, dated April 2, 1997, for the principal amount of $100,000.

        10.10 Promissory Note between the Company and A. Scott Dockter, dated April 17, 1997, for the principal amount of $50,000. (3)

        10.11 Promissory Note between the Company and A. Scott Dockter, dated April 30, 1997, for the principal amount of $20,000. (3)

        10.12 Promissory Note between the Company and A. Scott Dockter, dated May 30, 1997, for the principal amount of $35,000. (3)

        10.13 Promissory Note between the Company and A. Scott Dockter, dated December 24, 1997, for the principal amount of $24,000.

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

(4) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB-40 for the fiscal year ended January 31, 1998 filed with the Commission on October 1, 1999.

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


INDEX TO FINANCIAL STATEMENTS

Report of Burnett, Umphress & Company, LLP...................................................F-1

Balance Sheet as of January 31, 1999.........................................................F-2

Statements of Operations for the years ended January 31, 1998 and 1999 ......................F-3

Statements of Stockholders' Deficit for the years ended January 31, 1998 and 1999 ...........F-4

Statements of Cash Flows for the years ended January 31, 1998 and 1999 ......................F-5

Notes to Financial Statements........................................................F-6 to F-16


To the Board of Directors
NEWGOLD, INC.
El Dorado Hills, California


                          INDEPENDENT AUDITORS' REPORT


We have audited the accompanying balance sheet of NEWGOLD, INC. as of January 31, 1999 and the related statements of operations, stockholders' deficit and cash flows for the years ended January 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NEWGOLD, INC. as of January 31, 1999, and the results of its operations and cash flows for the years ended January 31, 1999 and 1998 in conformity with generally accepted accounting principles.

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


/s/Burnett, Umphress & Company, LLP


Rancho Cordova, California
July 20, 1999

NEWGOLD, INC.

BALANCE SHEET

January 31, 1999



ASSETS

CURRENT ASSETS
   Cash                                                           $        886
   Prepaid expenses                                                      1,600
                                                                  ------------

               Total current assets                                      2,486

PROPERTY, PLANT AND EQUIPMENT, including undeveloped
   mineral properties of $800,000, net of $45,461 of accumulated
   depreciation                                                        853,302
Reclamation bonds                                                       50,500

               Total assets                                       $    906,288
                                                                  ============



LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Account payable                                                $    415,728
   Accrued expenses                                                    493,903
   Accrued reclamation costs                                            50,500
   Due to affiliate                                                     92,195
   Notes payable to individuals and related parties                    712,202
                                                                  ------------

               Total current liabilities                             1,764,528

DEFERRED REVENUE                                                       800,000

               Total liabilities                                     2,564,528

STOCKHOLDERS' DEFICIT
   Common stock, $.001 par value,
      50,000,000 shares authorized,
      25,244,588 shares issued and outstanding                          25,245
   Additional paid in capital                                        7,932,497
   Accumulated deficit                                              (9,615,982)
                                                                  ------------

               Total stockholders' deficit                          (1,658,240)

               Total liabilities and stockholders' deficit        $    906,288
                                                                  ============




The accompanying notes are an integral part of the financial statements.

NEWGOLD, INC.

STATEMENTS OF OPERATIONS

For the Years Ended January 31, 1998 and January 31, 1999


                                                                   Year Ended          Year Ended
                                                                  January 31,        January 31,
                                                                    1998                 1999
                                                             ----------------      ----------------

SALES
   Net sales                                                 $            -0-      $            -0-
   Cost of sales                                                          -0-                   -0-
                                                             ----------------      ----------------

               Gross margin                                               -0-                   -0-

OPERATING EXPENSES
    General and administrative expenses                             1,596,160               508,603
   Impairment of assets                                             3,311,672                   -0-
   Exploration costs                                                  515,050               153,064
                                                             ----------------      ----------------

               Total operating expenses                             5,422,882               661,667
                                                             ----------------      ----------------

               Loss from operations                                (5,422,882)             (661,667)

OTHER INCOME (EXPENSE)
   Interest income                                                      1,799                    15
   Other expense                                                       (7,235)               (3,000)
   Interest expense                                                  (137,423)              (67,567)
   Loss on disposal of property, plant and equipment                 (317,568)                  -0-
   Loss on disposal of bond                                               -0-               (21,000)
                                                             ----------------      ----------------

               Total other expense                                   (460,427)              (91,552)
                                                             ----------------      ----------------

NET LOSS                                                    $      (5,883,309)     $       (753,219)
                                                            =================      ================

LOSS PER SHARE (after giving effect to the
   Three-for-two stock split declared on June 8, 1999 -
   See Note 10)                                                       (.21)                (.02)
                                                             ----------------      ----------------

WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING (after giving effect to the
   Three-for-two stock split declared on June 8, 1999 -
   See Note 10)                                                    28,701,450            36,275,997
                                                             ================      ================



The accompanying notes are an integral part of the financial statements.

NEWGOLD, INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT

For the Years Ended January 31, 1998 and January 31, 1999


                                           Common       Common       Additional                       Total
                                           Stock        Stock          Paid in      Accumulated    Shareholders'
                                           Shares         $           Capital         Deficit         Deficit
                                        -----------  -----------  --------------  -------------- ----------------
Balances, January 31, 1997               18,761,839  $    18,762  $    6,944,722  $  (2,979,454) $      3,984,030

Shares issued to Warehouse Auto
    Center, Inc. shareholders
    subsequently cancelled                  (25,242)         (25)        (25,217)           -0-           (25,242)

Shares issued to others                      12,500           13           4,987            -0-             5,000

Additional shares issued to
    investors and underwriters
    for delay in share trading              513,514          513         204,487            -0-           205,000

Shares issued to Repadre                    200,000          200         199,800            -0-           200,000

Net loss for period from February
    1,1997 to January 31, 1998                  -0-          -0-             -0-     (5,883,309)       (5,883,309)
                                        -----------  -----------  --------------  -------------- ----------------

Balances, January 31, 1998               19,462,611       19,463       7,328,779     (8,862,763)       (1,514,521)
                                        ===========  ===========  ==============  ============== ================

Shares issued in exchange
    for rent                                 15,000           15           5,985            -0-             6,000

Shares issued to IBK                      5,616,977        5,617         542,383            -0-           548,000

Shares issued in exchange
    for property                            150,000          150          55,350            -0-            55,500

Net loss for period from February
    1, 1998 to January 31, 1999                 -0-          -0-             -0-       (753,219)         (753,219)
                                        -----------  -----------  --------------  -------------- ----------------

Balances, January 31, 1999               25,244,588  $    25,245  $    7,932,497  $  (9,615,982) $     (1,658,240)
                                        ===========  ===========  ==============  ============== ================



The accompanying notes are an integral part of the financial statements.

NEWGOLD, INC.

STATEMENTS OF CASH FLOWS

For the Years Ended January 31, 1998 and January 31, 1999


                                                                 Year Ended        Year Ended
                                                              January 31,           January 31,
                                                                 1998                  1999
                                                           ----------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                $     (5,883,309)     $       (753,219)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation and amortization                                  52,734                17,709
      Loss on disposal of property, plant and equipment             317,568                   -0-
      Impairment in value of Relief Canyon                        3,311,672                   -0-
      Assigned value of common stock                                184,758                61,500
      Judgement loss                                                250,000                   -0-
      Loss on disposal of bond                                          -0-                21,000
      Gain on write off of note payable                                 -0-               (7,000)
   Changes in operating assets and liabilities:
      Refundable payroll taxes                                      154,357                   -0-
      Prepaid expenses                                                  -0-                   -0-
      Reclamation bonds                                                 -0-               185,000
      Other assets                                                   11,906                  (621)
      Accounts payable                                              497,252              (250,847)
      Accrued expenses                                              125,033               223,234
      Accrued reclamation costs                                      50,500               (25,000)
                                                           ----------------      ----------------

               Net cash used in operating activities               (927,529)             (528,244)
                                                           ----------------      ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Advances from stockholder/(repayment of advances)                 92,486                   -0-
   Capital expenditures                                            (957,953)                  -0-
   Proceeds from disposal of property, plant and equipment          278,783                   -0-
                                                           ----------------      ----------------

               Net cash used in investing activities               (586,684)                  -0-
                                                           ----------------      ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Advance from affiliate/(repayment of advances)                    12,708               (38,140)
   Deferred revenue                                                 300,000                   -0-
   Proceeds from issuance of notes payable                          772,000                62,321
   Payments on notes payable                                       (644,758)              (45,361)
   Proceeds from sale of common stock                               200,000               548,000
                                                           ----------------      ----------------

               Net cash provided by financing activities            639,950               526,820
                                                           ----------------      ----------------

NET DECREASE IN CASH                                               (874,263)               (1,424)

CASH, beginning of year                                             876,573                 2,310
                                                           ----------------      ----------------

CASH, end of year                                          $          2,310      $            886
                                                           ================      ================

SUPPLEMENTAL DISCLOSURES REGARDING CASH FLOWS
Cash paid for interest                                     $         71,556      $          3,215
                                                           ================      ================
Cash paid for income taxes                                 $            -0-      $            -0-
                                                           ================      ================

The accompanying notes are an integral part of the financial statements.

NEWGOLD, INC.

NOTES TO THE FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Company's Activities - NEWGOLD, Inc. ("the Company") was in the business of acquiring, exploring, developing, and producing gold properties. The Company had rights to mine properties in Nevada and Montana. Its primary focus was on the Relief Canyon Mine located near Lovelock, Nevada, where it has performed development and exploratory drilling and was in the process of obtaining permits to allow operation of the Relief Canyon Mine. In December 1997, the Company placed the Relief Canyon Mine on care and maintenance status. The Company also conducted exploration at its Washington Gulch Mine property in Montana.

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

In connection with the Plan, the Company raised $4,707,000 of cash through the issuance of convertible debtor certificates. Shortly after confirmation of the Plan, the debtor certificates were exchanged for 5,135,130 shares of common stock (including 428,130 shares issued in lieu of paying cash for underwriter's fees) representing approximately 29% of the post merger outstanding common stock. An additional bonus of 513,514 shares were issued to investors and underwriters during the year ended January 31, 1998 for delay in the effective date of the Company's stock trading.

For accounting purposes, Old Newgold has been treated as the acquirer (reverse acquisition). Accordingly, the historical financial statements prior to November 21, 1996 are those of Old Newgold. There were no assets or liabilities acquired in this transaction and there is no impact on the statement of operations.

NEWGOLD, INC.

NOTES TO THE FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued
Basis for Presentation - The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company's current plans are to suspend development and operation of the Relief Canyon Mine and to keep the mine on care and maintenance status until the Company receives additional funding. Currently, the Company's plans indicate that it will be unable to continue operating unless it receives significant additional funding. Management is exploring various means of raising additional capital. Strategic alternatives being considered include: (i) entering into an agreement to merge with another company, (ii) the sale of Company assets, (iii) the sale of Relief Canyon Mine to another entity to develop the mine, and (iv) conversion of certain debt to equity. There can be no assurance that the Company will be successful in its attempts to consummate one or more of these strategic alternatives. Failure to do so will necessitate that the Company curtail its plans and cease its operations. (See Note 10).

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

Financing Costs - Financing costs, including interest, are capitalized when they arise from indebtedness incurred to finance development and construction activities on properties that are not yet subject to depreciation or depletion. Financing costs are charged against earnings from the time that mining operations commence. Capitalization is based upon the actual interest on debt specifically incurred or on the average borrowing rate for all other debt except where shares are issued to fund the cost of the project. As of January 31, 1999, an aggregate of $45,441 of interest has been capitalized.

NEWGOLD, INC.

NOTES TO THE FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued
Depreciation, Depletion and Amortization - Assets other than mining properties and mineral rights are depreciated using the straight-line method over their estimated useful lives. Capitalized development costs are amortized on the units of production method considering proven and probable reserves. Aircraft are depreciated ratable over their estimated total useful hours. Depreciation and depletion rates are subject to periodic review to ensure that asset costs are amortized over their useful lives.

Impairment - Mining projects and properties are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. If estimated future cash flows expected to result from the use of the mining project or property and its eventual disposition are less than the carrying amount, an impairment is recognized based on the estimated fair market value of the mining project or property. Fair value generally is based on the present value of estimated future net cash flows for each mining project or property, calculated using estimates of proven and probable mineable reserves, geological resources, future prices, operating costs, capital requirements and reclamation costs. A provision for impairment in valuation of development costs and property, plant and equipment amounted to $3,311,672 for the year ended January 31, 1998 and was charged to operating expense. The remaining book value of the mine after the impairment write-down approximates the amount of deferred revenue recognized upon the sale of the net smelter return royalty.

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

Fair Vale of Financial Instruments - The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies.

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

Statement of Financial Accounting Standards (SFAS) 132, "Employers' Disclosure about Pensions and Other Post-retirement Benefits," revises standards for disclosures regarding pensions and other post-retirement benefits. It also requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. The Company has adopted the provisions of this SFAS for the year ended and January 31, 1998. The financial statements are unaffected by the implementation of this new standard.

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

NEWGOLD, INC.

NOTES TO THE FINANCIAL STATEMENTS

2.    PROPERTY, PLANT AND EQUIPMENT
A summary of changes in property, plant and equipment and related accumulated depreciation accounts is as follows:

                                                       Machinery
                                                           &          Development     Capitalized
                                        Buildings      Equipment         Costs          Interest         Total
                                     --------------  -------------   -------------  --------------  ---------------
Cost:
Balances at January 31, 1998         $      215,510  $     376,070   $     261,742  $       45,441  $       898,763
    Additions                                   -0-            -0-             -0-             -0-              -0-
    Disposals, retirements and
         reclassifications                      -0-            -0-             -0-             -0-              -0-
                                     --------------  -------------   -------------  --------------  ---------------
Balances at January 31, 1999                215,510        376,070         261,742          45,441          898,763
                                     ==============  =============   =============  ==============  ===============

Accumulated depreciation:
Balances at January 31, 1998                    -0-         27,752             -0-             -0-           27,752
    Depreciation and amortization               -0-         17,709             -0-             -0-           17,709
    Disposals, retirements and
         reclassifications                      -0-            -0-             -0-             -0-              -0-
                                     --------------  -------------   -------------  --------------  ---------------
Balances at January 31, 1999                    -0-         45,461             -0-             -0-           45,461
                                     ==============  =============   =============  ==============  ===============

Property, plant and equipment,
    net, January 31, 1999:
    Relief Canyon Mine                      215,510        277,307         261,742          45,441          800,000
    Other                                       -0-         53,302             -0-            -0-            53,302
                                     --------------  -------------   -------------  --------------  ---------------

Total Company                        $      215,510  $     330,609   $     261,742  $       45,441  $       853,302
                                     ==============  =============   =============  ==============  ===============


3.    NOTES PAYABLE TO INDIVIDUALS AND RELATED PARTIES
Unsecured notes payable to individuals and related parties consist of the following at January 31, 1999:

Loan was extended by a stockholder in June 1996 in the original amount of $215,000.  The note bears interest at 8% per year.
Full repayment was due September 30, 1996.  The Company is
in default with respect to this loan.                               $  110,000

Loan from individual.  The note bears interest at 10% per year.
The note is currently due.  The Company is in default with
respect to this loan.                                                  200,000

Loans were extended by an officer and significant stockholder for various amounts.  The notes bear interest at 8% per year.  The note is
due on demand.                                                         117,112

NEWGOLD, INC.

NOTES TO THE FINANCIAL STATEMENTS

3. NOTES PAYABLE TO INDIVIDUALS AND RELATED PARTIES, Continued
A judgement payable to an individual was rendered on October 23,
1997. The judgement accrues interest at 10% per year until paid.
The Company is in default with respect to this judgement.              250,000

Other non-interest bearing advances                                     35,090

      Total notes payable to individuals and related parties        $  712,202
                                                                    ==========

The Company recorded $67,567 of interest expense in the current period. Interest of $0 and $11,038 was capitalized during the years ended January 31, 1999 and January 31, 1998, respectively.


4.    LEASES
Except for the advance royalty and rent payments noted below, the Company is not obligated under any capital leases or noncancelable operating lease with initial or remaining lease terms in excess of one year as of January 31, 1999. However, minimum annual royalty payments are required to retain the lease rights to the Company's properties.

Relief Canyon Mine - The Company purchased the Relief Canyon Mine from J.D. Welsh Associates (Welsh) in January 1995. The mine consisted of 39 claims and a lease for access to an additional 800 acres contiguous to the claims. During 1997, the Company staked an additional 402 claims. Subsequent to January 31, 1998, the Company reduced the total claims to 50 (approximately 1,000 acres). As part of the original purchase of Relief Canyon Mine, Welsh assigned the lease from Santa Fe Gold Corporation (Santa Fe) to the Company. The lease granted Santa Fe the sole right of approval of transfer to any subsequent owner of the Relief Canyon Mine. Santa Fe had accepted lease and minimum royalty payments from the Company, but has declined to approve the transfer. Due to Welsh's inability to transfer the Santa Fe lease, the original purchase price of $500,000 for Relief Canyon Mine was reduced by $50,000 in 1996 to $450,000.

Subsequent to January 31, 1998, the lease was terminated by Santa Fe. Management believes loss of the Santa Fe lease will have no material adverse affect on the remaining operations of the mine operation or the financial position of the Company.

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

NEWGOLD, INC.

NOTES TO THE FINANCIAL STATEMENTS

5.   INCOME TAXES
As of January 31, 1999 and 1998, the Company had net operating loss carryforwards of approximately $4,550,000 and $3,800,000 available to reduce future Federal taxable income which, if not used, will expire at various dates through January 31, 2019. Due to changes in the ownership of the Company, the utilization of these loss carryforwards may be subject to substantial annual limitations. Deferred tax assets (liabilities) are comprised of the following at January 31, 1999 and 1998:

                                                             January 31,           January 31,
                                                               1998                  1999
                                                        ----------------      ----------------
   Deferred tax assets:
      Net operating loss carryforwards                  $     1,330,000       $     1,550,000
      Deferred revenue                                          280,000               280,000
      Impairment of value on Relief Canyon Mine               1,120,000             1,120,000
      Valuation allowance for deferred tax assets            (2,730,000)           (2,950,000)
                                                        ----------------      ----------------

               Net deferred tax assets                  $           -0-       $           -0-
                                                        =================     ================

The net change in the total valuation allowance for the years ended January 31, 1999 and 1998 was $220,000 and $2,390,000, respectively. The valuation allowance is provided to reduce the deferred tax asset to a level which, more likely than not, will be realized.

The expected Federal income tax benefit, computed based on the Company's pre-tax losses at January 31, 1999 and 1998 and the statutory Federal income tax rate, is reconciled to the actual tax benefit reflected in the accompanying financial statements as follows:

                                                          January 31,           January 31,
                                                              1998                  1999
                                                        ----------------      ----------------
   Expected tax benefit at statutory rates              $       975,000       $       256,000


   Decrease resulting from valuation allowance
      for benefits from net operating loss
      carryforwards and other                                  (975,000)             (256,000)
                                                        ----------------      ----------------


               Total                                    $           -0-       $           -0-
                                                        ================      ================

Previous to June 21, 1996, the stockholder of the Company elected under Internal Revenue Code Section 1362 to have the Company taxed as an S Corporation. As such, all Federal and substantially all State income tax attributes passed through the Company directly to the stockholder until that date.

NEWGOLD, INC.

NOTES TO THE FINANCIAL STATEMENTS

6.    STOCKHOLDERS' EQUITY
The following common stock transactions occurred during the years ended January 31, 1999 and 1998:

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

The employment contract for the corporate counsel stipulated the Company would pay the rent for a law office. In March 1998, the Company issued 15,000 shares in lieu of cash for six months rent. General and administrative expense was charged $6,000 for the rent. The corporate counsel's office was subsequently relocated to the Company's headquarters.

In April 1998, the Company closed a Regulation S offering for 5,480,000 shares to raise $548,000 at $.10 per share. In connection with this offering 136,977 shares were issued as commission to brokers.

As an alternative to gold mining, the Board of Directors approved an exploration program for a calcium bentonite mine located in southern California. In payment of a purchase option on the mine, the Company issued 150,000 shares of stock to the mine owner in May 1998. The Company charged $55,500 to exploration expense for the option. After completing the due diligence on the mine property, the Company abandoned development of the mine in August 1998.

NEWGOLD, INC.

NOTES TO THE FINANCIAL STATEMENTS





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

Reclamation Costs - The ultimate amount of reclamation obligations to be incurred is uncertain. However, as of January 31, 1998, the Company has accrued $50,500 for Relief Canyon Mine and $25,000 for its Washington Gulch site. Relief Canyon Mine and Washington Gulch are bonded for $50,500 and $206,000, respectively. At January 31, 1999, the Company had accrued reclamation cost of $50,500. There can be no assurances given that the above estimate accurately reflects the actual costs of all reclamation activities that may be required. In July 1998, the Company sold its interest in the Washington Gulch Mine and related reclamation bond for $185,000. The Company was also relieved of any future liability in connection with the Washington Gulch Mine.

Legal - The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate dispositions of these matters will not have a material adverse effect on the Company's financial position, results or operations or liquidity.


8.    RELATED PARTY TRANSACTIONS
Advances from Shareholders - As of January 31, 1998, A. Scott Dockter, President and Chairman of the Company, loaned the Company an aggregate of $205,000 and was repaid $77,258. During the year ended January 31, 1999, A. Scott Dockter loaned the Company $24,100 and was repaid $34,730. As of January 31, 1999 the net balance owing to A. Scott Dockter was $117,112 (Note 3). The advances are due on demand, unsecured and bear interest at 8% per annum.

Due to Affiliate - As of January 31, 1999 the Company owed $92,195 to Riverfront Development, Inc. for equipment purchases. Riverfront Development, Inc. is a related entity owned by A. Scott Dockter.

Note Payable to Stockholder - At January 31, 1999 the Company owed Calvin Lim, a stockholder and board member, $110,000. The Company is in default with respect to this loan.

Relief Canyon Mine - During 1996, Repadre Capital Corporation ("Repadre") purchased for $500,000 a net smelter return royalty (Repadre Royalty). Repadre was to receive a 1.5% royalty from production at each of the Relief Canyon Mine and Mission Mines. In July 1997, an additional $300,000 was paid by Repadre for and additional 1% royalty from the Relief Canyon Mine. In October, 1997, when the Mission Mine lease was terminated, Repadre exercised its option to transfer the Repadre Royalty solely to the Relief Canyon Mine resulting in a total 4% royalty. The total amount received of $800,000 has been recorded as deferred revenue in the accompanying financial statements.

NEWGOLD, INC.

NOTES TO THE FINANCIAL STATEMENTS

9.    SUPPLEMENTAL CASH FLOWS
Non-cash transactions for the year ended January 31, 1999 consist of the assigned value of common stock issued and returned in the amount of $61,500 which consists of 15,000 shares issued for $6,000 of rent and 150,000 shares issued for $55,500 in exploration costs.

Non-cash transactions for the year ended January 31, 1998 consist of the assigned value of common stock issued and returned in the amount of $184,758 which results from WAC creditors returning 25,242 shares of stock to the Company, 12,500 shares issued to a note holder in lieu of judgment being filed and a stock bonus in the amount of 205,000 shares issued due to a delay in stock trading. Additionally, the Company executed a note payable in the amount of $250,000 in satisfaction of a judgment payable by the Company.


10.      SUBSEQUENT EVENTS
On June 8, 1999 the Board of Directors approved a three-for-two stock split, to be effected in the form of a 50% stock dividend, payable to stockholders of record on June 10, 1999. The weighted average shares outstanding and the loss per share for the years ended January 31, 1999 and 1998 have been presented giving effect to this stock split.

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

                          NEWGOLD, INC.


                          By: /s/ Arthur Scott Dockter
                              ------------------------
                              Arthur Scott Dockter,
                              President and Chief Executive Officer

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                       Title                         Date
    ---------                       -----                         ----

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




/s/ John Mackay                     Director                 September 15, 1999
------------------------
John Mackay



/s/ Calvin Lim                      Director                 September 15, 1999
------------------------
Calvin Lim



/s/ Michael J. Morrison             Director                 September 15, 1999
-----------------------
Michael J. Morrison

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

10.9 Promissory Note between the Company and A. Scott Dockter, dated April 2, 1997, for the principal amount of $100,000.

10.10 Promissory Note between the Company and A. Scott Dockter, dated April 17, 1997, for the principal amount of $50,000. (3)

10.11 Promissory Note between the Company and A. Scott Dockter, dated April 30, 1997, for the principal amount of $20,000. (3)

10.12 Promissory Note between the Company and A. Scott Dockter, dated May 30, 1997, for the principal amount of $35,000. (3)

10.13 Promissory Note between the Company and A. Scott Dockter, dated December 24, 1997, for the principal amount of $24,000.

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

(3) Incorporated by reference to the Registrant's Registration Statement on Form SB-2 (File No. 33-49920) filed with the Commission on October 14, 1993.