Form 10QSB
period 1999-04-30
NEWGOLD INC
filed 1999-10-01
CIK 878808

U.S. Securities And Exchange Commission
                             Washington, D.C. 20549

                                   Form 10QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 1999

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes X ; No

     The number of shares of Common Stock outstanding as of January 31, 1999:
25,244,588
----------

     Transitional Small Business Disclosure Format (check one): Yes No X

PART I.   Financial Information.
          ----------------------

     1.   Interim Financial Statements (unaudited)

          Balance Sheet -
               April 30, 1999.................................................1

          Statements of Operations -
               Three months ended April 30, 1999 and April 30, 1998...........2

          Statements of Cash Flows -
               Three months ended April 30, 1999 and April 30, 1998...........3

          Notes to Financial Statements.......................................4

     2.   Management's Discussion and Analysis................................5

PART II.  Other information
          -----------------

          Signatures..........................................................8

                                  NEWGOLD, INC.

                                  Balance Sheet

                                   (Unaudited)

                                 April 30, 1999

                                     Assets

Cash and cash equivalents                                  $    18,189

Property, plant and equipment including undeveloped
     mineral properties of $800,000 net of $32,639
     accumulated depreciation                                  849,339
Reclamation bonds                                               50,500
Other assets                                                     3,600
                                                           ------------

          Total assets                                     $   921,628
                                                           ============


                      Liabilities and Stockholder's Equity

Current liabilities
     Accounts payable                                      $   398,509
     Accrued expenses                                          513,772
     Due to affiliates                                         365,561
     Notes payable to stockholders                             193,098
     Notes payable to individuals                              462,500
                                                           ------------

          Total current liabilities                          1,933,440

Other Liabilities
     Accrued reclamation costs                                  50,500
     Deferred revenue                                          800,000
                                                           ------------
          Total other liabilities                              850,500

          Total liabilities                                  2,783,940

Stockholders' equity
     Common stock - Authorized 50,000,000 shares par
       value $0.001; 25,244,588 outstanding                     25,245
     Additional paid-in capital                              7,932,497
     Accumulated deficit                                    (9,820,054)
                                                           ------------

          Total stockholders' equity                        (1,862,312)
                                                           ------------

          Total liabilities and stockholders' equity       $   921,628
                                                           ============

                                  NEWGOLD, INC.

                            Statements of Operations

                                   (Unaudited)

                           For the three months ended

                                                      April 30           April 30
                                                        1999               1998
                                                  --------------     --------------
Sales
     Net sales                                    $       -          $       -
     Cost of sales                                        -                  -

         Gross Margin                                     -                  -

Operating expenses
     General and administrative expenses                108,212            139,057
     Exploration costs                                    4,472             17,626
                                                  --------------     --------------

          Total operating expenses                      112,684            156,683
                                                  --------------     --------------

          Loss from operations                         (112,684)          (156,683)

Other income (expense)
     Interest expense                                    (43,738)           (4,619)
     Stock issuance expense                                                (36,073)
                                                  --------------     --------------

          Total other expense                           (43,738)           (40,692)

Income tax provision                                                         -

Net loss                                          $    (156,422)     $    (197,375)
                                                  ==============     ==============

Loss per share                                    $      (0.006)     $      (0.009)
                                                  ==============     ==============

Weighted average number of shares outstanding        25,244,588         22,202,611
                                                  ==============     ==============

                                  NEWGOLD, INC.

                            Statements of Cash Flows

                                   (Unaudited)

                           For the three months ended

                                                                       April 30           April 30
                                                                         1999               1998
                                                                   --------------     --------------
Cash flows from operating activities
     Net loss                                                      $    (156,422)     $    (197,375)
                                                                   --------------     --------------

     Adjustments to reconcile net loss to net cash
       used in operating activities
          Depreciation                                                     3,963              4,888
     Changes in operating assets and liabilities
          Refundable payroll taxes
          Advances to stockholder repaid
          Other assets                                                    (2,000)
          Accounts payable                                               (15,595)          (288,416)
          Accrued expenses                                               (29,404)              (111)
          Due to affiliates                                               (6,634)           (53,202)
          Notes payable to stockholder                                   (56,605)            (6,100)
                                                                   --------------     --------------

          Total adjustments to net loss                                 (106,275)          (342,941)
                                                                   --------------     --------------

               Net cash provided (used) by operations                   (262,697)          (540,316)


Cash flows from financing activities
     Cash provided by stock subscription                                                    548,000
     Cash provided by Business Web Inc. loan                             280,000
                                                                   --------------     --------------

          Net cash provided by financing activities                      280,000            548,000
                                                                   --------------     --------------

          Net increase (decrease) in cash                                 17,303              7,684

Cash and cash equivalents, beginning of period                               886              2,309
                                                                   --------------     --------------

Cash and cash equivalents, end of period                           $      18,189      $       9,993
                                                                   ==============     ==============

NOTES TO FINANCIAL STATEMENTS
-----------------------------

1. Preparation of Interim Financial Statements: The accompanying financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, the referenced financial statements reflect all normal and recurring adjustments necessary for a fair presentation of the results of operations and financial position for the interim periods presented. Operating results for the three month period ended April 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ended January 31, 2000.

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

5. The Company placed the Relief Canyon Mine, a developed exploration project, on care and maintenance in December 1997. The Company estimates the annual cost of maintaining the mine in this status may be approximately $100,000. Included in this cost estimate are the annual BLM rent for the claims, water testing for Nevada Department of Environmental Protection, and costs of utilities and security at the site. Charges care and maintenance of Relief Canyon Mine in the quarter ended April 30, 1999 were approximately $4,500.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          ------------------------------------

          Introduction.
          -------------

          Reference is made to Form 10-KSB as of January 31, 1999, which was filed October 1, 1999, which reports on the signing of a merger agreement between the Company and Business Web, Inc. as of July 26, 1999. This report discusses the effects of the merger, the financial plans for future operations and the risks associated therewith.

          The Company formerly was engaged in the business of acquiring dormant, potential gold-producing properties located in the continental United States and developing such properties into commercial gold mining operation. The Company is the result of a merger (the "Merger") between Warehouse Auto Centers, Inc., a Delaware corporation ("WAC"), and Newgold, Inc., a Nevada corporation ("NGNV"), pursuant to a Plan of Reorganization (the "Plan") approved by the U.S. Bankruptcy Court for the Western District of New York, effective as of November 21, 1996. For accounting purposes, under the terms of the Merger, NGNV was treated as the acquirer.

     Financial Plan of Operation for the Next Twelve Months.
     -------------------------------------------------------

          On April 2, 1999, the Company issued a Letter of Intent to Business Web, Inc. (BWI) to effect a reverse merger of Newgold, Inc. and BWI with BWI being the acquirer corporation. A merger agreement, which has been approved by the Boards of Directors, will be submitted to the shareholders of both companies for their expected approval. Terms of the agreement allow a 3:2 split of the Company stock in June 1999, which will be treated as a dividend. After the merger, the Company shareholders will receive one share of BWI stock for each twelve shares of Newgold stock. This exchange of shares will give the Company shareholders approximately a 14% interest in BWI.

          BWI, a Texas corporation, is an Internet company specializing in the development of web sites for communities of like businesses and the development of e-trade shows on the Internet for industries and professional organizations. To date, BWI has raised capital of approximately $2.6 million. Of this amount $280,000 has been loaned to Newgold for payment of liabilities and current operating costs. Other Newgold liabilities will be settled with BWI stock and cash as required. The Relief Canyon Mine will be transferred to another corporation and a portion of any funds raised by this corporation will be committed to repay BWI for loans and other payments made for the benefit of Newgold. BWI estimates that revenues for the year ended January 31, 2000 will be in excess of $3,000,000.

          At the Relief Canyon Mine, the Company had placed all mining operations on hold and has placed the mine into care and maintenance. The Company has two experienced personnel in place at the mine site. The personnel currently are lowering the water levels of the preg and barren ponds under a plan approved and monitored by the Nevada Department of Environmental Protection
(NDEP). Prior to suspending operations in November 1997, the mine facilities to recover gold from ore were completed by the Company with the exception of an upgrade to leach pad 4 and construction of an additional leach pad. The upgrade to leach pad 4 has been approved by NDEP. Under the merger agreement, operations at Relief Canyon Mine may be resumed only by the entity that acquires ownership of the mine and all related liabilities from the Company. Reclamation.

          As of April 30, 1999, the Company had $18,189 in cash and ($1,915,251) in working capital. Costs of care and maintenance of Relief Canyon were approximately $4,500 for the quarter ended April 30, 1999. If the Company were to bring the Relief Canyon Mine off care and maintenance status, plans and assumptions relating to operations would require approximately $1.5 million in additional funding to complete permitting and to resume operations and gold production at the Relief Canyon Mine.

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

          For a more detailed discussion of the foregoing risks and uncertainties affecting the Company and its operations, see "Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995." and "Risk Factors" contained in Item 1 and 2 of the Company's annual Report on Form 10-KSB for the period ended January 31, 1999, as well as other filings made by the Company from time to time with the Securities and Exchange Commission. Many of these factors are beyond the Company's ability to control or predict. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly any forward-looking statements set forth in this discussion, whether as a result of new information, future events or otherwise.

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

          (3) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB-40 for the fiscal year ended January 31, 1999 filed with the Commission on October 1, 1999.


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