Form 10QSB
period 1999-07-31
NEWGOLD INC
filed 1999-10-01
CIK 878808

U.S. Securities And Exchange Commission
                             Washington, D.C. 20549

                                   Form 10QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 1999

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

          Balance Sheet -
               July 31, 1999..................................................1

          Statements of Operations -
               Three months ended July 31, 1999 and July 31, 1998.............2

          Statements of Cash Flows -
               Three months ended July 31, 1999 and July 31, 1998.............3

          Notes to Financial Statements.......................................4

     2.   Management's Discussion and Analysis................................5

PART II.  Other information
          -----------------

          Signatures..........................................................8

                                  NEWGOLD, INC.

                                  Balance Sheet

                                   (Unaudited)

                                  July 31, 1999

                                     Assets

Cash and cash equivalents                                         1,966

Property, plant and equipment including undeveloped
     mineral properties of $800,000, net of $35,960
     accumulated depreciation                                   845,376
Reclamation bonds                                                50,500
Other assets                                                      3,600
                                                           -------------

          Total assets                                          901,442
                                                           =============


          Liabilities and Stockholder's Equity

Current liabilities
     Accounts payable                                           397,512
     Accrued expenses                                           261,960
     Due to Business Web, Inc.                                  774,038
     Notes payable to stockholders                              110,000
     Notes payable to individuals                               462,500
                                                           -------------

          Total current liabilities                           2,006,010

Other liabilities
     Accrued reclamation costs                                   50,500
     Deferred revenue                                           800,000
                                                           -------------

          Total other liabilities                               850,500

          Total liabilities                                   2,856,510

Stockholders' equity
     Common stock - Authorized 50,000,000 shares par
        value $0.001; 37,866,882 outstanding                     37,867
     Additional paid-in capital                               7,932,497
     Accumulated deficit                                     (9,925,432)
                                                           -------------

          Total stockholders' equity                         (1,955,068)
                                                           -------------

          Total liabilities and stockholders' equity            901,442
                                                           =============

                                  NEWGOLD, INC.

                            Statements of Operations

                                   (Unaudited)

                           For the three months ended

                                                      July 31            July 31
                                                       1999               1998
                                                  --------------     --------------
Sales
     Net sales                                    $       -          $       -
     Cost of sales                                $       -          $       -
                                                  --------------     --------------

          Gross Margin                                    -                  -

Operating expenses
     General and administrative expenses                132,271            117,297
     Exploration costs                                    8,135            (15,887)
                                                  --------------     --------------

          Total operating expenses                      140,406            101,410
                                                  --------------     --------------

          Loss from operations                         (140,406)          (101,410)

Other income (expense)
     Interest income                                      -
     Gain (Loss) on sale of assets                        -                (21,000)
     Interest expense                                     -                 (5,671)
                                                  --------------     --------------

          Total other expense                             -                (26,671)

Income tax provision                                      -                  -
                                                  --------------     --------------

Net loss                                          $    (140,406)     $    (128,081)
                                                  ==============     ==============

Loss per share                                    $      (0.004)     $      (0.004)
                                                  ==============     ==============

Weighted average number of shares outstanding        37,866,882         29,193,917
                                                  ==============     ==============

                                  NEWGOLD, INC.

                            Statements of Cash Flows

                                   (Unaudited)

                           For the three months ended

                                                                       July 31            July 31
                                                                        1999               1998
                                                                   --------------     --------------
Cash flows from operating activities
     Net loss                                                      $    (140,406)     $    (128,081)
                                                                   --------------     --------------
     Adjustments to reconcile net loss to net cash
       used in operating activities
          Depreciation                                                     3,963              3,321
     Changes in operating assets and liabilities
          Reclamation bonds                                                                 206,000
          Other assets                                                                       (1,600)
          Accounts payable                                                  (997)            (8,645)
          Accrued expenses                                              (204,162)            60,356
          Reclamation costs                                                                 (25,000)
          Due to affiliate                                               (85,561)           (12,323)
          Notes payable to stockholder                                   (83,098)           (16,404)
                                                                   --------------     --------------

          Total adjustments to net loss                                 (369,855)           205,705
                                                                   --------------     --------------

          Net cash provided (used) by operations                        (510,261)            77,624

Cash flows from financing activities
     Increase in Business Web Inc. (BWI)loan                             155,000
      BWI stock issued to shareholder for debt                                               39,038
--------------     --------------

          Net cash provided by financing  activities                     494,038
                                                                   --------------     --------------

          Net increase (decrease) in cash                                (16,223)            77,624

Cash and cash equivalents, beginning of period                            18,189              9,993
                                                                   --------------     --------------

Cash and cash equivalents, end of period                           $       1,966      $      87,617
                                                                   ==============     ==============


NOTES TO FINANCIAL STATEMENTS
-----------------------------

1. Preparation of Interim Financial Statements: The accompanying financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, the referenced financial statements reflect all normal and recurring adjustments necessary for a fair presentation of the results of operations and financial position for the interim periods presented. Operating results for the three month period ended July 31, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ended January 31, 2000.

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

5. The Company placed the Relief Canyon Mine, a developed exploration project, on care and maintenance in December 1997. The Company estimates the annual cost of maintaining the mine in this status may be approximately $100,000. Included in this cost estimate are the annual BLM rent for the claims, water testing for Nevada Department of Environmental Protection, and costs of utilities and security at the site. Charges for care and maintenance of Relief Canyon Mine in the quarter ended July 31, 1999 were approximately $8,100.

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

     Financial Plan of Operation for the Next Twelve Months.
     -------------------------------------------------------
          On April 2, 1999, the Company issued a Letter of Intent to Business Web, Inc. (BWI) to effect a reverse merger of Newgold, Inc. and BWI with BWI being the acquirer corporation. A merger agreement, which has been approved by the Boards of Directors, will be submitted to the shareholders of both companies for their expected approval. Terms of the agreement allow a 3:2 split of the Company stock in June 1999, which will be treated as a dividend. Common shares outstanding after the stock split are 37,866,882. After the merger, the Company shareholders will receive one share of BWI stock for each twelve shares of Newgold stock. This exchange of shares will give the Company shareholders approximately a 12% interest in BWI.

                  BWI, a Texas corporation, is an Internet company specializing in the development of web sites for communities of like businesses and the development of e-trade shows on the Internet for industries and professional organizations. To date, BWI has raised capital of approximately $2.6 million. Of this amount $380,000 has been loaned to Newgold for payment of liabilities and current operating costs. Other Newgold liabilities will be settled with BWI stock and cash as required. The Relief Canyon Mine will be transferred to another corporation and a portion of any funds raised by this corporation will be committed to repay BWI for loans and other payments made for the benefit of Newgold. BWI estimates that revenues for the year ended January 31, 2000 will be in excess of $3,000,000.

          As of July 31, 1999, the Company had $1,966 in cash and a negative working capital of $1,915,251. Based upon plans and assumptions relating to any mining operation, the Company would require approximately $1.5 million in additional working capital. Since January 1998, the Company has pursued several possible funding opportunities including the sales of royalties on other gold properties and on industrial minerals. The Company continues its efforts to obtain funding, but has no current commitments for funding operations. There can be no assurance that any of such opportunities will result in actual funding or that additional financing will be available when needed, on commercially reasonable terms, or at all. As the Company has been unable to obtain additional financing, it was required to curtail its development plans in November 1997 and cease operations except for care and maintenance of the Relief Canyon Mine. The Company's independent accountants have included an explanatory paragraph in their report on the Company's financial statements for the year ended January 31, 1999, indicating substantial doubt about the Company's ability to continue as a going concern.

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

ITEM 2.   Changes in Securities.
          ---------------------

               Stock split 3:2 on June 17, 1999 for shareholders of record June 10, 199, resulting in total outstanding shares of 37,866,882.

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

          (3) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB-40 for the fiscal year ended January 31, 1999 filed with the Commission on August 27, 1999.


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