Form 10KSB/A
period 1998-01-31
NEWGOLD INC
filed 1999-10-20
CIK 878808

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-KSB

                               AMENDMENT NO. 1 TO

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

         The Company no longer plans to pursue mine development operations. As discussed under Item 6, Management's Discussion Of Financial Condition, the Company has executed a "Plan of Reorganization and Merger" "Merger Agreement" with Business Web, Inc., a Texas corporation, (BWI) dba Comercis to effect a merger of the Company and BWI. The Companies intend to submit the Merger Agreement to their respective shareholders for approval. The president of the Company has investigated other merger opportunities; if the shareholders of both companies do not approve this Merger Agreement, the president believes there are other merger opportunities available to the Company as an alternative to a merger with BWI. However, there can be no guarantee that other merger opportunities will be consummated.

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



*After the effect of a 3 for 2 stock split which was effected by way of a dividend.

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

         The Company was engaged in the business of acquiring dormant, potential gold producing properties located in the continental United States and attempting to develop such properties into commercial gold mining operations. Considering the present depressed gold market, the Company's Board of Directors has approved plans for the Company to merge with Business Web, Inc. and to initiate the process of divesting itself of its mining assets and the associated liabilities. See "Merger of Newgold With BWI".

         As of the date of this Report, the Company has derived no significant revenue from its operations. The Company's capital requirements have been and will continue to be significant. The Company has been dependent primarily on the private placements of its securities to fund its operations and capital requirements.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed most of its operations principally through private placements of the Company's common stock. In the Cash Flow Statement for the thirteen months ended January 31, 1997, the Company recorded $4,806,970 for common stock at $1.00 per share from the conversion of debtor certificates issued under the authority of the U. S. Bankruptcy Court in the WAC merger.

        In the Cash Flow for the year ended January 31, 1998, Repadre exercised warrants for the purchase of 200,000 shares of Common Stock for an aggregate consideration of $200,000 in a private placement in July 1997. The Company sold a one-half interest in the Relief Canyon Mine to Casmyn Corporation in April 1996 for $775,000. The Company purchased the one-half interest back from Casmyn in December 1996 for $900,000 in cash plus 1,000,000 shares of common stock as part of capital expenditures in the Cash Flow Statement for the thirteen months ended January 31, 1997.

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

         On August 31, 1995, the Company granted to Edward Mackay ("Mackay") a one-year option (the "Option") to purchase 40% of NGNV in exchange for a $50,000 option payment (the "Option Payment") and the contribution of the Washington Gulch Mine located in Montana. On January 1, 1996, in exchange for Mackay arranging a $350,000 debt financing for the Company, the Option was amended (the "Amendment") and exercised whereby the $50,000 Option Payment was converted into a promissory note granted to Mackay and Mackay would receive 3.8 million shares of Common Stock of the Company in exchange for the contribution of the Washington Gulch Mine("WGM") by Mackay. Mackay was an officer and director of the Company; however, he was not an officer or director at the execution of the Option or the Amendment.

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

         In June 1999, the Company declared a stock split of 3 shares for 2 as of June 17, 1999 to shareholders of record as of June 10, 1999. This split increased the outstanding shares as of June 17, 1999 to 37,866,882.


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


*  Less than 1%

(1) After 3:2 common stock split effective June 17, 1999.

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

INDEX TO FINANCIAL STATEMENTS

Report of Burnett, Umphress & Company, LLP ........................................................F-1

Report of KPMG LLP.................................................................................F-2

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



/s/KPMG L.L.P.



Sacramento, California June 18, 1997,
except as to paragraph 2 of note 11, which is as of June 8, 1999

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

NEWGOLD, INC.,

STATEMENTS OF OPERATIONS

For the Thirteen Months Ended January 31, 1997 and the Year Ended January 31, 1998


                                                           Thirteen
                                                          Months Ended       Year Ended
                                                           January 31,       January 31,
                                                              1997               1998
                                                         -------------      -------------
SALES
   Net sales                                             $         -0-      $         -0-
   Cost of sales                                                   -0-                -0-
                                                         -------------      -------------

               Gross margin                                        -0-                -0-

OPERATING EXPENSES
   General and administrative expenses                       1,504,539          1,596,160
   Impairment of assets                                            -0-          3,311,672
   Exploration costs                                           283,876            515,050
                                                         -------------      -------------

               Total operating expenses                      1,788,415          5,422,882
                                                         -------------      -------------

               Loss from operations                         (1,788,415)        (5,422,882)

OTHER INCOME (EXPENSE)
   Interest income                                              35,807              1,799
   Other income (expense)                                       16,800             (7,235)
   Interest expense                                            (67,976)          (137,423)
   Loss on disposal of property, plant and equipment               -0-           (317,568)
                                                         -------------      -------------

               Total other expense                             (15,369)          (460,427)
                                                         -------------      -------------

NET LOSS                                                 $  (1,803,784)     $  (5,883,309)
                                                         =============      =============

LOSS PER SHARE (after giving effect to the
   Three-for-two stock split declared on June 8, 1999 -
   See Note 11)                                               (.09)              (.21)
                                                         -------------      -------------

WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING (after giving effect to the
   Three-for-two stock split declared on June 8, 1999 -
   See Note 11)                                             19,169,904         28,701,450
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


10.      SUPPLEMENTAL CASH FLOWS
Non-cash transactions for the year ended January 31, 1998, consist of the assigned value of common stock issued and returned in the amount of $184,758 which results from WAC creditors returning 25,242 shares of stock to the Company, 12,500 shares issued to a note holder in lieu of judgment being filed and 205,000 shares issued to investors and underwriters due to a delay in stock trading.

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

BWI, a Texas corporation, is an Internet company specializing in the development of web sites for communities of like businesses and the development of e-trade shows on the internet for industries and professional organizations. Subsequent to January 31, 1998, BWI has loaned $500,000 to the Company for payment of liabilities and current operating costs. It is anticipated that other liabilities of the Company will be settled with BWI stock and cash as required. Although no agreement has been negotiated, the Relief Canyon Mine is expected to be sold or transferred to another corporation and a portion of any funds raised by the Company will be committed to repay BWI for loans and other payments made for the benefit of the Company.

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