Form 10KSB/A
period 1999-01-31
NEWGOLD INC
filed 1999-10-20
CIK 878808

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-KSB

                               AMENDMENT NO. 1 TO

         [ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

                   For the Fiscal year ended January 31, 1999

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

        On August 31, 1995, the Company granted to Edward Mackay ("Mackay") a one-year option (the "Option") to purchase 40% of NGNV in exchange for a $50,000 option payment (the "Option Payment") and the contribution of the Washington Gulch Mine located in Montana. On January 1, 1996, in exchange for Mackay arranging a $350,000 debt financing for the Company, the Option was amended (the "Amendment") and exercised whereby the $50,000 Option Payment was converted into a promissory note granted to Mackay and Mackay would receive 3.8 million shares of Common Stock of the Company Mackay was an officer and director of the Company; however, he was not an officer or director at the execution of the Option or the Amendment.

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

BWI, a Texas corporation, is an Internet company specializing in the development of web sites for communities of like businesses and the development of e-trade shows on the internet for industries and professional organizations. Subsequent to January 31, 1998, BWI has loaned $500,000 has been loaned to the Company for payment of liabilities and current operating costs. It is anticipated that other liabilities of the Company will be settled with BWI stock and cash as required. Although no agreement has been negotiated, the Relief Canyon Mine is expected to be sold or transferred to another corporation and a portion of any funds raised by the Company will be committed to repay BWI for loans and other payments made for the benefit of the Company.

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