Form 10QSB
period 1999-10-31
NEWGOLD INC
filed 1999-12-15
CIK 878808

U.S. Securities And Exchange Commission
                             Washington, D.C. 20549

                                   Form 10QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 31, 1999

                         Commission file number 0-20722

                                  NEWGOLD, INC.
--------------------------------------------------------------------------------

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                             ---
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes X ; No

The number of shares of Common Stock outstanding as of October 31, 1999:
37,866,882
----------

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

          Notes to Financial Statements.......................................4

     2.   Management's Discussion and Analysis................................5

PART II.  Other information
          -----------------

          Signatures..........................................................8

                                  NEWGOLD, INC.

                                  Balance Sheet

                                October 31, 1999

                                   (Unaudited)

Assets

Cash and cash equivalents                                     $           541
Prepaid expenses                                                        3,600
                                                                --------------

                                 Total current assets                   4,141
                                                                --------------

Property, plant and equipment including undeveloped
     mineral properties of $800,000, net of $57,350
     accumulated depreciation                                         841,413
Reclamation bonds                                                      50,500
                                                                --------------

                                 Total assets                 $       896,054
                                                                ==============


Liabilities and Stockholder's Equity

Current liabilities
     Accounts payable                                         $       368,001
     Accrued expenses                                                 476,137
     Due to affiliate                                                  77,775
     Notes payable to Business Web Inc.                               425,000
     Notes payable to stockholders                                    249,180
     Notes payable to individuals                                     462,500
                                                                --------------
                 Total current liabilities                          2,058,593

Other Liabilities
    Accrued reclamation costs                                          50,500
    Deferred revenue                                                  800,000
                                                                --------------
                 Total other liabilities                              850,500
                                                                --------------

                 Total liabilities                                  2,909,093

Stockholders' equity
     Common stock - Authorized 50,000,000 shares par
         value $0.001; 37,866,882 shares outstanding                   37,867
     Additional paid-in capital                                     7,932,497
     Accumulated deficit                                           (9,983,403)
                                                                --------------

                 Total stockholders' equity                        (2,013,039)
                                                                --------------

                 Total liabilities and stockholders' equity   $       896,054
                                                                ==============

                                  NEWGOLD, INC.

                            Statements of Operations

                                   (Unaudited)

                                                       For the three months ended

                                                                      October 31                       October 31
                                                                         1999                             1998

Sales
     Net sales                                 $      -             $      -
     Cost of sales                                    -                    -
                                                 ---------------      ---------------

                   Gross Margin                       -                    -

Operating expenses
     General and administrative expenses                 33,572              125,119
     Exploration costs                                   25,800               14,882
                                                 ---------------      ---------------

                   Total operating expenses              59,372              140,001
                                                 ---------------      ---------------

                   Loss from operations                 (59,372)            (140,001)

Other income (expense)
     Interest income
     Other income (loss)                              -                    -
     Loss on disposal of assets                       -                    -
     Interest expense                                 -                      (56,563)
                                                 ---------------      ---------------

                   Total other expense                -                      (56,563)

Income tax provision                                  -                    -
                                                 ---------------      ---------------

Net loss                                       $        (59,372)    $       (196,564)
                                                 ===============      ===============

Loss per share                                 $         (0.002)    $         (0.008)
                                                 ===============      ===============

Weighted average number of shares outstanding        37,866,882           24,942,611
                                                 ===============      ===============

                                  NEWGOLD, INC.

                            Statements of Cash Flows

                                   (Unaudited)

                           For the three months ended

                                                                   October 31         October 31
                                                                      1999               1998
Cash flows from operating activities
     Net loss                                                     $  (59,372)        $ (196,564)
                                                                     --------          ---------
     Adjustments to reconcile net loss to net cash
          used in operating activities
                 Depreciation                                          3,963              5,074
     Changes in operating assets and liabilities
                 Other assets                                                           (10,000)
                 Accounts payable                                    (29,642)           (27,155)
                 Accrued expenses                                     14,087            120,829
                 Due to Business Web, Inc.                            10,000
                 Due to affiliate                                       (300)             8,052
                 Notes payable to stockholders                        59,839             13,791
                                                                   ----------         ----------

                         Total adjustments to net loss                57,947            110,591
                                                                   ----------         ----------

                         Net cash provided (used) by operations       (1,425)           (85,973)

Cash flows from investing activities
     Capital expenditures                                           -                  -
                                                                   ----------         ----------

                         Net cash used in investing activities      -                  -
                                                                   ----------         ----------

                          Net increase (decrease) in cash             (1,425)           (85,973)

Cash and cash equivalents, beginning of period                         1,966             87,617
                                                                   ----------         ----------

Cash and cash equivalents, end of period                          $      541         $    1,644
                                                                   ==========         ==========

NOTES TO FINANCIAL STATEMENTS

1. Preparation of Interim Financial Statements: The accompanying financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, the referenced financial statements reflect all normal and recurring adjustments necessary for a fair presentation of the results of operations and financial position for the interim periods presented. Operating results for the three month period ended October 31, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ended January 31, 2000.

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

5. The Company placed the Relief Canyon Mine, a developed exploration project, on care and maintenance in December 1997. The Company estimates the annual cost of maintaining the mine in this status may be approximately $100,000. Included in this cost estimate are the annual BLM rent for the claims, water testing for Nevada Department of Environmental Protection, and costs of utilities and security at the site. Charges for care and maintenance of Relief Canyon in the quarter ended October 31, 1999 were $25,800.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

         Introduction.
                  The Company formerly was engaged in the business of acquiring dormant, potential gold-producing properties located in the continental United States and developing such properties into commercial gold mining operation. The Company is the result of a merger (the "Merger") between Warehouse Auto Centers, Inc., a Delaware corporation ("WAC"), and Newgold, Inc., a Nevada corporation ("NGNV"), pursuant to a Plan of Reorganization (the "Plan") approved by the U.S. Bankruptcy Court for the Western District of New York, effective as of November 21, 1996. For accounting purposes, under the terms of the Merger, NGNV was treated as the acquirer.

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

                  BWI, a Texas corporation, is an Internet company specializing in the development of web sites for communities of like businesses and the development of e-trade shows on the Internet for industries and professional organizations. To date, of the capital raised by BWI, $425,000 has been loaned to Newgold for payment of liabilities and current operating costs. Other Newgold liabilities will be settled with BWI stock and cash as required. The Relief Canyon Mine will be transferred to another corporation and a portion of any funds raised by this corporation will be committed to repay BWI for loans and other payments made for the benefit of Newgold.

         As of October 31, 1999, the Company had $541 in cash and a negative working capital of $2,054,452.. As the Company has been unable to obtain additional financing, it was required to curtail its development plans in November 1997 and cease operations except for care and maintenance of the Relief Canyon Mine. The Company's independent accountants have included an explanatory paragraph in their report on the Company's financial statements for the year ended January 31, 1999, indicating substantial doubt about the Company's ability to continue as a going concern.

                  At the Relief Canyon Mine, the Company had placed all mining operations on hold and has placed the mine into care and maintenance. The Company has two experienced personnel in place at the mine site. The personnel have evaporated 80% of the water in the preg and barren ponds so these ponds can contain snow melt and rain run-off from the leach pads as required by a plan approved and monitored by the Nevada Department of Environmental Protection (NDEP).

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


ITEM 2. Changes in Securities.

                  Stock split 3:2 on June 17, 1999 for shareholders of record June 10, 1999.

ITEM 3. Defaults on Senior Securities.

                 None.


ITEM 4. Matters Submitted to a Vote of Shareeholders.

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

NEWGOLD, INC.

/s/ A. Scott Dockter                              Date:  December 14, 1999
--------------------
A. Scott Dockter
Chief Executive Officer

/s/ Robert W. Morris                              Date:  December 14, 1999
--------------------
Robert W. Morris
Chief Financial Officer