Form 10KSB
period 2000-01-31
NEWGOLD INC
filed 2000-05-17
CIK 878808

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

          [X]ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the Fiscal year ended January 31, 2000

        [ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                         Commission file number 0-20722

                                  NEWGOLD, INC.
              ----------------------------------------------
              (Name of small business issuer in its charter)

        Delaware                                                 16-1400479
------------------------                                    --------------------
(State of other juris-                                      (I.R.S. Employer
diction of incorporation                                     Identification No.)
or organization)

14131 Midway Road, Suite 800, Addison, TX 75001             (972) 851-5434
-----------------------------------------------        -------------------------
(Principal executive offices)        (Zip code)        Issuer's Telephone Number

Securities registered under Section 12(b) of the Exchange Act:  None
                                                                ----

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

Aggregate market value of the voting stock held by non-affiliates as of May 1, 2000: $42,942,703

Number of shares of Common Stock outstanding as of May 15, 2000: 42,942,703

Documents Incorporated by Reference:  None.

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by a court.  Yes   No X
                                                                  ---  ---

         Transitional Small Business Disclosure Format (check one):  Yes   No X
                                                                        ---  ---

                                     PART I

Item 1.  Description of Business.

         Statements contained herein that are not historical facts are forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. The statements contain words such as "believes," "anticipates," "plans," "expects," "intends," "growth," "future," "opportunities," "goal," "strategy" and similar expressions and include statements regarding the Company's strategy, investment opportunities, and efforts to obtain funding commitments. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, risks and uncertainties regarding the performance of the Company's partner companies, the unproven nature of the Company's business model, the risk that investment opportunities in target companies meeting the Company's criteria may not be available upon terms acceptable to the Company, if at all, the risk that the capital and other resources that the Company will need to exploit its business model will not be available, and the other risks discussed under Business--"Risk Factors" in this report.

THE COMPANY

         Newgold, Inc., a Delaware corporation (the "Company"), has been engaged in the acquisition, development and exploration of gold-bearing properties in the continental United States. The Company currently has placed its only remaining property, the Relief Canyon Mine, located in Pershing County, Nevada, on a care and maintenance status, and, on April 18, 2000, the Company executed a contract for the sale of the remaining mining assets. The sale is expected to close on or before June 15, 2000. See "Business--Recent Developments."

         The Company no longer plans to pursue mine development operations. As discussed further in this section and also under Item 6, Management's Discussion and Analysis or Plan of Operation, Newgold, Inc. has recently embarked on a new business strategy whereby the Company will become an Internet holding company that invests in, and manages high-tech, Internet based, business-to-business, supply-chain e-commerce companies. The Company's independent accountants have included an explanatory paragraph in their report dated May 11, 2000, on the Company's financial statements for the years ended January 31, 2000, indicating substantial doubt about the Company's ability to continue as a going concern. If the Company's new strategy is not successful, then the Company will have no other recourse than to seek protection of the Federal Bankruptcy Courts.

The Company originally was incorporated as Newgold, Inc. under the laws of Nevada on September 1, 1993. The Company began operations as Newgold, Inc., a Delaware corporation, on November 21, 1996, on the effective date of a reverse merger between itself and a company known as Warehouse Auto Centers. The Company's headquarters are located at 14131 Midway Road, Suite 800, Addison, TX 75001; and its telephone number is (972) 851-5434. All references to the "Company" refer to the merged entity operating as Newgold, Inc.

         For financial information regarding the Company, see "Item 7: Financial Statements And Supplementary Data."

INTERNET INVESTMENT OPERATIONS

         Newgold, Inc. has recently established itself as an Internet company focused on investing in and developing business-to-business, or B2B, e-commerce and application service providers, or ASPs, through the incubation of a portfolio of what we call partner companies. Our goal is to become the premier B2B e-commerce and ASP incubation company by creating an incubation environment for a portfolio of partner companies that will enable them to emerge as successful Internet firms withstanding the traditional tests for investment: profitability and time. We believe that our sole focus on the B2B e-commerce industry will allow us to capitalize rapidly on new opportunities and to attract and develop leading B2B e-commerce companies

         Our operating strategy is to integrate our partner companies into a collaborative symbiotic business network providing partner companies core services through the direct investment in companies and the creation of strategic relationships. These key, functionally oriented core services are in technology innovation and development; strategic sales and marketing; recruiting and human resources; legal; and finance and accounting. The goal is to create an incubation environment for portfolio companies that enables them to emerge in the shortest time possible as successful Internet firms. We draw upon the extensive management experience of Newgold's senior management team; the expertise of our partner companies; and the talent provided by the members of our Advisory Board. Current Advisory Board members come from such established firms as Lycos, Nokia, EMC2, and Ernst and Young. We believe that building successful B2B e-commerce companies enhances the ability of our collaborative network to facilitate innovation and growth among our partner companies by understanding the needs of each qualified start-up company.

         B2B e-commerce is growing at a very rapid pace, thus creating tremendous market opportunities for new emerging companies. Some recent examples of B2B e-commerce growth projections include The Gartner Group's estimate that United States e-commerce trade will grow to $3.9 trillion by 2003; Forrester Research estimates such trade at $3.7 trillion, growing from a base of approximately $50 billion as of 1998. As reported by Merrill Lynch, the number of B2B exchanges supporting e-commerce has grown from 50 at December 1998 to 587 at February 2000. The number of B2B exchanges will continue to grow rapidly to support the explosive growth in B2B e-commerce trade. We expect to focus on two types of B2B e-commerce companies, which we call market makers and enabling application service providers.

         Market makers bring together corporations and dealers of products in both buying and selling transactions, in a worldwide Internet marketplace. We strive to find business solutions that reduce business process costs, enhance productivity, and provide complete information on market availability and pricing for the global trading community. The end result for all parties involved in the e-commerce transaction should be a more effective and lower cost of commerce. Market makers can operate in a vertical manner, typically in a specific industry or in a horizontal environment providing specific goods and services across multiple industries.

         Enabling application service providers sell software and services to businesses engaged in e-commerce. Many businesses need assistance in designing business practices to take advantage of the Internet and in building and managing the technological infrastructure needed to support B2B e-commerce.

         We have been very active since implementing our new business strategy in February 2000. We have evaluated over 300 business plans and have generated 24 letters of intent. We have also moved our headquartered in the United States from California to Dallas, Texas. We expect to continue to evaluate additional acquisition opportunities in the United States. In addition, we plan to open offices in London, England, Monaco and Singapore, which will focus on European and Asia Pacific B2B e-commerce opportunities.

         Prior to implementing our new strategy, we acquired an equity interest in Business Web, Inc. (also known as Comercis.com.), an Internet company specializing in the development of web sites for communities of like businesses and the development of e-trade shows on the Internet for industries and professional organizations. Our equity interest in Comercis consists of warrants to purchase up to 3,132,794 shares of common stock of Comercis at a purchase price of $3.00 per share. These warrants were acquired in connection with our agreement to terminate a Plan of Reorganization and Merger Agreement entered into with Comercis whereby Comercis was to be merged with our company.

         Industry Overview

         Business-to-business electronic commerce or B2B e-commerce refers to that portion of electronic commerce that takes place between businesses. Unlike B2C, or business-to-business-to-consumer e-commerce, B2B e-commerce emphasizes supply chain integration, direct marketing over the web, and electronic marketplaces. B2B e-commerce over the Internet can be as basic as a manufacturer putting up a bare-bones Web site to let distributors securely order a handful of products; it can be as complex as a distributor offering thousands of customers company-specific pricing and content, complex product configuration tools and near real-time access to inventory levels for its entire product line. Compared with traditional electronic data interchange (EDI) systems that run across private networks, Internet-based B2B e-commerce is seen as less of a challenge to implement, especially for smaller customers and suppliers that cannot handle EDI's cost and complexity.

         In September 1999, Bear Stearns reported on which industries are fertile territory for marketplaces to develop. Two of the characteristics they identified were size and a fragmented supply chain. A marketplace needs to have significant size to substantiate the effort required to build an e-commerce business that aggregates data and facilitates transactions. A fragmented supply chain is one where it is hard for buyers and sellers to find one another. An intermediary conducting e-commerce can bring the two sides together and can help buyers compare offerings. And when products, inventory levels and prices change quickly, or product descriptions are complex, the intermediary can aggregate such information and make it easier to search.

         In another recent report, The Yankee Group indicated that on average, companies are expected to purchase nearly 30 percent of goods and services electronically by 2004. In certain industries, this figure is expected to move as high as 50 percent.

         Opportunities for Emerging B2B E-Commerce Companies

         We believe that there are significant opportunities for companies that can assist traditional businesses in using the Internet to create more efficient markets and enable e-commerce. We focus on two types of B2B e-commerce companies: market makers and enabling application service providers.

                  Market Makers. Market Makers bring together corporations and dealers of products in both buying and selling transactions, in a worldwide Internet marketplace. B2B e-commerce business solutions reduce business process costs, enhance productivity, and provide complete information on market availability and pricing for the global trade community.

            o Market makers enable more effective and lower cost commerce for traditional businesses by providing access through the Internet to a broader range of buyers and sellers. Market makers typically operate in a specific industry or provide specific goods and services across multiple industries. Market makers tailor their business models to match a target market's distinct characteristics. We refer to market makers operating in a particular industry as vertical market makers, and to market makers operating across multiple industries as horizontal market makers.

            o Business-to-business marketplaces earn money in a variety of ways. Some sell advertising, although for many that is becoming a less important piece of the revenue stream. Matchmaking sites - those that gather requests for proposals or requests for quotes - may charge sellers a finder's fee for every buyer lead they pass on. Sites with a catalog component take a markup on the items they sell, just as distributors do. The typical range for markups in multivendor catalog sites is 5 percent to 15 percent, according to Bear, Stearns. Auction and exchange sites typically charge buyers or sellers or both a transaction fee.

                  Enabling Application Service Providers. Enabling application service providers offer a new value proposition to customers, combining packaged software applications, workflow management systems, communications services, hardware, network infrastructure and IT services which range from implementation to ongoing support services - all in a single, bundled solution. ASPs are usually capable of providing application solutions to customers at a lower cost than the customers' internal resources. This is due in a large part to the economies of scale they can primarily realize in lower labor management costs. Several characteristics make the overall ASP industry a highly attractive investment environment:

                  o High Recurring Revenue Streams. Most ASPs that are providing enterprise applications sign multi-year contracts with customers. This inherently creates less risk for an ASP to meet its revenue and earnings forecasts.

                  o Sticky Customer Situations. Once deployed, a customer becomes dependent on its ASP to configure, enhance, manage and support both its enterprise applications and corporate data. As a result a customer becomes fundamentally entrenched with its ASP, making it difficult for a customer switch to an internally managed scenario or another ASP.

                  o ASPs Currently Have Significant Margin Expansion Opportunities. Once a customer successfully deploys its first application with an ASP and realizes the benefits of the ASP model, ASPs will have a strong opportunity to cross-sell additional application solutions to that customer. Typically, sales and marketing costs of an additional solution are a fraction of the original solution; thus cross-selling produces both incremental revenue and more profitable margin expansion. The second margin expansion opportunity is the cross selling of additional services. As customers evolve and grow their businesses, a customer may require more bandwidth or additional professional services. ASPs will also benefit as their customers purchase additional seats or user licenses. Finally, many ASPs are still early in their lifecycle and have large fixed investments, such as building data centers and client care organizations. As ASPs experience rapid revenue growth over the next few years, many ASPs will realize significant margin expansion as they leverage their fixed cost structure.

                  o Expected Rapid Revenue Growth. The ASP industry continues to be an early stage, rapid growth market. IDC expects growth of the enterprise portion of the ASP market to exceed 90% per annum over the next few years.

         Our Solution and Strategy

         Our strategy is to provide an incubation environment, designed to nurture business-to-business, Internet-based start-ups from the conceptual stage to an initial public offering or other liquidity event. Elements of our strategy include:

              o Focusing on investing in a portfolio of Internet start-up companies engaged in the digital conversion of traditional business supply chain models into global virtual trade communities.

              o Optimizing the relationships between our partner companies by creating a collaborative environment that focuses on state-of-the-art technology, human capital, and the use of innovative business solutions.

              o Providing an investment medium that provides our strategic partners with both funding and revenue opportunities.

         We are business partners with each of our partner companies, encouraging them to strive for success. We strive to understand the needs of each the companies we invest in as a result of an extensive due diligence effort that is performed for each investment. Our strategy is to provide operational support in the following key, functionally oriented core services of technology innovation and development; strategic sales and marketing; recruiting and human resources; legal; and finance and accounting. We also intend to oversee the business plan implementation of each partner company by providing a business mentor who facilitates the implementation by use of the core services indicated above.

         Targeting Investment Opportunities

         We currently utilize several methods to find or create potential partner companies. Our expertise in the B2B e-commerce market has allowed us to create and develop potential concepts on our own. We call such opportunities "hatchings". We also receive many unsolicited requests of individuals or companies regarding specific proposals for investment. Members of our Advisory Board and our strategic partners also provide us potential investments that they are specifically aware of from their daily business activities.

         Acquiring Interests in Partner Companies

         After we identify an attractive potential partner company, we negotiate the acquisition of a significant interest in the company. As a condition to an acquisition, we require representation on the company's board of directors to ensure our ability to provide active guidance to the partner company. We structure acquisitions to permit the partner company's management and key personnel to retain an equity stake in the company. After acquiring interests in partner companies, we frequently participate in their follow-on financings and seek to increase our ownership positions.

         Our team of senior internet and technology executives have leveraged their 100+ years of combined experience to develop and implement a process by which we can invest in the best business-to-business, e-commerce and application service provider companies with the highest probability of success.

         Our investment process is divided into several key sub-processes to clearly focus on each individual component of what creates a successful investment:

         1. The Opportunity Discovery process:

                  This process allows us to invest in companies that clearly match our strategy and benefit our strategic pipeline partners' business model and success.

         2. The Assessment process:

                  With the optimal probability of a successful IPO or liquidity event foremost on our mind, we apply a specific set of screening criteria that assures a more educated and accurate choice for inclusion into our portfolio.

         3. The LOI/Term Sheet process:

                  The specific steps of this process insure the development of a strong, mutual agreement between our company and the candidate team and, more importantly, the agreement on the requirements to achieve success.

         4. The Due Diligence process:

                  Our Due Diligence process has been developed in a way that creates a very collaborative environment, by which (1) supporting information and documentation are shared without hesitation, and (2) a detailed gap analysis of our partnership company is prepared to provide a valuable roadmap for our partnership company in executing on their business plan.

         5. The Funding agreement process:

                  We have developed a unique funding process that eliminates the roadblocks, which many times slows down or prevents the completion of this agreement.

         6. The Deployment process:

                  We dedicate a highly skilled and experienced managing director
         (MD) to support each partnership company. The MD starts the company on our unique Fast Start program, which accelerates the company's execution of their business plan. The MD continually applies our ongoing gap analysis process to judge progress, and leverages the collaboration between portfolio partners to meet the ever-increasing needs of a fast growing company.

         Implementing the Strategy

         In implementing our strategy, we leverage the collective knowledge and experience of our partner companies, strategic partners and Advisory Board members. Our Advisory Board will consist of more than 10 experienced executives from various backgrounds who provide our network with strategic guidance, sales, marketing and information technology expertise and industry contacts. Ideally, we will own 40% or more of each of our partner companies, with management and public shareholders owning the remaining interests; however, we believe that we can have significant influence at any ownership level.

         Government Regulation

         Our existing and future partner companies are and will be subject to federal, state and local laws governing conduct of business on the Internet. Legislative and regulatory proposals are under consideration that would regulate certain aspects of the Internet, including online content, copyright infringement, user privacy, taxation, access charges, liability for third-party activities, and jurisdiction. In addition, various federal, state, local and foreign governmental organizations are considering, and may consider in the future, other legislative and regulatory proposals that would regulate certain aspects of the Internet. For example, the U.S. Federal Trade Commission is considering regulations regarding the collection and use of personal identifying information obtained from individuals when accessing Web sites, with particular emphasis on access by minors. The U.S. Congress is also considering legislation that would address similar privacy issues. The European Union has recently enacted several directives relating to the Internet, including directives that regulate the distribution of certain prohibited materials, privacy, e-Commerce, security, commercial piracy, consumer protection and taxation of transactions completed over the Internet. Other areas of potential regulation include libel, pricing, quality of products and services and intellectual property. The continued growth and development of e-Commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. The adoption of additional laws or regulations may impair the growth of the Internet or create uncertainty in the marketplace, which could result in a decrease the demand for our partner companies' services and increase their cost of doing business.

         A number of legislative proposals have been made in the United States and by some European governments that would impose additional taxes on the sale of goods and services over the Internet, and some states have taken measures to tax Internet-related activities. Although the U.S. Congress recently placed a three-year moratorium on state and local taxes on Internet access and discriminatory taxes on electronic commerce, existing state or local laws were expressly excepted from this moratorium. Once this moratorium is lifted, federal or state taxes could be imposed on Internet commerce. This legislation, or other attempts at regulating commerce over the Internet, could substantially increase the costs incurred by our partner companies' customers when doing business over the Internet, and as a result, materially adversely affect the demand for our partner companies' services.

         Competition

         We may compete with our shareholders, partner companies, Advisory Board members and strategic partners for Internet-related opportunities. These shareholders, Advisory Board members and strategic partners may compete with us to acquire interests in B2B e-commerce companies, which may give these companies access to our business plan and knowledge about potential acquisitions. In addition, we may compete with our partner companies to acquire interests in B2B e-commerce companies, and our partner companies may compete with each other for acquisitions or other B2B e-commerce opportunities. These elements of competition may prevent potential investment companies from partnering with us and reduce our ability to implement our Internet investment strategy.

         We face competition from other capital providers including publicly traded Internet companies, venture capital companies and large corporations. Many of these competitors have greater financial resources and brand name recognition than we do. These competitors may limit our opportunity to acquire interests in new partner companies. If we cannot acquire interests in attractive companies, our strategy to build a collaborative network of partner companies may not succeed.

MINING OPERATIONS

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

         On January 10, 1995, the Company purchased the mine from Welsh for $500,000. The mine at that time consisted of 39 unpatented lode mining claims, an empty building except for three carbon tanks and a boiler for carbon strip solution, four detoxified leach pads, a preg pond for gold bearing solution, a barren pond for solution from which gold had been removed, water rights, and various permits. From acquisition through November 1997, the Company refurbished the processing facilities by the purchase and installation of all equipment required to process the gold bearing leach solution when the mine was returned to production.

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

         On October 19, 1998, Santa Fe terminated the Welsh lease as a result of the Company's inability to maintain the required insurance and the Company's inability to post a reclamation bond for the property. The loss of the Santa Fe property in no way adversely affects the Company's mining position.

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

         Repadre Capital Corporation ("Repadre") purchased a 3% NSR royalty, that was allocated to two properties, from the Company for $500,000 during 1996 (the "Repadre royalty"). These funds were applied to the Company's ongoing reserve confirmation and expansion program at the Relief Canyon Mine. Under the terms of Repadre royalty, Repadre had the option to reallocate the Repadre royalty to the Relief Canyon Mine. In 1997, Repadre purchased a 1% NSR royalty on the Relief Canyon mine by payment of $300,000 to the Company. The Company has recorded the total payyments received of $800,000 as deferred revenue.

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

         Government Controls and Regulations

         As long as the Company retains control and has not divested itself of the Relief Canyon Mine and any liability related thereto, the Company is subject to extensive governmental controls and regulations that are subject to amendment from time to time. The Company is unable to predict what additional legislation or amendments may be proposed that might affect care and maintenance of the mine or the time at which any such proposals, if enacted, might become effective. Such legislation or amendments, however, could require increased capital and operating expenditures and could prevent or delay divesture of the mine by the Company.

         Outlined below are some of the more significant aspects of governmental controls and regulations that materially affect the Company's interests in the mine.

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

         The State of Nevada, where the Company's mine property is located, adopted the Mined Land Reclamation Act (the "Nevada Act") in 1989 which established design, operation, monitoring and closure requirements for all mining facilities. The Nevada Act has increased the cost of designing, operating, monitoring and closing mining facilities and could affect the cost of operating; monitoring and closing existing mine facilities. The State of Nevada also has adopted reclamation regulations pursuant to which reclamation plans have been prepared and financial assurances established for existing facilities.

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

         Gold mining and processing operations by another entity would generate large quantities of solid waste, which is subject to regulation under the RCRA and similar state laws. The majority of the waste, which was produced by such operations, is "extraction" waste that EPA has determined not to regulate under RCRA's "hazardous waste" program. Instead, the EPA is developing a solid waste regulatory program specific to mining operations under the RCRA. Of particular concern to the mining industry is a proposal by the EPA entitled "Recommendation for a Regulatory Program for Mining Waste and Materials Under Subtitle D of the Resource Conservation and Recovery Act" ("Strawman II") which, if implemented, would create a system of comprehensive Federal regulation of the entire mine site. Many of these requirements would be duplicates of existing state regulations. Strawman II as currently proposed would regulate not only mine and mill wastes but also numerous production facilities and processes which could limit internal flexibility in operating a mine. To implement Strawman II the EPA must seek additional statutory authority, which is expected to be requested in connection with Congress' reauthorization of RCRA.

         The Company also is subject to regulations under (i) the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA" or "Superfund") which regulates and establishes liability for the release of hazardous substances and (ii) the Endangered Species Act ("ESA") which identifies endangered species of plants and animals and regulates activities to protect these species and their habitats. Congress is considering revisions to "CERCLA" and "ESA"; the impact of these revisions on the Company is not clear at this time.

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

         Competition

         The Company has competed with other mining companies in connection with the acquisition of capital, mining claims and leases on precious metal properties. There is significant competition for the limited number of precious metals acquisition opportunities in the continental United States. As a result of this competition, much of which is with companies with greater financial resources, the Company is unable to continue to acquire attractive mining properties and capital on terms it considers acceptable.

EMPLOYEES

         As of May 15, 2000, the Company had a total of 7 full-time employees. None of the Company's employees are subject to any collective bargaining agreements or union affiliations. Relations between management and employees are considered to be good.

RISK FACTORS

         We have no relevant Internet operating history upon which you may evaluate us.

          Although we were formed in September 1993, we have only recently adopted our new business strategy of investing in, and managing high-tech, Internet based, business-to-business, supply-chain e-commerce companies. Accordingly, we have no operating history upon which you may evaluate our new business and prospects. The partner companies that we intend to invest in are among the many companies that have entered into the emerging business-to-business e-commerce market. Many of those companies are in the early stages of their development. Our business and prospects must be considered in light of the risk, expense and difficulties frequently encountered by companies in early stages of development, particularly companies in new and rapidly evolving markets such as business-to-business e-commerce. If we are unable to effectively allocate our resources to acquire and help grow those companies, our stock price may be adversely affected and we may be unable to execute our strategy of developing a collaborative network of partner companies.

         The success of our Internet business will depend upon the performance of our partner companies, which is uncertain.

         Economic, governmental, industry and internal company factors outside our control will affect each of our future partner companies. If those companies do not succeed, the value of our assets and the price of our common stock could decline. The material risks relating to our future partner companies include any future lack of the widespread commercial use of the Internet, which may prevent those companies from succeeding; and intensifying competition for the products and services e-commerce companies offer, which could lead to the failure of some of those companies.

         Our Internet business model is unproven.

         Our strategy is based on an unproven business model. Our business model depends on the willingness of companies to join our collaborative network and the ability of the collaborative network to assist our partner companies. Our business model depends on our ability to share information within our network of partner companies. If competition develops among our partner companies, we may be unable to fully benefit from the sharing of information within our network of partner companies. If we cannot convince companies of the value of our business model, our ability to attract new companies will be adversely affected and our strategy of building a collaborative network may not succeed.

         We face competition from other potential acquirers of business-to-business e-commerce companies.

         We face competition from other capital providers including publicly traded Internet companies, venture capital companies and large corporations. Many of these competitors have greater financial resources and brand name recognition than we do. These competitors may limit our opportunity to acquire interests in new partner companies. If we cannot acquire interests in attractive companies on reasonable terms, our strategy to build a collaborative network of partner companies may not succeed.

         We have incurred significant operating losses and have a large accumulated deficit.

         We have incurred significant operating losses from our mining business in each fiscal quarter since our inception. For the years ended January 31, 1999 and 2000, our operating losses were $661,667 and $770,680, respectively, and, at January 31, 2000, we had an accumulated deficit of $10,535,717. These losses are continuing, though at a higher rate, and will likely continue in the near future. Even though we have changed the focus of our business, we will continue to carry this accumulated deficit and can offer you no assurances that we will ever be able to achieve profitable operations.

         We may have difficulty raising the money we need in the future.

         We will likely be required to obtain additional financing in both the short term and the long term to successfully carry out our new business plan. We currently have no committed sources of additional capital. We can offer no assurances that additional funds can be raised. In addition, even if we find outside funding sources, we may be required to issue to such outside sources securities with greater rights than those currently possessed by holders of our common stock. We may also be required to take other actions that may lessen the value of our common stock, including borrowing money on terms that are not favorable to us.

         Our strategy of expanding our business through acquisitions of other businesses and technologies presents special risks.

         We intend to expand through the acquisition of businesses, technologies, products and services from other businesses. Acquisitions involve a number of special problems, including:

         o Difficulty integrating acquired technologies, operations, and operational resources as personnel with our existing management tries to oversee business; larger operations;

         o Strain on our managerial and operational resources as our management tries to oversee larger operations;

         o Diversion of our management's attention in connection with negotiating the acquisitions and integrating the assets;

         o    Exposure to unforeseen liabilities of acquired companies;

         o The requirement to record additional future operating costs for the amortization of good will and other intangible assets, which amounts could be significant;

         o Potential issuance of securities in connection with acquisitions, which securities dilute the holders of our currently outstanding securities; and

         o    The need to incur additional debt.

         We may not be able to successfully address these problems. Moreover, our future operating results will depend to a significant degree on its ability to successfully manage growth and integrate acquisitions. In addition, many of our investments are in early-stage companies with limited operating histories and limited or no revenues. We may not be able to successfully develop these young companies.

         We may not have opportunities to acquire interests in additional companies.

         We may be unable to identify companies that complement our strategy, and even if we identify a company that complements our strategy, we may be unable to acquire an interest in the company for many reasons, including:

o A failure to agree on the terms of the acquisition, such as the amount or price of our acquired interest.

         o    Incompatibility between us and management of the company;

         o Competition from other acquirors of business to business e-commerce companies.

         o    A lack of capital to acquire an interest in the company.

         o    The unwillingness of the company to partner with us.

         If we cannot acquire interests in attractive companies, our strategy to build a collaborative network of partner companies may not succeed.

         Our resources and our ability to manage newly acquired partner companies may be strained as we acquire more business-to-business e-commerce companies.

         We plan to acquire significant interests in business-to-business e-commerce companies that complement our business strategy. These acquisitions may place a significant strain on our resources, ability to manage such companies and ability to integrate them into our collaborative network. Future acquisitions are subject to the following risks:

         o Our acquisitions may cause a disruption in our ongoing support of our partner companies, distract our management and other resources and make it difficult to maintain our standards, controls and procedures.

         o We may acquire interests in companies in business-to-business e-commerce markets in which we have little experience.

         o We may not be able to facilitate collaboration between all of the companies that we acquire.

         o To fund future acquisitions we may be required to incur debt or issue equity securities, which may be dilutive to existing shareholders.

         We may have to incur the time and expense of registration under the Investment Company Act of 1940 or take significant steps to avoid becoming subject to regulation under that Act.

         Our business plan is to actively engage in the business of business-to-business e-commerce through a network of majority-owned subsidiaries and companies that we will be considered to "control." Under the Investment Company Act, a company is considered to control another company if it owns more than 25% of that company's voting securities. A company may be required to register as an investment company if more than 45% of its total assets consists of, and more than 45% of its income/loss and revenue attributable to it over the last four quarters is derived from, ownership interests in companies it does not control. Because many of our future partner companies may not be majority-owned subsidiaries, and because we may own 25% or less of the voting securities of some of our future partner companies, we may become subject to regulation under the Investment Company Act unless we take precautionary steps. For example, in order to avoid having excessive income from "non- controlled" interests, we may not sell minority interests we would otherwise want to sell or we may have to generate non-investment income by selling interests in partner companies that we are considered to control. We may also need to ensure that we retain more than 25% ownership interests in our future partner companies after any equity offerings. In addition, we may have to acquire additional income or loss generating majority-owned or controlled interests that we might not otherwise have acquired or may not be able to acquire "non- controlling" interests in companies that we would otherwise want to acquire.

         We depend on certain important employees, and the loss of any of those employees may harm our business.

         Our performance will be substantially dependent on the performance of our executive officers and other key employees, in particular, Jamie Cutburth, our chairman, president and chief executive officer, Jes Engelmann, our chief operating officer, and Jim Kluber, our chief financial officer. The familiarity of these individuals with the Internet industry makes them especially critical to our success. In addition, our success is dependent on its ability to attract, train, retain and motivate high quality personnel, especially for our management team. The loss of the services of any of our executive officers or key employees may harm our business. Our success also depends on its continuing ability to attract, train, retain, and motivate other highly qualified technical and managerial personnel. Competition for such personnel is intense.

         The success of some of our future partner companies will also depend on their having highly trained technical and marketing personnel. Our partner companies will need to continue to hire additional personnel as their businesses grow. A shortage in the number of trained technical and marketing personnel could limit the ability of our partner companies to increase sales of their existing products and services and launch new product offerings.

         Our growth could be impaired by limitations on our and our partner companies' access to the capital markets.

         We are dependent on the capital markets for access to funds for acquisitions and other purposes. Our future partner companies will also be dependent on the capital markets to raise capital for their own purposes. To date, there have been a substantial number of Internet-related initial public offerings and additional offerings are expected to be made in the future. If the market for Internet-related companies and initial public offerings were to weaken for an extended period of time, our ability and the ability of our partner companies to grow and access the capital markets will be impaired.

         We may be unable to obtain maximum value for our future partner company interests.

         We expect to acquire significant positions in our partner companies. While we generally do not anticipate selling our interests in those companies, if we were to divest all or part of an interest in a partner company, we may not receive maximum value for this position. If we elect to sell an interest in partner companies with publicly traded stock, we may be unable to sell our interest at then-quoted market prices. Furthermore, for those partner companies that do not have publicly-traded stock, the realizable value of our interests may ultimately prove to be lower than the carrying value currently reflected in our consolidated financial statements.

         The success of our partner companies will depend on the development of the business-to-business e- commerce market, which is uncertain.

         Many of our future partner companies will rely on the Internet for the success of their businesses. The development of the e-commerce market is in its early stages. If widespread commercial use of the Internet does not develop, or if the Internet does not develop as an effective medium for providing products and services, our partner companies may not succeed.

         Our long-term success depends on widespread market-acceptance of business-to-business e- commerce. A number of factors could prevent such acceptance, including the following:

         o The unwillingness of businesses to shift from traditional processes to business to business e-commerce processes;

         o The necessary network infrastructure for substantial growth in usage of business to business e-commerce may not be adequately developed;

         o Increased government regulation or taxation may adversely affect the viability of business to business e-commerce;

         o Insufficient availability of telecommunication services or changes in telecommunication services could result in slower response times for the users of business to business e-commerce; and

         o Concern and adverse publicity about the security of business to business e-commerce transactions.

         Concerns regarding security of transactions and transmitting confidential information over the Internet may have an adverse impact on our business.

         We believe that concern regarding the security of confidential information transmitted over the Internet prevents many potential customers from engaging in online transactions. If we invest in partner companies that depend on such transactions but do not add sufficient security features to their product releases, those partner companies' products may not gain market acceptance or there may be additional legal exposure to them.

         Despite the measures some of our partner companies may take, the infrastructure of each of them will be potentially vulnerable to physical or electronic break-ins, viruses or similar problems. If a person circumvents the security measures imposed by any one of those companies, he or she could misappropriate proprietary information or cause interruption in operations of the company. Security breaches that result in access to confidential information could damage the reputation of any one of our future partner companies and expose the company affected to a risk of loss or liability. Some companies may be required to make significant investments and efforts to protect against or remedy security breaches. Additionally, as e-commerce becomes more widespread, our future partner companies' customers will become more concerned about security. If our future partner companies are unable to adequately address these concerns, they may be unable to sell their goods and services.

         Rapid technological changes may prevent our partner companies from remaining current with their technical resources and maintaining competitive product and service offerings.

         The markets in which our future partner companies will operate are characterized by rapid technological change, frequent new product and service introductions and evolving industry standards. Significant technological changes could render their existing Web site technology or other products and services obsolete. The e-commerce market's growth and intense competition exacerbate these conditions. If our future partner companies are unable to successfully respond to these developments or do not respond in a cost-effective way, our business, financial condition and operating results will be adversely affected. To be successful, those companies must adapt to their rapidly changing markets by continually improving the responsiveness, services and features of their products and services and by developing new features to meet the needs of their customers. Our success will depend, in part, on our partner companies' ability to license leading technologies useful in their businesses, enhance their existing products and services and develop new offerings and technology that address the needs of their customers. Our partner companies will also need to respond to technological advances and emerging industry standards in a cost-effective and timely manner.

         Government regulations and legal uncertainties may place financial burdens on our business and the businesses of our partner companies.

         As of the date of this filing, there were few laws or regulations directed specifically at e-commerce. However, because of the Internet's popularity and increasing use, new laws and regulations may be adopted. These laws and regulations may cover issues such as the collection and use of data from Web site visitors and related privacy issues, pricing, content, copyrights, online gambling, distribution and quality of goods and services. The enactment of any additional laws or regulations may impede the growth of the Internet and business-to-business e-commerce, which could decrease the revenue of our partner companies and place additional financial burdens on our business and the businesses of our future partner companies.

         Laws and regulations directly applicable to e-commerce or Internet communications are becoming more prevalent. For example, the United States Congress recently enacted laws regarding online copyright infringement and the protection of information collected online from children. Although these laws may not have a direct adverse effect on our business or those of our partner companies, they add to the legal and regulatory burden faced by business-to-business e-commerce companies.

         We may issue securities, which may dilute current shareholders' ownership interest.

         In the future, we may issue securities to raise cash for acquisitions, and we may also pay for interests in additional partner companies by using a combination of cash and our common stock, or just our common stock. Any of these events may dilute our shareholders' ownership interest in us.

         Our common stock price may become highly volatile.

         The trading prices of many technology and Internet-related company stocks have experienced significant price and volume fluctuations in recent months. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. Any negative change in the public's perception of the prospects of Internet or e-commerce companies could depress our stock price regardless of our results.

         The following factors will add to our common stock price's volatility:

         o Actual or anticipated variations in our quarterly results and those of our future partner companies;

         o New sales formats or new products or services offered by us, our future partner companies and their competitors;

         o Changes in our financial estimates and those of our future partner companies by securities analysts;

         o    Changes in the size, form or rate of our acquisitions;

         o Conditions or trends in the Internet industry in general and the business to business e-commerce industry in particular;

         o Announcements by our future partner companies and their competitors of technological innovations;

         o Announcements by us or our partner companies or our competitors of significant acquisitions, strategic partnerships or joint ventures;

         o Changes in the market valuations of our future partner companies and other Internet companies;

         o    Our capital commitments;

         o Negative changes in the public's perception of the prospects of e-commerce companies; o General economic conditions such as a recession, or interest rate or currency rate fluctuations;

         o Additions or departures of our key personnel and key personnel of our future partner companies; and

         o    Additional sales of our securities.

         Many of these factors are beyond our control. These factors may decrease the market price of our common stock, regardless of our operating performance. In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management's attention and resources, which could have a material adverse effect on our business, operating results and financial condition.

         A significant number of our shares that are not currently eligible for sale in the market will become eligible in the future and may impact the market price of our common stock.

         There are 42,942,703 shares of our common stock issued and outstanding as of the date of this filing. Of these shares, approximately 17,000,000 shares are freely tradable without restriction. The balance of the shares is restricted from resale, and none of these restricted shares may currently be sold under SEC Rule 144. These shares may become eligible for sale at such time as may be permitted under the provisions of Rule 144. We can make no prediction as to the effect, if any, that future sales of additional shares of common stock or the availability of additional shares for sale will have on the market price of the common stock. Nevertheless, the possibility that substantial amounts of our common stock may be sold in the public market may adversely affect prevailing market prices for the common stock.

FORWARD LOOKING STATEMENTS. A number of the matters and subject areas discussed in the foregoing "Risk Factors" section and elsewhere in this Annual Report that are not historical or current facts deal with potential future circumstances and developments. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from the Company's actual future experience involving any one or more of such matters and subject areas. The Company has attempted to identify, in context, certain of the factors that it currently believes may cause actual future experience and results to differ from the Company's current expectations regarding the relevant matter or subject area. The operation and results of the Company's business also may be subject to the effect of other risks and uncertainties in addition to the relevant qualifying factors identified elsewhere in the foregoing "Risk Factors" section, including, but not limited to, general economic conditions in the Internet industry, access to sufficient debt or equity capital to meet the Company's operating and financing needs, and other risks and uncertainties described from time to time in the Company's reports filed with the Securities and Exchange Commission.

RECENT DEVELOPMENTS

         In April 2000, the Company announced that it has entered into an agreement for the sale of its Relief Canyon Mining Project to an entity owned by
A. Scott Dockter, a former officer and director of the Company and a current significant shareholder of the Company, in exchange for the payment of $960,000 and the surrender of $960,000 worth of the Company's Common Stock based on the average closing bid price of the Company's Common Stock during the 10-day period prior to closing. The sale is expected to close in June 2000. A separate independent valuation of the Company's Relief Canyon assets will be performed to insure that at minimum a fair market value is received.

Item 2.  Description of Properties.

         The Company's corporate office is located at 14131 Midway Road, Suite 800, Addison, Texas. The Company leases an aggregate of 3,000 square feet of office space at this address at a monthly rental of approximately $10,000 per month. The rental rate includes phone, receptionist and other general office services in the monthly rent.

         The Company also owns the Relief Canyon Mine. See "Business--Mining Operations."

Item 3.  Legal Proceedings.

         On December 3, 1996, plaintiff Roy Christiansen filed a breach of contract action against the Company in the Second Judicial District, Washoe County, Reno, Nevada. Plaintiff alleged that he was owed $250,000 relating to recovery of his investment in a property subsequently acquired by the Company. It was discovered during the pendancy of this action that a former Secretary-Treasurer of Newgold, Inc., (prior to the Company going public through its merger with Warehouse Auto) signed a contract in 1994 which obligated the Company, Newgold, Inc. (the Delaware Corporation) to pay $250,000 to Christiansen, a former developer of the Golden Asset project which Newgold purchased and is located in Helena Montana. This obligation was unknown to the current principals of the Company. During the course of litigation, Plaintiff moved the court for summary judgment based on this signed agreement; this motion was granted and a judgment for $250,000 was entered against the Company. Subsequent to January 31, 2000, the Company paid this judgment through the issuance of 350,000 shares of Common Stock to a shareholder that acquired an interest in this judgment.

         On May 7, 1997 a judgment was entered against the Company on behalf of the plaintiff, Roger Primm, in the Second Judicial District, Washoe County, Reno, Nevada. The underlying lawsuit sought repayment of a loan made by the plaintiff to the Company; loan proceeds were used for development purposes at the Company's mining properties. Subsequent to January 31, 2000, the Company paid this judgment through the issuance of 300,000 shares of Common Stock to a shareholder that acquired the interest in this judgment.

         On June 24, 1998 the Company's former Reno landlord, Bedford Properties, initiated an unlawful detainer action against the Company for rents owed with regard to the Company's offices in Reno, Nevada. The parties stipulated to a judgment of $40,000 for all past and future rents owed and this judgment was entered against the Company on October 23, 1998 in the Second Judicial District, Washoe County, Reno, Nevada.

         On March 11, 1998, one of the Company's former consulting firms, JBR Consultants, instituted a suit against the Company for sums due under a consultant engineering contract. On August 19, 1998 the court for the Second Judicial District, Washoe County, Reno, Nevada, entered a default judgment against the Company for $28,815. During the fiscal year ended January 31, 2000, the outstanding balance of the judgment was paid down to approximately $815.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

         The Company's Common Stock is listed on the NASD Electronic Bulletin Board and trades under the symbol "NGLD." As of May 15, 2000, there were 889 holders of record of the Common Stock

         The following table sets forth the high and low bid prices for the Common Stock, as reported by the NASD's Electronic Bulletin Board for the quarters indicated. The prices set forth represent quotes between dealers and do not include commissions, mark-ups or mark-downs, and may not represent actual transactions.

                                    High Bid      Low Bid
                                    --------      -------
         Fiscal Quarter Ended:
         ---------------------

         April 30, 1998             0.375         0.375
         July 31, 1998              0.125         0.125
         October 31, 1998           N/A           N/A
         January 31, 1999           0.07          0.07
         April 30, 1999             0.46          0.46
         July 31, 1999*             0.70          0.64
         October 31, 1999           0.67          0.24
         January 31, 2000           0.44          0.115

         *After the effect of a 3 for 2 stock split.

         The Company has paid no cash dividends to date on its Common Stock. The Company anticipates for the foreseeable future its earnings, if any, will be retained for use in its business and that no cash dividends will be paid on the Common Stock.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

        The following discussion should be read in conjunction with, and is qualified by reference in its entirety by, the financial statements and notes thereto included elsewhere in this report.

        Statements contained herein that are not historical facts are forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. The statements contain words such as "believes," "anticipates," "plans," "expects," "intends," "growth," "future," "opportunities," "goal," "strategy" and similar expressions and include statements regarding the Company's strategy, investment opportunities, and efforts to obtain funding commitments. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, risks and uncertainties regarding the performance of the Company's partner companies, the unproven nature of the Company's business model, the risk that investment opportunities in target companies meeting the Company's criteria may not be available upon terms acceptable to the Company, if at all, the risk that the capital and other resources that the Company will need to exploit its business model will not be available, and the other risks discussed under Business--"Risk Factors" in this report.

        The Company was engaged primarily in the exploration and development of mining properties. The Company is the result of a merger between a Chapter 11 bankrupt shell, Warehouse Auto Centers, Inc. (WAC) and Newgold, Inc., a Nevada Corporation, (NGNV) pursuant to a Plan of reorganization approved by the U.S. Bankruptcy Court as of November 21, 1996. For accounting purposes, under the terms of the Merger, NGNV was treated as the acquirer. Accordingly, the historical financial statements prior to November 21, 1996 are those of NGNV and do not reflect any financial information of WAC as a separate entity. In addition, under the terms of the Merger, NGNV's fiscal year was changed from December 31 to January 31. Hence, the comparative financial information is for thirteen months ended January 31, 1997 and 12 months for the years ended January 31, 1999 and January 31, 2000.

        The Company was engaged in the business of acquiring dormant, potential gold producing properties located in the continental United States and of developing such properties into commercial gold mining operations. Considering the present depressed gold market, the Company's Board of Directors has approved plans for the Company to sell its remaining gold mining assets.

        Newgold, Inc. has recently embarked on a new business strategy whereby the Company will become an Internet holding company that invests in, and manages high-tech, Internet based, business-to-business, supply-chain e-commerce companies.

         Plan of Operation

         Subsequent to January 31, 2000, the Company began to implement its new business strategy . Accordingly, the Company has begun to hire executives and professional staff familiar with such companies. While no specific transactions have closed as of the date of this filing, the operating expenses of the Company have increased substantially since January 31, 2000 and are expected to continue to increase in order to implement its new business strategy.

        The new business strategy will require additional capital to be raised, as current working capital is not sufficient to fund operations for the remainder of the current fiscal year. Each new investment that the Company makes will generally require additional capital from $500,000 to $5,000,000; such amounts would typically be funded in the respective investment over a one to two year period.

        The Company does not conduct research and development per se, but does expend considerable effort to source viable investment opportunities. Currently most employees are utilized in this effort. As investments are made, some of the current management employees will become actively involved with overseeing our investments in partner companies. Current plans are for the company to have between 20 and 30 employees; the timing of the hiring of any additional employees is dependent on how successful we are at finding qualified investments.

        Funding will be required for investments and to cover operating expenses. Subsequent to January 31, 2000 the Company has raised $1.1 million in this regard. Additional funding is currently required to continue to implement the Internet investment strategy.

        As of the date of this filing, the Company has derived no significant revenue from its operations. As a mine owner, and until the mining assets are sold, the Company's capital requirements have been and will continue to be significant. The Company has been dependent primarily on the private placements of its securities as its sole source of funding its operations.

        Financial Condition of the Company as of January 31, 2000

         As of January 31, 2000, the Company had $2,163 in cash and a negative working capital of $1,354,924. If the Company were to attempt to continue pursuing mining operations, the Company would require approximately $2.5 million in additional working capital above the current working capital deficiency to bring the mine into full production. Since January 1998, the Company had pursued several possible funding opportunities including the sales of royalties on other gold properties and on industrial minerals. As the Company has been unable to obtain additional financing, it was required to curtail its development plans in November 1997 and cease operations except for care and maintenance of the Relief Canyon Mine. The Company is no longer continuing its efforts to obtain funding for its mining operations.

        Currently the Company is attempting to obtain funding for its Internet investment operations. Subsequent to January 31, 2000, the Company raised approximately $1.1 million based on its new operating strategy and is continuing efforts to raise additional capital for future investments and to fund current operating expenses. There can be no assurance that any of such opportunities will result in actual funding or that additional financing will be available when needed, on commercially reasonable terms, or at all. The Company's independent accountants have included an explanatory paragraph in their report on the Company's financial statements for the year ended January 31, 2000, indicating substantial doubt about the Company's ability to continue as a going concern.

        Results of Operations

        For the year ended January 31, 2000, operating expenses, which consist of general and administrative expenses, exploration costs and other operating charges were approximately $770,700 as compared to approximately $661,700 for the year ended January 31, 1999.

        Exploration and evaluation expenses for the year ended January 31, 2000 were approximately $45,000 as compared to exploration expenses of approximately $153,000 for year ended January 31, 1999. A credit of $25,000 for the reclamation reserve for Washington Gulch Mine, which was sold in July 1998, partially offset expense recorded for options and geological surveys of other mining properties of $92,800. This expense amount included $55,000 for an option payment on a bentonite mine that was recorded in exchange for 125,000 shares of Company common stock.

        General and administrative expenses were approximately $714,300 for the year ended January 31, 2000 versus approximately $508,600 for the year ended January 31, 1999. Officer salaries for the year ended January 31, 2000 were $247,250 versus $265,750 for the year ended January 31, 1999. Legal and professional expenses for the year ended January 31, 2000 were $275,324, and included $12,155 related to the audits and SEC filings of the Company. Legal and professional expenses for the year ended January 31, 1999 were $19,238 and included $13,060 related to the audits and SEC filings for the Company.

        Liquidity and Capital Resources

        The Company has financed most of its operations principally through private placements of the Company's common stock.

        In April 1998 the Company issued 5,616,977 shares to investors and brokers who had contributed $548,000 from a Regulation S offering at $.10 per share. Funds of approximately $229,000 were distributed by the investment banker directly to lien holders of Relief Canyon Mine and approximately $62,000 was distributed in commissions and fees. The balance of approximately $257,000 was remitted to the Company for operating expenses.

         On August 31, 1995, the Company granted to Edward Mackay ("Mackay") a one-year option (the "Option") to purchase 40% of NGNV in exchange for a $50,000 option payment (the "Option Payment") and the contribution of the Washington Gulch Mine located in Montana. On January 1, 1996, in exchange for Mackay arranging a $350,000 debt financing for the Company, the Option was amended (the "Amendment") and exercised whereby the $50,000 Option Payment was converted into a promissory note granted to Mackay and Mackay would receive 3.8 million shares of Common Stock of the Company in exchange for the contribution of the Washington Gulch Mine ("WGM") by Mackay. Mackay was an officer and director of the Company; however, he was not an officer or director at the execution of the Option or the Amendment.

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

        The Company declared a 3:2 stock dividend as of June 17, 1999 to shareholders of record as of June 10, 1999.

        On January 31, 2000 the Company converted $1,282,271 of debt owed to certain shareholders in exchange for 3,205,674 shares of stock. The debt was converted at a price of $0.40 per share.

Item 7.  Financial Statements.

        See pages F-1 through F-16.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

        On September 3, 1998, the Company's auditors KPMG Peat Marwick withdrew as the auditors for the Company. No reason was given the Company for their decision to withdraw.

        On April 28, 1999, the Company appointed the firm of Burnett + Company LLP as the Company's new auditors.
                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

        Listed below are the names and ages, as of May 15, 2000, of each of the present directors and executive officers of the Company together with the principal positions and offices with the Company held by each. Executive officers are appointed annually by the Board of Directors to serve for the ensuing year or until their successors have been appointed. No officer is related to any other by blood, marriage or adoption.

Name                             Age            Position(s)
----                             ---            -----------
James H. Cutburth                49             President, CEO and Director

Jes Engelmann                    43             COO and Director

James W. Kluber                  49             CFO and Director

John Mackay                      50             Secretary and Director

Pat Dane                         50             Director

Michael J. Morrison              53             Director


Background Information of Officers and Directors

         James H. Cutburth has been Chairman of the Board since April 2000, a director since March 2000 and CEO and President of the Company since February 2000. He had most recently been the Chief Operating Officer of Business Web Inc. (Comercis.com), a Dallas based business-to-business e-commerce and ASP company in which Newgold, Inc. has a significant interest. Cutburth has also served in senior management positions with Rockwell International 1998-1999; Diamond Multimedia 1996-1998; 3Com/US Robotics Corporation 1995-1996; and Intel Corporation 1990 -1995. Cutburth brings experience in operations, brand and channel development, sales and product marketing in the Internet, Telecommunications, and PC industries.

         Jes Engelmann has been a director since April 2000 and Executive Vice President and Chief Operating Officer of the Company since February 2000. Mr. Engelmann previously served as Managing Director of Eastern European operations for AT&T Lucent. After leaving AT&T Lucent, Engelmann held various senior executive positions in several Internet related companies, including Paradyne, Cisco and Paragon Networks, and most recently served as General Manager and Chief Operating Officer of Comercis International.

         James W. Kluber has been a director since April 2000 and Executive Vice President and Chief Operating Officer of the Company since February 2000. From 1996 through 1999 he was the Senior Vice President and Chief Financial Officer at RealPage, Inc., a provider of business software and Internet services to the multi-family real estate industry. From 1993 to 1996 he was the Vice President of Financial Operations for first, ProLogis Trust and next, Archstone Properties; both NYSE listed companies organized by Security Capital Group. Mr. Kluber has extensive experience in raising capital as well as creating finance organizations for high growth companies.

         John Mackay has been a director since November 1998 and is the Corporate Secretary and Corporate Counsel to the Company. He is an attorney at law and is admitted to practice in the State of California and has specialized in real estate and insurance litigation for the last fifteen years. Mr. Mackay has been engaged by lenders as an independent contractor since 1985 to present to develop plans for the effective utilization of real estate and to manage recoveries of large portfolios of non-performing real estate loans. He holds MBA and JD degrees from the University of Southern California.

         Pat Dane has been a director of the Company since April 2000. He is the founder and President of Dane Interactive, which advises start-up Internet companies on a variety of issues. Mr. Dane has over 20 years of technology experience having spent 15 years in sales and marketing at Xerox and having served as CEO and President of SoftNet, the company that created FaxWorks. Mr. Dane was also responsible for founding several successful Internet companies including Tuneup.com and Cybermovers.net.

         Michael J. Morrison has been a director of the Company since November 1996 and has been a practicing attorney in Reno, Nevada for 20 years specializing in the areas of corporate, business and securities law.

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

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's executive officers and directors and persons who own more than ten percent of a registered class of the Company's equity securities registered under the Exchange Act, to file initial reports of ownership and reports indicating changes in ownership with the Securities and Exchange Commission (the "SEC") and each exchange in which its securities are traded. Executive officers and directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

         A. Scott Dockter, a former officer and director of the Company and current holder of more than ten percent of the Company's Common Stock, failed to timely file two reports on Form 4 with respect to transactions that occurred during the Company's fiscal year ended January 31, 2000. To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company, all other Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with during the fiscal year ended January 31, 2000.

Item 10.  Executive Compensation

        The following table sets forth the compensation paid by the Company for services performed on the Company's behalf during each of the last three completed fiscal years with respect to the Company's Chief Executive Officer and each of the Company's other executive officers whose annual compensation during the last fiscal year exceeded $100,000 (the "Named Executive Officers"):

        Summary Compensation Table

                                                              Other Annual                  All Other
        Name and                    Period    Salary   Bonus    Compen-        Options      Compen-
        Principal Position          Ended       ($)     ($)     sation($)     (In shares)   sation($)
        ------------------------   --------   -------  -------  ---------     -----------   ---------
        Arthur Scott Dockter        1/31/00   150,000      --         --             --           --
        Chief Executive             1/31/99   122,500      --         --             --           --
        Officer, President          1/31/98   102,500   22,666        --             --           --

Item 11.  Security Ownership of Certain Beneficial Owners and Management

        The table below sets forth certain information as of April 30, 2000 (the "Reference Date") with respect to the beneficial ownership of (i) each person who beneficially owns more than 5% of the outstanding shares of Common Stock,
(ii) each director, (iii) each Named Executive Officer, and (iv) all officers and directors as a group. Except as otherwise indicated below, the address for each such person is: c/o Newgold, Inc., 14131Midway Road, Suite 800, Addison, Texas 75001.

                               Number of Shares of     Percent of Common
Name of Beneficial Owner          Common Stock         Stock Outstanding(1)
------------------------          ------------         --------------------

James H. Cutburth                    27,000                     *

Jes Engelmann                          --                       *

James W. Kluber                        --                       *

John Mackay                         230,790                     *

Pat Dane                               --                      --

Michael J. Morrison                  18,750                     *

A. Scott Dockter                  9,276,537                 24.50%

All Officers and Directors
    as a Group (6 persons)          276,540                     *

*  Less than 1%

(1) Percentage figures based on 42,942,703 shares of Common Stock outstanding on the Reference Date.

Item 12.  Certain Relationships and Related Transactions

        On June 30, 1995, the Company purchased machinery and equipment from Riverfront Development Corporation, a company for which Arthur Scott Dockter, a former officer and director of the Company, is president and sole shareholder for the purchase price of $250,000. All amounts outstanding were repaid by the Company effective as of January 31, 2000, by converting such debt into shares of the Company's Common Stock.

         On April 2, 1997, Mr. Dockter loaned $100,000 to the Company at 8% per annum, due and payable on demand. This loan was subsequently repaid.

        On April 17, 1997, Mr. Dockter loaned $50,000 to the Company at 8% per annum, due and payable on demand. This loan was subsequently repaid effective as of January 31, 2000, by converting the debt into shares of the Company's Common Stock.

        On April 30, 1997, Mr. Dockter loaned $20,000 to the Company at 8% per annum, due and payable on demand. This loan was subsequently repaid effective as of January 31, 2000, by converting the debt into shares of the Company's Common Stock.

        On May 30, 1997, Mr. Dockter loaned $35,000 to the Company at 8% per annum, due and payable on demand. This loan was subsequently repaid effective as of January 31, 2000, by converting the debt into shares of the Company's Common Stock.

        On December 24, 1998, Mr. Dockter loaned $24,000 to the Company at 8% per annum, due and payable on demand. This loan was subsequently repaid effective as of January 31, 2000, by converting the debt into shares of the Company's Common Stock.

         The Company has entered into an agreement for the sale of its Relief Canyon Mining Project to an entity owned by Mr. Dockter in exchange for the payment of $960,000 and the surrender of $960,000 worth of the Company's Common Stock based on the average closing bid price of the Company's Common Stock during the 10-day period prior to closing. The sale is expected to close in June 2000.

         On January 31, 2000, Mr. John Mackey, an officer and director of the Company, was owed $125,000 for an advance made on behalf of the Company to settle amounts owed to Business Web Inc. in connection with the proposed merger between the two companies. This advance was repaid as of January 31, 2000 by converting the debt into shares of the Company's Common Stock.

        On January 31, 2000 Mr. Calvin Lim, a director of the Company as of that date, was owed $203,733 for advances made to the Company to cover operating expenses. This advance was repaid as of January 31, 2000 by converting the debt into shares of the Company's Common Stock.



Item 13.  Exhibits and Reports on Form 8-K

(a)     Exhibits. The following exhibits are filed herewith:
        --------

        Exhibit
          No.     Description of Exhibit
        -------   ----------------------

        2.1 Plan of Reorganization and Merger Agreement, dated as of July 23, 1999, between the Registrant and Business Web, Inc. (4)

        2.2 First Amendment to Plan of Reorganization and Merger Agreement, dated as of October 31, 1999, between the Registrant and Business Web, Inc.

        2.3 Termination Agreement, dated as of December 27, 1999, between the Registrant and Business Web, Inc.

        3.1       Certificate of Incorporation of the Registrant.(2)

        3.2 Certificate of Amendment to Certificate of Incorporation of the Registrant.(1)

        3.3       Bylaws of the Registrant.(2)

        10.1 Promissory Note between the Company and A. Scott Dockter, dated April 2, 1997, for the principal amount of $100,000. (3)

        10.2 Promissory Note between the Company and A. Scott Dockter, dated April 17, 1997, for the principal amount of $50,000. (3)

        10.3 Promissory Note between the Company and A. Scott Dockter, dated April 30, 1997, for the principal amount of $20,000. (3)

        10.4 Promissory Note between the Company and A. Scott Dockter, dated May 30, 1997, for the principal amount of $35,000. (3)

        10.5 Promissory Note between the Company and A. Scott Dockter, dated December 24, 1998, for the principal amount of $24,000.
                  (5)

        10.6      Warrant to Purchase shares of Common Stock of Business Web,
                  Inc.

        27        Financial Data Schedule
----------

        (1) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1996 filed with the Commission on January 22, 1997.

        (2) Incorporated by reference to the Registrant's Registration Statement on Form SB-2 (File No. 33-49920) filed with the Commission on October 14, 1993.

        (3) Incorporated by reference to the Registrant Annual Report on Form 10-KSB for the fiscal year ended January 31, 1997 filed with the Commission on June 30, 1997.

        (4) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1999, filed with the Commission on October 1, 1999.

        (5) Incorporated by reference to the Registrant's First Amendment to Annual Report on Form 10-KSB for the fiscal year ended January 31, 1999, filed with the Commission on October 20, 1999.

(b)     Reports on Form 8-K
        -------------------

                  (1) The Registrant filed a Form 8-K with the Commission on
                      March 19, 1997 reporting merger of Newgold, Inc. with Warehouse Auto Centers through the U.S. Bankruptcy Court, Western District of New York.
                  (2) The Registrant filed a Form 8-K with the Commission on
                      August 28, 1998 reporting the issuance of a Letter of Intent of Newgold, Inc. with Vauquelin Mines Ltd. Of Montreal, Canada.
                  (3) The Registrant filed a Form 8-K with the Commission on
                      September 17, 1998 reporting the resignation of KPMG, LLP as the Company's independent accountants.
                  (4) The Registrant filed a Form 8-K with the Commission on
                      June 8, 1999 reporting a 3:2 stock split required by a pending merger between the Company and Business Web Inc.
                  (5) The Registrant filed a Form 8-K with the Commission on
                      July 27, 1999 reporting the signing of the definitive merger agreement on July 26, 1999 between the Company and Business Web Inc.
                  (6) The Registrant filed a Form 8-K with the Commission on
                      November 2, 1999 reporting the extension of the expiration date to February 1, 2000 of the Plan of Reorganization and Merger Agreement, dated as of July 23, 1999, between the Registrant and Business Web, Inc. relating to the proposed and ultimately abandoned merger between the Registrant and Business Web, Inc.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on May 16, 2000.

                                 NEWGOLD, INC.


                                 By: /s/James W. Kluber
                                     ------------------
                                    James W. Kluber,
                                    Executive Vice President and Chief Financial
                                    Officer

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                 Title                                Date
    ---------                 -----                                ----

/s/ James H. Cutburth         Chief Executive Officer,             May 16, 2000
---------------------------   President, and
James Cutburth                Director




/s/James W. Kluber            Chief Financial Officer,             May 16, 2000
------------------            Executive Vice President, and
James W. Kluber               Director (Principal Financial
                              Officer)




/s/ Jes Engelmann             Chief Operating Officer,             May 16, 2000
-----------------------       Executive Vice President, and
Jes Engelmann                 Director




/s/ John Mackay               Secretary and Director               May 16, 2000
------------------------
John Mackay



/s/ Pat Dane                  Director                             May 16, 2000
------------------
Pat Dane

                                INDEX TO EXHIBITS

      Exhibit
        No.       Description of Exhibit
      -------     ----------------------

      2.1 Plan of Reorganization and Merger Agreement, dated as of July 23, 1999, between the Registrant and Business Web, Inc. (4)

      2.2 First Amendment to Plan of Reorganization and Merger Agreement, dated as of October 31, 1999, between the Registrant and Business Web, Inc.

      2.3 Termination Agreement, dated as of December 27, 1999, between the Registrant and Business Web, Inc.

      3.1         Certificate of Incorporation of the Registrant.(2)

      3.2 Certificate of Amendment to Certificate of Incorporation of the Registrant.(1)

      3.3         Bylaws of the Registrant.(2)

      10.1 Promissory Note between the Company and A. Scott Dockter, dated April 2, 1997, for the principal amount of $100,000. (3)

      10.2 Promissory Note between the Company and A. Scott Dockter, dated April 17, 1997, for the principal amount of $50,000. (3)

      10.3 Promissory Note between the Company and A. Scott Dockter, dated April 30, 1997, for the principal amount of $20,000. (3)

      10.4 Promissory Note between the Company and A. Scott Dockter, dated May 30, 1997, for the principal amount of $35,000. (3)

      10.5 Promissory Note between the Company and A. Scott Dockter, dated December 24, 1998, for the principal amount of $24,000.
                  (5)

      10.6        Warrant to Purchase shares of Common Stock of Business Web,
                  Inc.

      27          Financial Data Schedule
-------------------------------------
         (1)      Incorporated by reference to the Registrant's Annual Report on
                  Form 10-KSB for the fiscal year ended January 31, 1996 filed with the Commission on January 22, 1997.

         (2) Incorporated by reference to the Registrant's Registration Statement on Form SB-2 (File No. 33-49920) filed with the Commission on October 14, 1993.

         (3) Incorporated by reference to the Registrant Annual Report on Form 10-KSB for the fiscal year ended January 31, 1997 filed with the Commission on June 30, 1997.

         (4) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1999, filed with the Commission on October 1, 1999.

         (5) Incorporated by reference to the Registrant's First Amendment to Annual Report on Form 10-KSB for the fiscal year ended January 31, 1999, filed with the Commission on October 20, 1999.


                          INDEX TO FINANCIAL STATEMENTS

Report of Burnett + Company LLP.....................................................    F-1

Balance Sheet as of January 31, 2000................................................    F-2

Statements of Operations for the years ended January 31, 1999 and 2000 .............    F-3

Statements of Stockholders' Deficit for the years ended January 31, 1999 and 2000 ..    F-4

Statements of Cash Flows for the years ended January 31, 1999 and 2000 .............    F-5

Notes to Financial Statements....................................................... F-6 to F-16

To the Board of Directors
NEWGOLD, INC.
Addison, Texas


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


We have audited the accompanying balance sheet of NEWGOLD, INC. as of January 31, 2000 and the related statements of operations, stockholders' deficit and cash flows for the years ended January 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NEWGOLD, INC. as of January 31, 2000, and the results of its operations and cash flows for the years ended January 31, 2000 and 1999 in conformity with generally accepted accounting principles.

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





Rancho Cordova, California
May 11, 2000

NEWGOLD, INC.

BALANCE SHEET

January 31, 2000

--------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
   Cash                                                         $      2,163
   Prepaid expenses                                                    4,500
                                                                ------------

               Total current assets                                    6,663

PROPERTY, PLANT AND EQUIPMENT, including undeveloped
   mineral properties of $827,105, net of $18,385 of
   accumulated depreciation                                          808,720

OTHER ASSETS
   Reclamation bonds                                                  50,500
   Investment in common stock warrants                                   -0-
                                                                ------------

               Total assets                                     $    865,883
                                                                ============



LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Account payable                                              $    373,228
   Accrued expenses                                                  442,867
   Accrued reclamation costs                                          50,500
   Notes payable to individuals and related parties                  494,992
                                                                ------------

               Total current liabilities                           1,361,587

DEFERRED REVENUE                                                     800,000
                                                                ------------

               Total liabilities                                   2,161,587

STOCKHOLDERS' DEFICIT
   Common stock, $.001 par value,
      50,000,000 shares authorized,
      41,122,703 shares issued and outstanding                        41,122
   Additional paid in capital                                      9,198,891
   Accumulated deficit                                           (10,535,717)
                                                                ------------

               Total stockholders' deficit                        (1,295,704)
                                                                ------------

               Total liabilities and stockholders' deficit      $    865,883
                                                                ============





The accompanying notes are an integral part of the financial statements.

NEWGOLD, INC.

STATEMENTS OF OPERATIONS

For the Years Ended January 31, 2000 and January 31, 1999

--------------------------------------------------------------------------------
                                                   Year Ended      Year Ended
                                                   January 31,     January 31,
                                                      2000            1999
                                                  -------------   -------------

SALES
   Net sales                                                -0-             -0-
   Cost of sales                                            -0-             -0-
                                                  -------------   -------------

               Gross margin                                 -0-             -0-

OPERATING EXPENSES
   General and administrative expenses                  714,287         508,603
   Impairment of assets                                  11,371             -0-
   Exploration costs                                     45,022         153,064
                                                  -------------   -------------

               Total operating expenses                 770,680         661,667
                                                  -------------   -------------

               Loss from operations                    (770,680)       (661,667)

OTHER INCOME (EXPENSE)
   Interest income                                            2              15
   Other expense                                            -0-          (3,000)
   Interest expense                                    (131,698)        (67,567)
   Loss on disposal of property, plant and equipment    (17,359)            -0-
   Loss on disposal of bond                                 -0-         (21,000)
                                                  -------------   -------------
                                                       (149,055)        (91,552)
                                                  -------------   -------------

NET LOSS                                          $    (919,735)  $    (753,219)
                                                  =============   =============

LOSS PER SHARE (after giving effect to the
 Three-for-two stock split declared on
 June 8, 1999 - See Note 7)                            (.02)           (.02)
                                                  -------------   -------------

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING (after giving effect to the
 Three-for-two stock split declared on June 8,
 1999 - See Note 7)                                  38,138,200      36,275,997
                                                  =============   =============




The accompanying notes are an integral part of the financial statements.

NEWGOLD, INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT

For the Years Ended January 31, 2000 and January 31, 1999
--------------------------------------------------------------------------------

                                          Common      Common     Additional                  Total
                                           Stock       Stock      Paid in     Accumulated Shareholders'
                                          Shares         $        Capital       Deficit      Deficit
                                        ---------------------------------------------------------------
Balances, January 31, 1998               19,462,611  $    19,463  $ 7,328,779 $ (8,862,763) $(1,514,521)

Shares issued in exchange for
    rent                                     15,000           15        5,985          -0-        6,000

Shares issued to IBK                      5,616,977        5,617      542,383          -0-      548,000

Shares issued in exchange for
    property                                150,000          150       55,350          -0-       55,500

Net loss for period from February
    1,1998 to January 31, 1999                  -0-          -0-          -0-     (753,219)    (753,219)
                                        -----------  -----------  -----------  -----------  -----------

Balances, January 31, 1999               25,244,588       25,245    7,932,497   (9,615,982)  (1,658,240)
                                        ===========  ===========  ===========  ===========  ===========


Three-for-two stock split                12,672,441       12,671      (12,671)         -0-          -0-

Shares issued in exchange
    for debt conversion                   3,205,674        3,206    1,279,065          -0-    1,282,271

Net loss for period from February
    1, 1999 to January 31, 2000                 -0-          -0-          -0-     (919,735)    (919,735)
                                        -----------  -----------  -----------  -----------  -----------

Balances, January 31, 2000               41,122,703  $    41,122  $ 9,198,891 $(10,535,717) $(1,295,704)
                                        ===========  ===========  ===========  ===========  ===========





The accompanying notes are an integral part of the financial statements.

NEWGOLD, INC.

STATEMENTS OF CASH FLOWS

For the Years Ended January 31, 2000 and January 31, 1999


                                                   Year Ended      Year Ended
                                                   January 31,     January 31,
                                                      2000            1999
                                                  -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                        $    (919,735)  $    (753,219)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                        15,852          17,709
    Loss on disposal of property, plant and
      equipment                                          17,359             -0-
    Impairment in value of property, plant and
      equipment                                          11,371             -0-
    Assigned value of common stock                          -0-          61,500
    Loss on disposal of bond                                -0-          21,000
    Gain on write off of note payable                       -0-          (7,000)
  Changes in operating assets and liabilities:
    Prepaid expenses                                     (2,900)            -0-
    Reclamation bonds                                       -0-         185,000
    Other assets                                            -0-            (621)
    Accounts payable                                    (42,500)       (250,847)
    Accrued expenses                                    (51,036)        223,234
    Accrued reclamation costs                               -0-         (25,000)
                                                  -------------   -------------

       Net cash used in operating activities           (971,589)       (528,244)
                                                  -------------   -------------


CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of advances                                     -0-         (38,140)
  Proceeds from issuance of notes payable             1,222,118          62,321
  Payments on notes payable                            (249,252)        (45,361)
  Proceeds from issuance of common stock                                548,000
                                                  -------------   -------------

       Net cash provided by financing activities        972,866         526,820
                                                  -------------   -------------

NET DECREASE IN CASH                                      1,277          (1,424)

CASH, beginning of year                                     886           2,310
                                                  -------------   -------------

CASH, end of year                                 $       2,163   $         886
                                                  =============   =============

SUPPLEMENTAL DISCLOSURES REGARDING CASH FLOWS
Cash paid for interest                            $      49,000   $       3,215
                                                  =============   =============
Cash paid for income taxes                        $         -0-   $         -0-
                                                  =============   =============




The accompanying notes are an integral part of the financial statements.

NEWGOLD, INC.

NOTES TO THE FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Company's Activities - NEWGOLD, INC. ("the Company") was formerly in the business of acquiring, exploring, developing, and producing gold properties. The Company had rights to mine properties in Nevada and Montana. Its primary focus was on the Relief Canyon Mine located near Lovelock, Nevada, where it has performed development and exploratory drilling and was in the process of obtaining permits to allow operation of the Relief Canyon Mine. In December 1997, the Company placed the Relief Canyon Mine on care and maintenance status. The Company also conducted exploration at its Washington Gulch Mine property in Montana. Subsequent to January 31, 2000 the Company has entered into a contract to sell its assets and leasehold interests in the Relief Canyon Mine. This sale would bring an end to all of the Company's prior gold mining activities (See
Note 11).

In February 2000 the Company began to implement an entirely new business model of investing in Internet companies. Specifically, the Company is now actively engaged in the investment in and incubation of business-to-business, e-commerce, and application service provider companies, described as partner or portfolio companies. The Company will provide partner companies core services through direct investment and the creation of strategic relationships. These key, functionally oriented core services are in technology innovation and development, strategic sales and marketing, recruiting and human resources, legal, and finance and accounting. The goal is to create an incubation environment for portfolio companies that enables them to emerge in the shortest time possible as successful Internet firms withstanding the traditional tests for investment: profitability and time.

Basis for Presentation - The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company's current plans are to suspend development and operation of the Relief Canyon Mine and to keep the mine on care and maintenance status until the Company receives additional funding. Currently, the Company's plans indicate that it will be unable to continue operating unless it receives significant additional funding. Management is exploring various means of raising additional capital. Strategic alternatives being considered include: (i) entering into an agreement to merge with another company, (ii) the sale of Company assets, (iii) the sale of Relief Canyon Mine to another entity to develop the mine, and (iv) conversion of certain debt to equity. There can be no assurance that the Company will be successful in its attempts to consummate one or more of these strategic alternatives. Failure to do so will necessitate that the Company curtail its plans and cease its operations. (See Note 11).

NEWGOLD, INC.

NOTES TO THE FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued
Currency - The Company presents its financial statement information in United States dollars as all of its assets and operations are located in the United States.

Cash and Cash Equivalents - For financial statement purposes, the Company considers all highly liquid instruments with original maturities of 90 days or less to be cash equivalents.

Property Plant, and Equipment - Depreciation, depletion and amortization of mining properties, mine development costs and major plant facilities will be computed principally by the units-of-production method based on estimated proven and probable ore reserves. Proven and probable ore reserves reflect estimated quantities of ore which can be economically recovered in the future from known mineral deposits. Such estimates are based on current and projected costs and prices. Other equipment is depreciated using the straight-line method principally over the estimated useful life of seven years.

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

Financing Costs - Financing costs, including interest, are capitalized when they arise from indebtedness incurred to finance development and construction activities on properties that are not yet subject to depreciation or depletion. Financing costs are charged against earnings from the time that mining operations commence. Capitalization is based upon the actual interest on debt specifically incurred or on the average borrowing rate for all other debt except where shares are issued to fund the cost of the project. As of January 31, 2000, an aggregate of $45,441 of interest has been capitalized.

NEWGOLD, INC.

NOTES TO THE FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

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

Impairment - Mining projects and properties are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. If estimated future cash flows expected to result from the use of the mining project or property and its eventual disposition are less than the carrying amount, an impairment is recognized based on the estimated fair market value of the mining project or property. Fair value generally is based on the present value of estimated future net cash flows for each mining project or property, calculated using estimates of proven and probable mineable reserves, geological resources, future prices, operating costs, capital requirements and reclamation costs. A provision for impairment in valuation of development costs and property, plant and equipment amounted to $3,311,672 for the year ended January 31, 1998 and was charged to operating expense. The remaining book value of the mine after the impairment write-down approximates the amount of deferred revenue recognized upon the sale of the net smelter return royalty. A provision for impairment in valuation of development costs and property, plant and equipment amounted to $11,371 for the year ended January 31, 2000 and was charged to operating expense.

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

Revenue Recognition - Revenues will be recognized when deliveries of gold are made. Deferred revenue represents non-refundable cash received in exchange for royalties on net smelter returns on the Relief Canyon Mine. Deferred revenue will be amortized to earnings based on estimated production in accordance with the royalty agreement (See Note 9).

NOTES TO THE FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued
Income Taxes - The Company accounts for income taxes using the liability method, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the deferred tax assets are recorded to the extent management estimates that the future benefit will be realized. Significant differences include deferred revenue and valuation allowances recorded on property, plant and eqipment.

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

NEWGOLD, INC.

NOTES TO THE FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



2.    PROPERTY, PLANT AND EQUIPMENT
A summary of changes in property, plant and equipment and related accumulated depreciation accounts is as follows:

                                                                   Machinery
                                                                       &       Development  Capitalized
                                                     Buildings     Equipment      Costs      Interest       Total
                                                   -------------  -----------  -----------  -----------  -----------
Cost:
Balances at January 31, 1999                       $     215,510  $   376,070   $  261,742  $    45,441  $   898,763
    Additions                                                -0-          -0-          -0-          -0-          -0-
    Disposals, retirements and
         reclassifications                                   -0-      (71,658)         -0-          -0-      (71,658)
                                                   -------------  -----------  -----------  -----------  -----------

Balances at January 31, 2000                             215,510      304,412      261,742       45,441      827,105
                                                   =============  ===========  ===========  ===========  ===========
Accumulated depreciation:
Balances at January 31, 1999                                 -0-       45,461          -0-          -0-       45,461
    Depreciation and amortization                            -0-       15,852          -0-          -0-       15,852
    Disposals, retirements and
         reclassifications                                   -0-      (42,928)         -0-          -0-      (42,928)
                                                   -------------  -----------  -----------  -----------  -----------

Balances at January 31, 2000                                 -0-       18,385          -0-          -0-       18,385
                                                   =============  ===========  ===========  ===========  ===========

Property, plant and equipment,
 net, January 31, 2000:
    Relief Canyon Mine                                   215,510      277,307      261,742       45,441      800,000
    Other                                                    -0-        8,720          -0-          -0-        8,720
                                                   -------------  -----------  -----------  -----------  -----------

Total Company                                      $     215,510  $   286,027   $  261,742  $    45,441  $   808,720
                                                   =============  ===========  ===========  ===========  ===========


3.    INVESTMENT IN COMMON STOCK WARRANTS
The Company received warrants to purchase 3,132,794 shares of Business Web, Inc. common stock as a merger termination fee upon the decision of Business Web, Inc. not to proceed with their proposed merger with the Company. These warrants have an exercise price of $3 per share and expire one year after the closing of an underwritten initial public offering of Business Web, Inc. common stock. The Company has recorded this investment at $0 as the value of the warrants is not determinable as Business Web, Inc. is a privately held company with no ready market for their common stock or warrants.

NEWGOLD, INC.

NOTES TO THE FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

4.    NOTES PAYABLE TO INDIVIDUALS AND RELATED PARTIES
Unsecured notes payable to individuals and related parties consist of the following at January 31, 2000:

Loan from individual.  The note bears interest at 10% per year.
The note is currently due.  The Company is in default with
respect to this loan.                                              $     200,000

A judgment payable to an individual was rendered on
October 23, 1997.  The judgment accrues interest at 10%
per year until paid.  The Company is in default with respect
to this judgment.                                                        250,000

Other non-interest bearing advances                                       44,992
                                                                   -------------

     Total notes payable to individuals and related parties        $     494,992
                                                                   =============

The Company recorded $96,646 of interest expense in the current period. No interest was capitalized during the years ended January 31, 2000 and 1999.


5.    LEASES
Except for the advance royalty and rent payments noted below, the Company is not obligated under any capital leases or noncancelable operating lease with initial or remaining lease terms in excess of one year as of January 31, 2000. However, minimum annual royalty payments are required to retain the lease rights to the Company's properties.

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

During 1998, the lease was terminated by Santa Fe covering a portion of the claims at Relief Canyon. Management believes loss of the Santa Fe lease will have no material adverse affect on the remaining operations of the mine operation or the financial position of the Company.

NEWGOLD, INC.

NOTES TO THE FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

6.   INCOME TAXES
As of January 31, 2000 and 1999, the Company had net operating loss carryforwards of approximately $5,470,000 and $4,550,000 available to reduce future Federal taxable income which, if not used, will expire at various dates through January 31, 2020. Due to changes in the ownership of the Company, the utilization of these loss carryforwards may be subject to substantial annual limitations. Deferred tax assets (liabilities) are comprised of the following at January 31, 2000 and 1999:
                                                    January 31,    January 31,
                                                       2000           1999
                                                   -------------  -------------
   Deferred tax assets:
      Net operating loss carryforwards             $   1,863,000  $   1,550,000
      Deferred revenue                                   280,000        280,000
      Impairment of value on Relief Canyon Mine        1,120,000      1,120,000
      Valuation allowance for deferred tax assets     (3,263,000)    (2,950,000)
                                                   -------------  -------------

               Net deferred tax assets             $         -0-  $         -0-
                                                   =============  =============

The net change in the total valuation allowance for the years ended January 31, 2000 and 1999 was $313,000 and $220,000, respectively. The valuation allowance is provided to reduce the deferred tax asset to a level which, more likely than not, will be realized.

The expected Federal income tax benefit, computed based on the Company's pre-tax losses at January 31, 2000 and 1999 and the statutory Federal income tax rate, is reconciled to the actual tax benefit reflected in the accompanying financial statements as follows:

                                                    January 31,    January 31,
                                                       2000           1999
                                                   -------------  -------------
   Expected tax benefit at statutory rates         $     313,000  $     256,000

   Decrease resulting from valuation allowance
      for benefits from net operating loss
      carryforwards and other                           (313,000)      (256,000)
                                                   -------------  -------------

               Total                               $         -0-  $         -0-
                                                   =============  =============

Previous to June 21, 1996, the stockholder of the Company elected under Internal Revenue Code Section 1362 to have the Company taxed as an S Corporation. As such, all Federal and substantially all State income tax attributes passed through the Company directly to the stockholder until that date.

NEWGOLD, INC.

NOTES TO THE FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

7.    STOCKHOLDERS' EQUITY
The following common stock transactions occurred during the years ended January 31, 2000 and 1999:

At a January 2000 meeting of the Board of Directors, it was agreed that various creditors of the Company would settle their debt through conversion of the debt into equity by issuing stock at a price of $0.40 per share. In total, $1,282,271 of debt was converted into 3,205,674 shares of stock. $477,977 or 1,194,943 shares were for amounts owed to the Chairman of the Company; $328,733 or 821,833 shares were for amounts owed to two directors and $475,561 or 1,188,898 shares were for amounts owed to other shareholders (See Note 9).

On June 8, 1999 the Board of Directors approved a three-for-two stock split, effected in the form of a 50% stock dividend, payable to stockholders of record on June 10, 1999. The weighted average shares outstanding and the loss per share for the years ended January 31, 2000 and 1999 have been presented giving effect to this stock split.

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

As an alternative to gold mining, the Board of Directors approved an exploration program for a calcium bentonite mine located in southern California. In payment for a purchase option on the mine, the Company issued 150,000 shares of stock to the mine owner in May 1998. The Company charged $55,500 to exploration expense for the option. After completing the due diligence on the mine property, the Company abandoned development of the mine in August 1998.

NEWGOLD, INC.

NOTES TO THE FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

8.    COMMITMENTS, CONTINGENCIES AND UNCERTAINTIES
Environmental Obligations - The Company's mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. The Company strives to conduct its operations so as to protect the public health and environment and believes its operations are in compliance with all applicable laws and regulations. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations.

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


9.    RELATED PARTY TRANSACTIONS
Advances from Stockholder - As of January 31, 1999, A. Scott Dockter, President and Chairman of the Company, loaned the Company an aggregate of $229,100 and was repaid $111,988. During the year ended January 31, 2000, A. Scott Dockter loaned the Company $73,103 and was repaid $98,869. As of January 31, 2000 the net balance owing to A. Scott Dockter was $108,081, including accrued interest of $34,489, this was converted into 270,202 shares of stock issued to him during January 2000.

As of January 31, 2000 the net balance owing to two relatives of A. Scott Dockter was $26,028, including accrued interest of $2,028, this was converted into 65,067 shares of stock issued to them during January 2000.

Accrued Payroll to Stockholder - As of January 31, 2000 the Company owed A. Scott Dockter $277,722 for back wages and accrued interest thereon, this was converted into 694,305 shares of stock issued to him during January 2000.

Due to Affiliate - As of January 31, 2000 the Company owed $92,174 to Riverfront Development, Inc. for equipment purchases. Riverfront Development, Inc. is a related entity owned by A. Scott Dockter, this was converted into 230,436 shares of stock issued to him during January 2000.

NEWGOLD, INC.

NOTES TO THE FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

9.    RELATED PARTY TRANSACTIONS, Continued
Note Payable to Stockholder - During the year ended January 31, 2000, Calvin Lim, a stockholder and board member, advanced the Company $201,000 and was repaid $150,000. At January 31, 2000 the Company owed Mr. Lim $203,733 (including accrued interest of $47,733), this was converted into 509,333 shares of stock issued to him during January 2000.

Note Payable to Stockholder - At January 31, 2000 the Company owed Edward Mackay, a stockholder and board member, $49,533 (including accrued interest of $6,942), this was converted into 123,831 shares of stock issued to him during January 2000.

Advances from Stockholders - During the year ended January 31, 2000, four stockholders repaid a note payable to Business Web, Inc. in the amount of $525,000. At January 31, 2000 the Company issued these stockholders 1,312,500 shares of stock in exchange for the debt repayment during January 2000.

Advances from Stockholder - Included in notes payable to individuals and related parties is $32,492 advanced by the former Chief Financial Officer during the year ended January 31, 2000 to pay operating expenses.

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


10.   SUPPLEMENTAL CASH FLOWS
Non-cash transactions for the year ended January 31, 2000 consist of the issuance of 3,205,674 share of common stock as settlement of notes, advances and accrued expenses payable totaling $1,282,271 (Note 7). The Company also received warrants to purchase common stock in Business Web, Inc. as a merger termination fee (Note 3).

Non-cash transactions for the year ended January 31, 1999 consist of the assigned value of common stock issued and returned in the amount of $61,500, which consists of 15,000 shares issued for $6,000 of rent and 150,000 shares issued for $55,500 in exploration costs.

NEWGOLD, INC.

NOTES TO THE FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

11.    SUBSEQUENT EVENTS
In February 2000, the Company closed a private placement offering for 1,200,000 shares to raise $600,000 at $.50 per share. Additionally, a warrant was issued with each share to purchase an additional share of common stock at $1 per share. The warrants expire four years from the original date of closing. In connection with this offering $60,000 were paid as commission to brokers.

In April 2000, the Chairman of the Board of Directors and another board member resigned from the Board. As permitted by the by-laws of the Company the remaining directors elected a new Chairman, and three additional directors were elected at that time.

In April 2000, the Company announced that it has signed a contract for the sale of its Relief Canyon Mining Project including all mining assets, leaseholds and subject to the related net smelter return royalty due to Repadre (see Note 9). The sale is expected to close in June 2000 and will be sold to an affiliate of the former Chairman of the Company. The sales price is $960,000 and the Company will receive an equivalent amount of it shares based on the most recent 10-day average closing bid price of its stock prior to closing. A separate independent valuation of the Company's Relief Canyon assets will be performed to insure that at minimum a fair market value is received. See Notes 2, 5, 8 and 9.

In April 2000, the Company closed a private placement offering for 500,000 shares to raise $500,000 at $1.00 per share. Additionally, a warrant was issued with each share to purchase an additional share of common stock at $1 per share. The warrants expire four years from the original date of closing. In connection with this offering $45,000 were paid and 50,000 warrants issued with the same terms as those above as commission to brokers.

In April 2000, the $200,000 note payable and the $250,000  judgment payable (see
Note 4) were settled and paid off in full by a shareholder of the company. The total balances due including interest and legal fees had grown to approximately $650,000 at the time of settlement. The shareholder has received an additional 650,000 shares of stock as reimbursement for the payment of these amounts on behalf of the Company.