Form 10QSB
period 2000-04-30
NEWGOLD INC
filed 2000-06-20
CIK 878808

U.S. Securities And Exchange Commission
                             Washington, D.C. 20549

                                   Form 10QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 2000

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

                 14131 Midway Road, Suite 800, Addison, TX 75001
         - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
                    (Address of principal executive offices)

                                 (972) 851-5434
                              - - - - - - - - - - -
                           (Issuer's telephone number)

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

The number of shares of Common Stock outstanding as of April 30, 2000:
43,472,703
----------

Transitional Small Business Disclosure Format (check one): Yes No X

PART I.     Financial Information.
            ----------------------

     1.     Interim Financial Statements (unaudited)

            Balance Sheet -
                     April 30, 2000........................................1

            Statements of Operations -
                     Three months ended April 30, 2000 and April 30, 1999..2

            Statements of Cash Flows -
                     Three months ended April 30, 2000 and April 30, 1999..3

            Notes to Financial Statements..................................4

     2.     Management's Discussion and Analysis...........................5

PART II.    Other information
            -----------------

            Signatures.....................................................9

NEWGOLD, INC.

BALANCE SHEET

April 30, 2000

(Unaudited)



ASSETS

CURRENT ASSETS
   Cash                                                          $    279,964
   Note Receivable                                                    250,000
   Deposits                                                           164,351
   Prepaid expenses                                                     4,500
                                                                 ------------

               Total current assets                                   698,815

PROPERTY, PLANT AND EQUIPMENT, including undeveloped
   mineral properties of $800,000, net of $21,591 of
   accumulated depreciation                                           819,928

OTHER ASSETS
   Reclamation bonds                                                   50,500
   Investment in common stock warrants                                    -0-
                                                                 ------------

               Total assets                                      $  1,569,243
                                                                 ============



LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Account payable                                               $    336,288
   Accrued expenses                                                   352,860
   Accrued reclamation costs                                           50,500
   Note payable to individual                                          12,500
                                                                 ------------

               Total current liabilities                              752,148

DEFERRED REVENUE                                                      800,000
                                                                 ------------

               Total liabilities                                    1,552,148

STOCKHOLDERS' EQUITY
   Common stock, $.001 par value,
      50,000,000 shares authorized,
      43,472,703 shares issued and outstanding                         43,472
   Additional paid in capital                                      10,841,540
   Accumulated deficit                                            (10,867,917)
                                                                 ------------

               Total stockholders' equity                              17,095
                                                                 ------------

               Total liabilities and stockholders' equity        $  1,569,243
                                                                 ============

NEWGOLD, INC.

STATEMENTS OF OPERATIONS

For the Three Months Ended April 30, 2000 and April 30, 1999

(Unaudited)


                                                            Three Months         Three Months
                                                                Ended               Ended
                                                           April 30, 2000        April 30, 1999
                                                           --------------        --------------
SALES
   Net sales                                                 $       -0-           $       -0-
   Cost of sales                                                     -0-                   -0-
                                                             -----------           -----------

               Gross margin                                          -0-                   -0-

OPERATING EXPENSES
   General and administrative expenses                           309,950               108,212
   Exploration costs                                              11,000                 4,472
                                                             -----------           -----------

               Total operating expenses                          320,950               112,684
                                                             -----------           -----------

               Loss from operations                             (320,950)             (112,684)

OTHER INCOME (EXPENSE)
   Interest expense                                             (11,250)               (43,738)
                                                             -----------           -----------

               Total other expense                               (11,250)              (43,738)
                                                             -----------           -----------

NET LOSS                                                     $  (332,200)          $  (156,422)
                                                             ===========           ===========

LOSS PER SHARE (after giving effect to the
   Three-for-two stock split declared on June 8, 1999)             (.008)                (.004)
                                                             -----------           -----------

WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING (after giving effect to the
   Three-for-two stock split declared on June 8, 1999)        42,161,036            37,866,882
                                                             ===========           ===========

NEWGOLD, INC.

STATEMENTS OF CASH FLOWS

For the Three Months Ended April 30, 2000 and April 30, 1999

(Unaudited)


                                                            Three Months         Three Months
                                                                Ended               Ended
                                                           April 30, 2000        April 30, 1999
                                                           --------------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                  $ (332,200)           $ (156,422)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation and amortization                               3,205                 3,963
   Changes in operating assets and liabilities:
      Other assets                                                  -0-               (2,000)
      Accounts payable                                          (36,940)              (15,595)
      Accrued expenses                                          (90,007)              (29,404)
                                                             ----------            ----------

         Net cash used in operating activities                 (455,942)             (199,458)
                                                             ----------            ----------


CASH FLOWS FROM INVESTING ACTIVITIES
   Capital Expenditures                                         (14,414)                  -0-
   Funding of notes receivable                                 (250,000)                  -0-
   Funding of deposits                                         (164,351)                  -0-
                                                             ----------            ----------

         Net cash used in investing activities                 (428,765)             -0-
                                                             ----------            ----------



CASH FLOWS FROM FINANCING ACTIVITIES
   Repayment of advances                                            -0-                (6,634)
   Proceeds from issuance of notes payable                          -0-               280,000
   Payments on notes payable                                   (482,492)              (56,605)
   Proceeds from issuance of common stock                     1,645,000                   -0-
                                                             ----------            ----------

         Net cash provided by financing activities             1,162,508               216,761
                                                             ----------            ----------

NET INCREASE IN CASH                                            277,801                17,303

CASH, beginning of period                                         2,163                   886
                                                             ----------            ----------

CASH, end of period                                          $  279,964            $   18,189
                                                             ==========            ==========

SUPPLEMENTAL DISCLOSURES REGARDING CASH FLOWS
Cash paid for interest                                       $      -0-            $      -0-
                                                             ==========            ==========
Cash paid for income taxes                                   $      -0-            $      -0-
                                                             ==========            ==========


NOTES TO FINANCIAL STATEMENTS

1. Preparation of Interim Financial Statements: The accompanying financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, the referenced financial statements reflect all normal and recurring adjustments necessary for a fair presentation of the results of operations and financial position for the interim periods presented. Operating results for the three month period ended April 30 2000, are not necessarily indicative of the results that may be expected for the fiscal year ended January 31, 2001.

2. Income Taxes: No income tax provisions have been made due to losses incurred. Deferred income tax benefits have been fully reserved due to the uncertainty of future realization.

3. Net (Loss) Per share: Net (loss) per share has been computed on the basis of the weighted average number of shares outstanding during the period. No options were outstanding at the end of the period.

4. Reclamation of Mining Areas: Reclamation costs, including the removal of production facilities at the end of their useful lives, are estimated and accrued on an undiscounted basis over the productive lives of properties. Remediation costs are expensed when the liability is probable and estimable. Based on current environmental regulations and known reclamation requirements, management has included its best estimate of these obligations in its reclamation accruals. However, it is reasonably possible that the Company's estimates of its ultimate reclamation liabilities could change as a result of changes in regulations or cost estimates. The Company performs concurrent reclamation to the extent possible. However, most of the accrued costs would be spent at the end of the mine life.

5. The Company placed the Relief Canyon Mine, a developed exploration project, on care and maintenance in December 1997. The Company estimates the annual cost of maintaining the mine in this status may be approximately $100,000. Included in this cost estimate are the annual BLM rent for the claims, water testing for Nevada Department of Environmental Protection, and costs of utilities and security at the site. Charges for care and maintenance of Relief Canyon in the quarter ended April 30, 2000 were $11,000.

6. In April 2000, the Company announced that it has signed a contract for the sale of its Relief Canyon Mining Project including all mining assets, leaseholds and subject to the related net smelter return royalty due to Repadre Capital Corporation. The sale is expected to close in the second quarter of fiscal 2001 and will be sold to an affiliate of the former Chairman of the Company. The sales price is $960,000 and the Company will receive an equivalent amount of its shares (up to a maximum of 500,000 shares) based on the most recent 10-day average closing bid price of its stock prior to closing. A separate independent valuation of the Company's Relief Canyon assets will be performed to insure that at minimum a fair market value is received.

7. Newgold, Inc., during the first quarter of fiscal 2001,established itself as an Internet company focused on investing in and developing business-to-business, or B2B, e-commerce and application service providers, or ASPs, through the incubation of a portfolio of investments what are called partner companies. Our goal is to become the premier B2B e-commerce and ASP incubation company by creating an incubation environment for a portfolio of partner companies that will enable them to emerge as successful Internet firms withstanding the traditional tests for investment: profitability and time. We believe that our sole focus on the B2B e-commerce industry will allow us to capitalize rapidly on new opportunities and to attract and develop leading B2B e-commerce companies.

8. Subsequent to April 30, 2000 the Company has announced plans to directly invest in five Internet companies as well as the creation of a new "concepts" division. Total investment in these companies is currently estimated in excess of $25 million over the next 24 months. We will be required to obtain additional financing in both the short term and the long term to successfully carry out our new business plan. We currently have no committed sources of additional capital. We can offer no assurances that additional funds can be raised. In addition, even if we find outside funding sources, we may be required to issue to such outside sources securities with greater rights than those currently possessed by holders of our common stock. We may also be required to take other actions that may lessen the value of our common stock, including borrowing money on terms that are not favorable to us.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        ------------------------------------

         Introduction.
         ------------
                  The Company formerly was engaged in the business of acquiring dormant, potential gold-producing properties located in the continental United States and developing such properties into commercial gold mining operation. The Company is the result of a merger (the "Merger") between Warehouse Auto Centers, Inc., a Delaware corporation ("WAC"), and Newgold, Inc., a Nevada corporation ("NGNV"), pursuant to a Plan of Reorganization (the "Plan") approved by the U.S. Bankruptcy Court for the Western District of New York, effective as of November 21, 1996. For accounting purposes, under the terms of the Merger, NGNV was treated as the acquirer.

         Financial Plan of Operation for the Next Twelve Months.
         ------------------------------------------------------
                  At the beginning of the current fiscal year, the Company began to implement its new business strategy. Accordingly, the Company has begun to hire executives and professional staff familiar with such companies. Five transactions have closed as of the date of this filing; the operating expenses of the Company have increased substantially since the prior year and are expected to continue to increase in order to implement its new business strategy.

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

                  The Company does not conduct research and development per se, but does expend considerable effort to source viable investment opportunities. Currently most employees are utilized in this effort. As investments are being made, some of the current management employees are becoming actively involved with overseeing our investments in partner companies. Current plans are for the company to have between 20 and 30 employees; the timing of the hiring of any additional employees is dependent on how successful we are at finding qualified investments.

                  Funding will be required for investments and to cover operating expenses. During the first quarter of fiscal 2001 the Company raised $1.75 million in this regard. Additional funding is currently required to continue to implement the Internet investment strategy.

                  As of the date of this filing, the Company has derived no significant revenue from its operations. As a mine owner, and until the mining assets are sold, the Company's capital requirements have been and will continue to be significant. The Company has been dependent primarily on the private placements of its securities as its sole source of funding its operations.

         Financial Condition of the Company as of April 30, 2000
         -------------------------------------------------------
                  As of April 30, 2000, the Company had $279,964 in cash and a working capital deficit of ($53,333). If the Company were to attempt to continue pursuing mining operations, the Company would require approximately $2.5 million in additional working capital above the current working capital to bring the mine into full production. Since January 1998, the Company had pursued several possible funding opportunities including the sales of royalties on other gold properties and on industrial minerals. As the Company has been unable to obtain additional financing, it was required to curtail its development plans in November 1997 and cease operations except for care and maintenance of the Relief Canyon Mine. The Company is no longer continuing its efforts to obtain funding for its mining operations.

                  Currently the Company is attempting to obtain funding for its Internet investment operations. During the quarter ended April 30, 2000, the Company raised approximately $1.75 million based on its new operating strategy and is continuing its efforts to raise additional capital for future investments and to fund current operating expenses. There can be no assurance that any of such opportunities will result in actual funding or that additional financing will be available when needed, on commercially reasonable terms, or at all. The Company's independent accountants have included an explanatory paragraph in their report on the Company's financial statements for the year ended January 31, 2000, indicating substantial doubt about the Company's ability to continue as a going concern.

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

                  For a more detailed discussion of the foregoing risks and uncertainties affecting the Company and its operations, see "Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995." and "Risk Factors" contained in Item 1 and 2 of the Company's annual Report on Form 10-KSB for the period ended January 31, 2000, as well as other filings made by the Company from time to time with the Securities and Exchange Commission. Many of these factors are beyond the Company's ability to control or predict. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly any forward-looking statements set forth in this discussion, whether as a result of new information, future events or otherwise.


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


ITEM 2.           Changes in Securities.
                  ---------------------

                           Private Placements

(1) In February 2000, the Company closed a private placement offering or 1,200,000 shares to raise $600,000 at $.50 per share. Additionally, a warrant was issued with each share to purchase an additional share of common stock at $1 per share. The warrants expire four years from the original date of closing. In connection with this offering $60,000 were paid as commission to brokers.

(2) In April 2000, the Company closed a private placement offering for 500,000 shares to raise $500,000 at $1.00 per share. Additionally, a warrant was issued with each share to purchase an additional share of common stock at $1 per share. The warrants expire four years from the original date of closing. In connection with this offering $45,000 were paid and 50,000 warrants issued with the same terms as those above as commission to brokers.

(3) In April 2000, a $200,000 note payable and a $250,000 judgment payable were settled and paid off in full by a shareholder of the company. The total balances due including interest and legal fees had grown to approximately $650,000 at the time of settlement. The shareholder has received an additional 650,000 shares of stock as reimbursement for the payment of these amounts on behalf of the Company.

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

NEWGOLD, INC.

/s/ James H. Cutburth                           Date:  June 20, 2000
---------------------

James H. Cutburth
Chief Executive Officer


/s/ James W. Kluber                             Date:  June 20, 2000
-------------------

James W. Kluber
Chief Financial Officer