Form 10QSB
period 2000-07-31
NEWGOLD INC
filed 2000-09-20
CIK 878808

U.S. Securities And Exchange Commission
                             Washington, D.C. 20549

                                   Form 10QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 2000

                         Commission file number 0-20722

                                  NEWGOLD, INC.
--------------------------------------------------------------------------------

        (Exact name of small business issuer as specified in its charter)

         Delaware                                             16-1400479
     - - - - - - - -                                      - - - - - - - - -
(State or other jurisdiction of                             (IRS Employer
 incorporation or organization)                           Identification No.)

                 500 Nolen Drive, Suite 300, Southlake, TX  76092
         - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
                    (Address of principal executive offices)

                                 (817) 410-4400
                              - - - - - - - - - - -
                           (Issuer's telephone number)

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

The number of shares of Common Stock outstanding as of July 31, 2000: 43,472,703
                                                                      ----------

Transitional Small Business Disclosure Format (check one):  Yes    No  X

PART I.           Financial Information.
                  ----------------------

     1.  Interim Financial Statements (Unaudited)

         Balance Sheet -
                 July 31, 2000...............................................1

         Statements of Operations -
                 Three months ended July 31, 2000 and July 31, 1999..........2

         Statements of Cash Flows -
                 Three months ended July 31, 2000 and July 31, 1999..........3

         Notes to Financial Statements.......................................4

     2.  Management's Discussion and Analysis................................5

PART II. Other information
         -----------------


         Signatures..........................................................9

NEWGOLD, INC.

BALANCE SHEET

July 31, 2000

(Unaudited)



ASSETS

CURRENT ASSETS
   Cash                                                           $     7,959
   Note Receivable                                                    250,000
   Deposits                                                           284,351
   Prepaid expenses                                                     4,500
                                                                  -----------

               Total current assets                                   546,810

PROPERTY, PLANT AND EQUIPMENT, including undeveloped
   mineral properties of $800,000, net of $24,798 of
   accumulated depreciation                                           820,714

OTHER ASSETS
   Reclamation bonds                                                   50,500
   Investment in common stock warrants                                    -0-
                                                                  -----------

               Total assets                                       $ 1,418,024
                                                                  ===========


LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Account payable                                                $   570,377
   Accrued expenses                                                   660,408
   Accrued reclamation costs                                           50,500
   Notes payable to officer                                           118,200
   Note payable to individual                                          12,500
                                                                  -----------

               Total current liabilities                            1,411,985

DEFERRED REVENUE                                                      800,000
                                                                  -----------

               Total liabilities                                    2,211,985

STOCKHOLDERS' EQUITY
   Common stock, $.001 par value,
      50,000,000 shares authorized,
      43,472,703 shares issued and outstanding                         43,472
   Additional paid in capital                                      10,841,540
   Accumulated deficit                                            (11,678,973)
                                                                  -----------

               Total stockholders' equity                            (793,961)
                                                                  -----------

               Total liabilities and stockholders' equity         $ 1,418,024
                                                                  ===========

NEWGOLD, INC.

STATEMENTS OF OPERATIONS

For the Three Months Ended July 31, 2000 and July 31, 1999

(Unaudited)


                                                           Three Months        Three Months
                                                              Ended               Ended
                                                           July 31, 2000       July 31, 1999
                                                           -------------       -------------

SALES
   Net sales                                                $       -0-         $       -0-
   Cost of sales                                                    -0-                 -0-
                                                            -----------         -----------

               Gross margin                                         -0-                 -0-

OPERATING EXPENSES
   General and administrative expenses                          798,779             132,271
   Exploration costs                                             11,000               8,135
                                                            -----------         -----------

               Total operating expenses                         809,779             140,406
                                                            -----------         -----------

               Loss from operations                            (809,779)           (140,406)

OTHER INCOME (EXPENSE)
   Interest expense                                              (1,278)                -0-
                                                            -----------         -----------

               Total other expense                               (1,278)                -0-
                                                            -----------         -----------

NET LOSS                                                    $  (811,057)        $  (140,406)
                                                            ===========         ===========

LOSS PER SHARE (after giving effect to the
   Three-for-two stock split declared on June 8, 1999)          (.019)              (.004)

WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING (after giving effect to the
   Three-for-two stock split declared on June 8, 1999)       43,472,703          37,866,882
                                                            ===========         ===========
                                       F-2


NEWGOLD, INC.

STATEMENTS OF CASH FLOWS

For the Three Months Ended July 31, 2000 and July 31, 1999

(Unaudited)
                                                           Three Months        Three Months
                                                              Ended               Ended
                                                           July 31, 2000       July 31, 1999
                                                           -------------       -------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                 $  (811,057)        $  (140,406)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation and amortization                               3,207               3,963
   Changes in operating assets and liabilities:
      Accounts payable                                          234,089                (997)
      Accrued expenses                                          307,548            (204,162)
      Due to affiliate                                              -0-             (85,561)
      Notes payable to stockholder                                  -0-             (83,098)
                                                            -----------         -----------

               Net cash used in operating activities           (266,213)           (510,261)
                                                            -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital Expenditures                                          (3,992)                -0-
   Funding of deposits                                         (120,000)                -0-
                                                            -----------         -----------

               Net cash used in investing activities           (123,992)                -0-
                                                            -----------         -----------


CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of notes payable                      118,200             155,000
   Payments on notes payable                                        -0-             339,038
                                                            -----------         -----------

               Net cash provided by financing activities        118,200             494,038
                                                            -----------         -----------

NET DECREASE IN CASH                                           (272,005)            (16,223)

CASH, beginning of period                                       279,964              18,189
                                                            -----------         -----------

CASH, end of period                                         $     7,959         $     1,966
                                                            ===========         ===========

SUPPLEMENTAL DISCLOSURES REGARDING CASH FLOWS
Cash paid for interest                                      $       -0-         $       -0-
                                                            ===========         ===========
Cash paid for income taxes                                  $       -0-         $       -0-
                                                            ===========         ===========

NOTES TO FINANCIAL STATEMENTS

1. Preparation of Interim Financial Statements: The accompanying financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, the referenced financial statements reflect all normal and recurring adjustments necessary for a fair presentation of the results of operations and financial position for the interim periods presented. Operating results for the three month period ended July 31 2000, are not necessarily indicative of the results that may be expected for the fiscal year ended January 31, 2001.

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

5. The Company placed the Relief Canyon Mine, a developed exploration project, on care and maintenance in December 1997. The Company estimates the annual cost of maintaining the mine in this status may be approximately $50,000. Included in this cost estimate are the annual BLM rent for the claims, water testing for Nevada Department of Environmental Protection, and costs of utilities and security at the site. Charges for care and maintenance of Relief Canyon in the quarter and six months ended July 31, 2000 were $11,000 and $22,000, respectively.

6. Newgold, Inc., in February 2000, established itself as an Internet company focused on incubating, funding and developing a portfolio of Internet companies: business-to-business companies (B2B), e-commerce enterprises and application service providers (ASPs). Since that time, we have expanded our strategy to include revenue streams generated from offering our business development and technology services to a variety of clients including our strategic partners, venture capital companies and recently funded B2B/ASP Internet startups. Our goal is to successfully build increased value for our shareholders by transitioning Newgold's focus to a revenue/profitability structure, rather than being measured solely on the equity value potential of our portfolio companies. Moving forward, our portfolio companies will continue receiving all the benefits of the incubation environment but we will be able to expand our revenue and profit potential to many more client companies enabling them to emerge as successful Internet firms and Newgold profiting from this success. We believe that revenue creation from our unique offerings of business services will allow us to capitalize on new opportunities and to attract and develop leading B2B e- commerce companies.

7. We will be required to obtain additional financing in both the short term and the long term to successfully carry out our new business plan. Depending on how rapidly we are able to implement this business plan will impact how much additional financing we will require over the next 24 months; we could require up to an additional $30 to $40 million in funding. We currently have no committed sources of additional capital. We can offer no assurances that additional funds can be raised. In addition, even if we find outside funding sources, we may be required to issue to such outside sources securities with greater rights than those currently possessed by holders of our common stock. We may also be required to take other actions that may lessen the value of our common stock, including borrowing money on terms that are not favorable to us.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        ------------------------------------

         Introduction.
         -------------

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

         Financial Plan of Operation for the Next Twelve Months.
         -------------------------------------------------------

              The Company's new strategy is comprised of solutions for the three most critical points of failure for any high-tech or Internet company: operations management, funding and technology. These services integrate strategic business/corporate hatching and acceleration, technology infrastructure provision and funding assistance, and enable clients to achieve success in the market place by effectively managing the most critical points of failure. Revenue will be generated from these three business service areas.

              Strategic business hatching and acceleration services apply proven, "best-in-class" business management methodologies and processes to high-tech and Internet companies, allowing them to concentrate on core competencies without the resource consuming trial and error approach that plagues most Internet companies. In addition, the Company will receive compensation from a group of core service partners that provide day-to-day operational business services such as staff recruiting and human resources, strategic sales and marketing, financial and accounting, technology development and information systems management.

              Funding assistance is comprised of equity funding and liquidity event services. These services are targeted at both the venture capital community and successful startups that are ready to execute an exit strategy. Equity funding services identifies superior venture opportunities through venture assessment, detailed due diligence, funding agreement development and cash flow funding management. Liquidity event services provide potential capitalization for qualified high-tech or Internet companies as well as liquidity for investors by the arrangement and execution of a variety equity events such as an IPO, M&A, RTO, or LBO.

              At the beginning of the current fiscal year, the Company began to implement its new business strategy. Accordingly, the Company has begun to hire executives and professional staff familiar with such operations. The operating expenses of the Company have increased substantially since the prior year and are expected to continue to increase in order to implement its new business strategy.

              We will be required to obtain additional financing in both the short term and the long term to successfully carry out our new business plan; current working capital is not sufficient to fund operations for the remainder of the current fiscal year. Depending on how rapidly we are able to implement this business plan will impact how much additional financing we will require over the next 24 months; we could require up to an additional $30 to $40 million in funding. We currently have no committed sources of additional capital. We can offer no assurances that additional funds can be raised. In addition, even if we find outside funding sources, we may be required to issue to such outside sources securities with greater rights than those currently possessed by holders of our common stock. We may also be required to take other actions that may lessen the value of our common stock, including borrowing money on terms that are not favorable to us.

              The Company does not conduct research and development per se, but does expend considerable effort to source viable business opportunities. Currently most employees are utilized in this effort. As opportunities are become a revenue producing service, some of the current management employees are becoming actively involved with overseeing the provisioning of services to customers. Current plans are for the company to have between 20 and 30 employees; the timing of the hiring of any additional employees is dependent on how successful we are at finding qualified opportunities.

              As of the date of this filing, the Company has derived no significant revenue from its operations. As a mine owner, and until the mining assets are sold, the Company's capital requirements have been and will continue to be significant. The Company has been dependent primarily on the private placements of its securities as its sole source of funding its operations.

         Financial Condition of the Company as of July 31, 2000
         ------------------------------------------------------

              As of July 31, 2000, the Company had $7,959 in cash and working capital deficit of ($865,175). If the Company were to attempt to continue pursuing mining operations, the Company would require approximately $2.5 million in additional working capital to bring the mine into full production. Since January 1998, the Company had pursued several possible funding opportunities including the sales of royalties on other gold properties and on industrial minerals. As the Company has been unable to obtain additional financing, it was required to curtail its development plans in November 1997 and cease operations except for care and maintenance of the Relief Canyon Mine. The Company is no longer continuing its efforts to obtain funding for its mining operations.

              Currently the Company is attempting to obtain funding for its Internet business service operations. The Company raised approximately $1.75 million based on its new operating strategy in the first fiscal quarter of this year and is continuing its efforts to raise additional capital for future business expansion and to fund current operating expenses. There can be no assurance that any of such opportunities will result in actual funding or that additional financing will be available when needed, on commercially reasonable terms, or at all. The Company's independent accountants have included an explanatory paragraph in their report on the Company's financial statements for the year ended January 31, 2000, indicating substantial doubt about the Company's ability to continue as a going concern.

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

              Private Placements
              ------------------

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

NEWGOLD, INC.

/s/ James H. Cutburth                         Date:  September 20, 2000
---------------------
James H. Cutburth
Chief Executive Officer

/s/ James W. Kluber                           Date:  September 20, 2000
-------------------
James W. Kluber
Chief Financial Officer