Form 10QSB
period 2000-10-31
NEWGOLD INC
filed 2000-12-20
CIK 878808

U.S. Securities And Exchange Commission
                             Washington, D.C. 20549

                                   Form 10QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 31, 2000
                                       ----------------

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

                     PO Box 1626, Shingle Springs, CA 95682
         - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
                    (Address of principal executive offices)

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

The number of shares of Common Stock outstanding as of October 31, 2000:
43,472,703
----------

Transitional Small Business Disclosure Format (check one):  Yes   No  X
                                                               ---  ---

PART I.           Financial Information.
                  ----------------------

     1.  Interim Financial Statements (Unaudited)

         Balance Sheet -
                 October 31, 2000............................................1

         Statements of Operations -
                 Three months ended October 31, 2000 and October 31, 1999....2

         Statements of Cash Flows -
                 Three months ended October 31, 2000 and October 31, 1999....3

         Notes to Financial Statements.......................................4

     2.  Management's Discussion and Analysis................................5

PART II. Other information
         -----------------


         Signatures..........................................................9

NEWGOLD, INC.

BALANCE SHEET

October 31, 2000

(Unaudited)
================================================================================

ASSETS

CURRENT ASSETS
   Cash                                                           $        885
   Note Receivable                                                     250,000
   Deposits                                                            284,001
   Prepaid expenses                                                      4,500
                                                                  ------------

               Total current assets                                    539,386

PROPERTY, PLANT AND EQUIPMENT, including undeveloped
   mineral properties of $800,000, net of $28,004 of accumulated
   depreciation                                                        817,508

OTHER ASSETS
   Reclamation bonds                                                    50,500
   Investment in common stock warrants                                     -0-
                                                                  ------------

               Total assets                                       $  1,407,394
                                                                  ============



LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Account payable                                                $    612,755
   Accrued expenses                                                    835,533
   Accrued reclamation costs                                            50,500
   Notes payable to officers                                           262,750
   Note payable to individual                                           12,500
                                                                  ------------

               Total current liabilities                             1,774,038

DEFERRED REVENUE                                                       800,000
                                                                  ------------

               Total liabilities                                     2,574,038

STOCKHOLDERS' EQUITY
   Common stock, $.001 par value,
      50,000,000 shares authorized,
      43,872,703 shares issued and outstanding                          43,872
   Additional paid in capital                                       10,908,140
   Accumulated deficit                                             (12,118,657)
                                                                  ------------

               Total stockholders' equity                           (1,166,644)
                                                                  ------------

               Total liabilities and stockholders' equity         $   1,407,394
                                                                  =============

NEWGOLD, INC.

STATEMENTS OF OPERATIONS

For the Three Months Ended October 31, 2000 and October 31, 1999

(Unaudited)
================================================================================

                                                           Three Months           Three Months
                                                              Ended                  Ended
                                                         October 31, 2000       October 31, 1999
                                                         ----------------       ----------------
SALES
   Net sales                                             $            -0-       $            -0-
   Cost of sales                                                      -0-                    -0-
                                                         ----------------       ----------------

               Gross margin                                           -0-                    -0-

OPERATING EXPENSES
   General and administrative expenses                            396,369                 33,572
   Exploration costs                                               38,142                 25,800
                                                         ----------------       ----------------

               Total operating expenses                           434,511                 59,372
                                                         ----------------       ----------------

               Loss from operations                              (434,511)               (59,372)

OTHER INCOME (EXPENSE)
   Interest expense                                                (5,172)                   -0-
                                                         ----------------       ----------------

               Total other expense                                 (5,172)                   -0-
                                                         ----------------       ----------------

NET LOSS                                                 $       (439,683)       $       (59,372)
                                                         ================       ================

LOSS PER SHARE (after giving effect to the
   Three-for-two stock split declared on June 8, 1999)              (.010)                 (.002)
                                                         ----------------       ----------------

WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING (after giving effect to the
   Three-for-two stock split declared on June 8, 1999)         43,872,703             37,866,882
                                                         ================       ================

NEWGOLD, INC.

STATEMENTS OF CASH FLOWS

For the Three Months Ended October 31, 2000 and October 31, 1999

(Unaudited)
================================================================================

                                                          Three Months          Three Months
                                                             Ended                 Ended
                                                        October 31, 2000      October 31, 1999
                                                        ----------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                             $       (439,683)     $        (59,372)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation and amortization                                3,206                 3,963
   Changes in operating assets and liabilities:
      Accounts payable                                            42,378               (29,642)
      Accrued expenses                                           175,125                14,087
      Deposits                                                       350                   -0-
      Due to Business Web, Inc.                                     -0-                 10,000
      Due to affiliate                                              -0-                   (300)
      Notes payable to stockholder                                  -0-                 59,839
                                                        ----------------      ----------------

          Net cash used in operating activities                 (218,624)               (1,425)
                                                        ----------------      ----------------


CASH FLOWS FROM INVESTING ACTIVITIES
      Net cash used in investing activities                          -0-                   -0-
                                                        ----------------      ----------------



CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from issuance of notes payable                    144,550                   -0-
      Proceeds from issuance of common stock                      67,000                   -0-
                                                        ----------------      ----------------

          Net cash provided by financing activities              211,550                   -0-
                                                        ----------------      ----------------

NET DECREASE IN CASH                                              (7,074)               (1,425)

CASH, beginning of period                                          7,959                 1,966
                                                        ----------------      ----------------

CASH, end of period                                     $            885      $            541
                                                        ================      ================

SUPPLEMENTAL DISCLOSURES REGARDING CASH FLOWS
Cash paid for interest                                  $            -0-      $            -0-
                                                        ================      ================
Cash paid for income taxes                              $            -0-      $            -0-
                                                        ================      ================

NOTES TO FINANCIAL STATEMENTS

1. Preparation of Interim Financial Statements: The accompanying financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, the referenced financial statements reflect all normal and recurring adjustments necessary for a fair presentation of the results of operations and financial position for the interim periods presented. Operating results for the three month period ended October 31 2000, are not necessarily indicative of the results that may be expected for the fiscal year ended January 31, 2001.

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

5. The Company placed the Relief Canyon Mine, a developed exploration project, on care and maintenance in December 1997. The Company estimates the annual cost of maintaining the mine in this status may be approximately $50,000. Included in this cost estimate are the annual BLM rent for the claims, water testing for Nevada Department of Environmental Protection, and costs of utilities and security at the site. Charges for care and maintenance of Relief Canyon in the quarter and nine months ended October 31, 2000 were $38,142 and $60,142, respectively.

6. Newgold, Inc., in February 2000, established itself as an Internet company focused on incubating, funding and developing a portfolio of Internet companies: business-to-business companies (B2B), e-commerce enterprises and application service providers (ASPs). Since that time the capital markets environment has changed dramatically. Valuations for similar types of companies have generally fallen to 5% to 10% of their market price per share in March 2000. Accordingly the Company has been unsuccessful in obtaining short term funding to meets its current needs. The Company currently must reach settlement with its creditors before it can implement new business plans. If it is successful Newgold will attempt to establish operations in the area of natural resources including the exploration and mining / drilling of gold and silver as well as natural gas and oil.

7. We will be required to obtain additional financing in both the short term and the long term to successfully carry out our new business plan. Depending on how rapidly we are able to implement this business plan will impact how much additional financing we will require over the next 24 months; we could require up to an additional $5 to $25 million in funding. We currently have no committed sources of additional capital. We can offer no assurances that additional funds can be raised. In addition, even if we find outside funding sources, we may be required to issue to such outside sources securities with greater rights than those currently possessed by holders of our common stock. We may also be required to take other actions that may lessen the value of our common stock, including borrowing money on terms that are not favorable to us.

8. As part of the redirection of Newgold's business, A. Scott Dockter was reappointed Chairman, President and CEO in December 2000. Mr. Dockter was hired at an annual salary of $60,000. Additionally, Mr. Dockter has an incentive stock option plan that is based strictly on the market price performance of Newgold, Inc. common stock. Mr. Dockter will earn one million options at each of the following market prices, which must be maintained for 10 consecutive business days: $1.00 per common share; $2.00 per common share; $3.00 per common share; $4.00 per common share and $5.00 per common share.



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

         Financial Plan of Operation for the Next Twelve Months.
         ------------------------------------------------------

                  At the beginning of the current fiscal year, the Company began to implement a new business strategy of investing in Internet start-up companies. Since that time the capital markets have treated such companies poorly as it relates to the market price per share. Because of this and other factors the Company has determined that it is no longer feasible to solely focus on business development in this area. The Company will focus during the next quarter on stabilizing its financial condition. When and if it is successful at its stabilization efforts, new business opportunities will be evaluated, specifically in the natural resources industry and in providing capital market services. The operating expenses of the Company have increased substantially since the prior year and are expected to continue to increase in order to implement a new business strategy.

                  We will be required to obtain additional financing in both the short term and the long term to successfully carry out any new business plan; current working capital is not sufficient to fund operations for the remainder of the current fiscal year. Depending on how rapidly we are able to implement a new business plan will impact how much additional financing we will require over the next 24 months; we could require up to an additional $5 to $25 million in funding. We currently have no committed sources of additional capital. We can offer no assurances that additional funds can be raised. In addition, even if we find outside funding sources, we may be required to issue to such outside sources securities with greater rights than those currently possessed by holders of our common stock. We may also be required to take other actions that may lessen the value of our common stock, including borrowing money on terms that are not favorable to us.

                  The Company does not conduct research and development per se. If the Company can stabilize its financial condition and decides to pursue new business opportunities in the natural resource industry then it most likely incur these types of expense. Until it is determined that such business will occur it is not reasonable to estimate what these costs may be.

                  As of the date of this filing, the Company has derived no significant revenue from its operations. As a mine owner, the Company's capital requirements have been and will continue to be significant. The Company has been dependent primarily on the private placements of its securities as its sole source of funding its operations.

         Financial Condition of the Company as of October 31, 2000
         ---------------------------------------------------------
                  As of October 31, 2000, the Company had $885 in cash and working capital deficit of ($1,234,652). If the Company were to attempt to continue pursuing mining operations, the Company would require approximately $2.5 million in additional working capital to bring the mine into full production. Since January 1998, the Company had pursued several possible funding opportunities including the sales of royalties on other gold properties and on industrial minerals. As the Company has been unable to obtain additional financing, it was required to curtail its development plans in November 1997 and cease operations except for care and maintenance of the Relief Canyon Mine. The Company is not continuing its efforts to obtain funding for its mining operations, and will not do so until such time that its financial condition can be stabilized.

                  The Company obtained funding for its Internet business operations earlier this year. The Company raised approximately $1.75 million based on its new operating strategy in the first fiscal quarter of this year. There can be no assurance that additional financing will be available when needed, on commercially reasonable terms, or at all. The Company's independent accountants have included an explanatory paragraph in their report on the Company's financial statements for the year ended January 31, 2000, indicating substantial doubt about the Company's ability to continue as a going concern.

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

                           (4) In September 2000 the Company closed a private
                               placement offering for 400,000 shares at $0.1675 per share.

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

NEWGOLD, INC.

/s/ A. Scott Dockter                               Date:  December  20, 2000
--------------------
A. Scott Dockter
Chief Executive Officer


/s/ James W. Kluber                                Date:  December  20, 2000
-------------------
James W. Kluber
Chief Financial Officer