Form 10KSB
period 2004-01-31
NEWGOLD INC
filed 2004-12-08
CIK 878808

--------------------------------------------------------------------------------
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        ---------------------------------

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        ---------------------------------

     For the Fiscal Year Ended                  Commission File Number
          January 31, 2004                              0-20722

                                  NEWGOLD INC.

                Delaware                                16-1400479
--------------------------------------   ---------------------------------------
        (State of Incorporation)             (I.R.S. Employer Identification)

                          Principal Executive Offices:
                                  P.O. Box 1626
                            Shingle Springs, CA 95682
                            Telephone: (530) 672-1116

      Securities registered pursuant to Section 12(b) of the Exchange Act:

  Title of Each Class               Name of Each Exchange on Which Registered
-----------------------           ---------------------------------------------
        None                                        None

      Securities registered pursuant to Section 12(g) of the Exchange Act:

  Title of Each Class               Name of Each Exchange on Which Registered
-----------------------           ---------------------------------------------
     Common Stock                              $0.001 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes                       No     X
                   -----------              ------------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year was approximately $  -0-
                                                                        --------

As of April 30, 2004, the aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and ask price on such date was approximately $9,304,177 based upon the average price of $0.209/share.

As of April 30, 2004, the Registrant had outstanding 47,606,174 shares of common stock.

Transitional Small Business Disclosure Format:    Yes  [ ]   No  [X]

                       Documents Incorporated by Reference

Certain exhibits required by Item 13 have been incorporated by reference from the Company's previously filed Form 8-K's, Form 10-QSB and Form 10-KSB.

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS
                                                                         Page of
                                                                          Report
                                                                         -------

PART I.........................................................................1
         ITEM 1.      DESCRIPTION OF BUSINESS..................................1
         ITEM 2.      DESCRIPTION OF PROPERTY.................................15
         ITEM 3.      LEGAL PROCEEDINGS.......................................15
         ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....16

PART II.......................................................................17
         ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                      MATTERS.................................................17
         ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                      OPERATION...............................................18
         ITEM 7       FINANCIAL STATEMENTS....................................25
         ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE.....................25
         ITEM 8A.     CONTROLS AND PROCEDURES.................................25
         ITEM 8B.     OTHER INFORMATION.......................................26

PART III......................................................................27
         ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
                      ACT.....................................................27
         ITEM 10.     EXECUTIVE COMPENSATION..................................28
         ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                      MANAGEMENT AND RELATED STOCKHOLDER MATTERS..............31
         ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTION...........32
         ITEM 13.     EXHIBITS................................................33
         ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES..................34

SIGNATURES....................................................................35

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL
Newgold, Inc. has embarked on a business strategy whereby it will invest in and/or manage gold mining and other mineral producing properties. Newgold, Inc., ("Newgold" or the "Company") is a public company that in the past has been engaged in the mining and processing of gold and silver ore and the exploration, acquisition and development of gold-bearing properties in the continental United States. Currently, Newgold's principal assets include various mineral leases associated with the Relief Canyon mine located near Lovelock, Nevada along with various items of mining equipment located at that site.

HISTORY
The Company originally was incorporated as Newgold, Inc. under the laws of Nevada on September 1, 1993. The Company began operations as Newgold, Inc., a Delaware corporation, on November 21, 1996, on the effective date of a reverse merger between itself and a company known as Warehouse Auto Centers Inc. ("WAC"), a public company, which had previously filed in States Bankruptcy Court for the Western District of New York. Pursuant to the plan of reorganization and merger (the "Plan"), (i) WAC which was the surviving corporation for legal purposes, changed its name to Newgold Inc. (Delaware), (ii) the outstanding shares of Newgold (Nevada) were converted into the right to receive an aggregate of 12,000,000 shares or approximately 69% of the post merger outstanding common stock of Newgold (Delaware), (iii) each outstanding share of WAC was converted into the right to receive 1/65 share of the common stock of Newgold (Delaware), for an aggregate of 51,034 shares or less than 1% of the post merger for each $42 of debt, for an aggregate of 63,374 shares or less than 1% of the post merger outstanding common stock, and (v) post petition creditors received 1 share of stock for each $1 of debt, for an aggregate of 191,301 shares or approximately 1% of the post merger outstanding common stock. The Plan also required an amendment to the Newgold (Delaware) capital structure to increase the number of shares authorized to 50,000,000 and to reduce the corresponding par value to $.001.

In connection with the Plan, Newgold (Delaware) raised $4,707,000 of cash through the issuance of convertible debtor certificates. Shortly after confirmation of the Plan, the debtor certificates were exchanged for 5,135,130 shares of common stock (including 428,130 shares issued in lieu of paying cash for underwriter's fees) representing approximately 29% of the post merger outstanding common stock. An additional bonus of 513,514 shares was issued to investors and underwriters during the year ended January 31, 1998 for delay in the effective date of the Company's stock trading.

For accounting purposes, Newgold (Nevada) has been treated as the acquirer (reverse acquisition). Accordingly, historical financial statements prior to November 21, 1996 are those of Newgold (Nevada). There were no assets or liabilities acquired in this transaction and there is no impact on the statement of operations. All references to the "Company" or "Newgold" refer to the merged entity operating as Newgold, Inc., a Delaware corporation.

Until the beginning of 2000, Newgold had followed the above described business activity focusing on the mining and processing of gold and silver ore. At the beginning of 2000, Newgold's business strategy became focused on investing in Internet start-up companies. That strategy was not successful and by mid-2001 Newgold had abandoned such investments. From approximately July 2001 until February 2003 Newgold had been inactive. During the period of inactivity ASDi LLC, owned by A. Scott Dockter who is also the Chairman and CEO of Newgold, has made the necessary expenditures to maintain the current status of the Relief Canyon mining claims.

The Company's mailing address is PO Box 1626 Shingle Springs CA 95682; and its telephone number is (530)672-1116.

THE COMPANY

Newgold, Inc., a Delaware corporation, has been engaged in the acquisition, development and exploration of gold-bearing properties in the continental United States. In fiscal 1999 the Company placed its only remaining property, the Relief Canyon Mine, located in Pershing County, Nevada, on a care and maintenance status,. During fiscal 2000, the Company executed a contract to sell the Relief Canyon Mine to A. Scott Dockter, Chairman of the Company; however the sale was never completed and the asset remains the current property of Newgold. It is now the Company's intention to resume mining at the Relief Canyon mine. See Business below for further detail.

The Company's independent accountants have included a "going concern" explanatory paragraph in their report dated November 7, 2004, on the Company's financial statements for the fiscal year ended January 31, 2004, indicating substantial doubt about the Company's ability to continue as a going concern. If the Company's new strategy is not successful or if insufficient funds are available to carry out the Company's development plan, then the Company will have no other recourse than to seek protection of the Federal Bankruptcy Courts.

For financial information regarding the Company, see "Item 7: Financial Statements and Supplementary Data."

BUSINESS

The Company's business will be to acquire, explore and, if warranted, develop various mining properties located in the state of Nevada. The Company plans to carryout comprehensive exploration and development programs on its properties. While the Company may fund and conduct these activities itself, the Company's current plan is to outsource most of these activities through the use of various joint venture, royalty or partnership arrangements pursuant to which other companies would agree to finance and carryout the exploration and development programs on the Company's mining properties. Consequently, the Company's current plan will not require the hiring of significant amounts of mining employees but will require a smaller group of employees to monitor and/or supervise the mining and exploration activities of other entities in exchange for royalties or other revenue sharing arrangements.

PROPERTY

Relief Canyon Mine

The Relief Canyon Mine is an open-pit, heap leaching operation located approximately 110 miles northeast of Reno, Nevada. The Company currently holds 50 unpatented mining claims covering approximately 1000 acres. The mine is readily accessible by improved roads. Water for mining and processing of operations is provided by two wells located on the property in close proximity to the mine and processing facilities. Power is provided by a local rural electric association and phone lines are present at the mine site. Relief Canyon is located in the Humboldt Range, a mining district of Nevada.

Background and History

The Relief Canyon gold deposit was discovered by Duval Corporation, ("Duval") in 1981. Lacana Mining, ("Lacana") purchased the property from Duval, drilled additional holes to establish reserves, and commenced mining in 1984 as an open-pit cyanide heap leach operation. In 1986, Pegasus Gold, Inc. ("Pegasus"), purchased the mine from Lacana, drilled additional holes for a total of approximately 400 with approximately 120,000 linear feet to confirm reserves, and mined a cumulative total of approximately 6.3 million tons of ore containing an average of 0.035 ounces of gold per ton from 1986-1989. Pegasus ceased mining activities in 1989 and began the reclamation process of the mine site from 1990-1992.

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

On January 10, 1995, the Company purchased the mine from Welsh for $500,000. The mine at that time consisted of 39 unpatented lode mining claims covering approximately 780 acres and a lease for access to an additional 800 acres contiguous to the 39 claims located on the Company's property. Located on the property are, a building containing five carbon tanks and a boiler for carbon strip solution, four detoxified leach pads, a preg pond for gold bearing solution, a barren pond for solution from which gold had been removed, water rights, and various permits. From acquisition through November 1997, the Company refurbished the processing facilities by the purchase and installation of all equipment required to process the gold bearing leach solution when the mine was returned to production. During 1997, the Company staked an additional 402 claims. However, subsequent to January 31, 1998, the Company reduced the total claims to 50 (covering approximately 1,000 acres).

There also was a sub-lease (the "Santa Fe Lease") to fee simple real property entered into between Welsh and Santa Fe Gold Company, which has merged with Newmont Gold Company ("Santa Fe"). Welsh assigned the Santa Fe Lease to the Company at its base annual lease payment of $12,500, plus an advance royalty payment of a similar amount. The Santa Fe Lease required that Santa Fe consent to any assignment however Santa Fe never consented formally to the assignment. Santa Fe previously had accepted the Company's lease and royalty payments and it is the Company's position that such acceptance constituted consent. Subsequent to the signing of the contract for sale, the parties reduced the amount due Welsh to $450,000 because of Welsh's inability to secure Santa Fe's acceptance of assignment of the Santa Fe Lease.

On October 19, 1998, Santa Fe terminated the Welsh lease as a result of the Company's inability to maintain the required insurance and the Company's inability to post a reclamation bond for the property. The Company does not believe the loss of the Santa Fe property will adversely affect the Company's mining plans.

If mining operations are not resumed, it is possible the Company may be required to reclaim the mine. Reclamation consists of recontouring the four heaps to a 3:1 slope, sale and removal of the building and its contents, evaporation of all water in both ponds and burial of the building foundation and floor within the ponds' liners under the soil contained in the pond berms. Finally, native vegetation must be re-established in all areas of disturbance.

Repadre Capital Corporation ("Repadre") purchased a 3% Net Smelter Return ("NSR"). Royalty that was allocated to two properties owned by the Company for $500,000 during 1996 (the "Repadre royalty"). These funds were applied to the Company's ongoing reserve confirmation and expansion program at the Relief Canyon Mine. Under the terms of the Repadre royalty, Repadre had the option to reallocate the Repadre royalty to the Relief Canyon Mine. In 1997, Repadre purchased an additional 1% NSR royalty (total of 4% royalty) on the Relief Canyon mine by payment of $300,000 to the Company. The Company has recorded the total payments received of $800,000 as deferred revenue.

PLAN FOR RELIEF CANYON PRODUCTION

The Company is an "exploration stage" company engaged in the search and/or verification of ore deposits (reserves) in its property. Current ore deposits under Company control at the Relief Canyon Mine are estimated by the Company (based on past exploration by the Company and work done by others) to contain significant amounts of gold bearing ore. The Company believes there is potential for additional gold bearing ore deposits through validation of previous exploration data and through further exploration of additional mining claims.

As of January 31, 2004 the Company's properties include 50 unpatented mining claims contained in about 1,000 acres.

The Company's operating plan is to place the most promising mining targets into production during the 2005 fiscal year, and use the net proceeds from these operations to fund expanded exploration and development of its entire property holdings. By this means, the Company intends to progressively enlarge the scope and scale of the mining and processing operations, thereby increasing both the Company's annual revenues and its net profits.

The key to the financial viability of the Company's initial operations is the ability to substantiate suspected areas of gold bearing ore and the advantage of over 165,000 feet of exploration drilling. Newgold constructed the ADR (Absorbtion Desorbtion Recovery) process infrastructure for a heap leach process and it is in-place on the property.

Initially, a 350 ton per day ore processing facility (the "mill") will be constructed on-site to treat the gold bearing ore. The mill will be fed principally by ore from the North end of the property. This high-grade deposit will be developed by an underground mine, accessed by a decline. The decline will be portaled off in the existing North pit and driven at a 15 percent grade to the North East. Regular production is planned to commence in 2005, at an initial rate of 350 tons per day increasing to 700 tons per day by late 2005.

Use of an underground mine to remove ore, while being more expensive than open pit mining, minimizes the surface disturbance at the site, and will, initially, avoid the need to mine ore from surface pits. Underground mining methods will significantly reduce ore dilution and surface disturbance. The ore can be selectively mined leaving the waste rock in place. Milling the selected mine ore substantially decreases recovery time and increases percentages producing gold that is available for immediate sale. Waste rock removed will be deposited in the existing pit (excavated by previous miners), thereby contributing to reclamation of these surface pits. After the deposits are mined out and operations cease, the entire disturbed surface including the mill site can be reclaimed and restored.

The Company's goals for environmental protection and reclamation are for minimal environmental disturbance during mining, and reclamation and/or restoration of the disturbed area after mining ceases. The economics of the Company's operations will permit this environmentally responsible plan of operations.

The Company will focus on placing the North Relief mining property into production through the North Pit decline at a rate of 122,500 st/yr. Permits for mining and processing are being applied for and should be in place by early 2005. A reclamation bond will be posted and the property brought into compliance with the Bureau of Land Management ("BLM") and Nevada Department of Environmental Protection ("NDEP") before any work can commence. Permitting an underground mine in an existing open pit involves a shorter permit time due to minimal surface disturbance requirements. The maximum amount of time estimated for the permitting process is 180 days. The mill construction will begin in 2005, and is expected to be functional in 90 days.

DESCRIPTION OF PAST EXPLORATION AND EXISTING DEVELOPMENT EFFORTS

The Northern ore zone of the property contains several drill holes with intercepts of 5ft to over 50ft of plus 0.2 oz/t gold ore. Most of these intercepts are 400 feet below the surface making open pit mining un-economical. This ore zone is over 1,250 feet long, 250 feet wide and contains several ore horizons. Accessing the ore in this area first is deemed appropriate because of the location of the ore relative to the North pit. The portal area would be approximately 150 feet below the undisturbed surface saving up to 1000 feet of decline. The North pit was also chosen for the portal location because of the stability of the pit walls, rock type, and safety of the mining personnel. All waste rock will be placed in the bottom of the pit thus reducing truck cycle time. Gold bearing ore is expected to be encountered after approximately 890 feet of decline. Economical lower grade ore is exposed on the surface of the North pit and requires an open pit mine plan with a bond before mining.

Based on drill hole analysis, the Company believes there could be gold bearing ore exposed at the surface, extending south of the North Pit and extending East of the South Pit. The Company believes a new open pit can be mined in a relatively short period of time and much of the ore is expected to be processed through the proposed new mill.

Over 400 reverse circulation holes were drilled at the Relief Canyon project. Of the 400 holes drilled, 106 had intercepts of 0.1 au/t or better. Additionally there are numerous holes with several feet of 0.09 - 0.099 au/t content.

The ore zone of Relief Canyon is open ended on three sides. It is projected that additional drilling will increase the size of the probable reserve. Most of the drilling to date was targeted for open pit mining, resulting in shallow holes overlooking deep ore. A significant number of deep holes with 0.3 oz/t and better were drilled on the North end of the property. This area is targeted for initial underground mining development. Additional exploration holes will be drilled as underground mining advances throughout the various ore zones to determine future development.

Typically, grade values of the Relief Canyon drill holes are reduced as a result of finds being lost down the hole or vented out as dust. Actual mining and recovery of gold in the milling process will determine the loss if any which could be as much as 30%.

PROPOSED UNDERGROUND MINING EFFORTS

The goal of Newgold's mining program at Relief Canyon is to locate high-grade gold deposits that are minable by underground methods.

The Company's initial plans for mining will focus on recovery of gold from the North end of the property. As ground is being broken for the mill a short distance away (1,500 feet), the main haulage decline will be portaled off at the extreme east end of the North pit. This site was chosen because of safety concerns and it leaves enough room in the bottom of the pit to store waste. The portal would be on the 5,160 ft level of the pit leaving approximately 40 feet of storage area (56,000 tons on the level). The pit wall immediately above and on each side of the portal area will be stabilized by bolting wire mesh to the rock, prior to actual mining. After the walls are secure, a 10 ft x 10 ft decline will be driven North 55 East 350 feet at a 15% (15ft drop/100ft of decline). At 350 feet, a left turn will be cut to access the North Central ore block. The main haulage (MH) ramp will continue N55E for another 260 feet where a right hand turn of 180 degrees will be driven with a 50 foot radius back to the S55W direction. Mining will continue on the North Central ramp and the MH simultaneously. The North Central Block (NCB) ramp will turn around at 180 degrees at a 50 foot radius and is planned to continue down 400 feet to the 5,050 foot level of the mine. Mining this block will commence immediately with a series of crosscuts driven across the ore-body to define its geometry. There are several drill holes that encountered minable ore at the 5,050 foot level of the mine. Drill holes also encountered minable ore two hundred feet further North on the 5,000 level and additional ore minable from the 4,900 foot level is also indicated.

While the 5,000 foot level is being mined and explored, the MH ramp will continue 1,322 feet to the 4,900 foot level. Drill holes suggested minable ore on 4,700 foot level of this hole as well. The MH ramp will continue North an estimated 500 feet, hopefully developing several ore intercepts along the way. At 500 feet another spiral will be driven 600 feet back to the South, to identify the ore on the 4,800 foot level.

The next target area of mining is back to the southeast of the North ore block. Access would be from the MH 4900 level. Drill samples in the East ore block are in jasperoid beds, which can be substantially large and extend for thousands of feet. The surface topography in this area is steep and rugged. This zone can be easily drilled from various drill stations cut during underground development of the ore body.

Mining will continue throughout the ore zones targeting intercept after intercept. Typically, in a flat-bed mining environment, the mining method of choice is stope and pillar. Due to the nature of the ore zone, the Company believes a minimal amount of development work will be required. Burn-cut headings 25 feet to 35 feet will be driven through the ore body. Slab-rounds will be driven off of burn-cut rounds leaving 25 feet by 25 feet pillars behind. When the ore is depleted, pillars that can be removed safely will be removed in a retreat method. Normally, pillars are left in low-grade or waste rock.

Underground mining equipment will consist of 3 yard muckers and 10 ton Elmac dump trucks. Diesel driven two-machine jumbos will be used to drill 8' to 12' rounds. ANFO will be used for blasting. Blasting techniques will be modified to minimize damage to pillars. Trucking 2,700 feet from the North end of the ore zone will require about 15 minutes/round trip (40 tons per hour/truck) to the mill. Trucking 4,300 feet of decline from the South end of the mine will require about 20 minutes/round trip (30 tons per hour/truck). A minimum of four trucks and two muckers will be required to meet production demands when the mine is in full production (est. 245,000 tons year).

ORE PROCESSING

Some gold-bearing sulfide ores may be processed through a flotation plant. In flotation, ore is finely ground, turned into slurry, then placed in a tank known as a flotation cell. Chemicals are added to the slurry causing the gold-containing sulfides to float in air bubbles to the top of the tank, where they can be separated from waste particles that sink to the bottom. The sulfides are removed from the cell and converted into a concentrate that can then be processed in an autoclave or roaster to recover the gold. The ore is then processed through an oxide mill.

Higher-grade oxide ores are processed through mills, where the ore is ground into a fine powder and mixed with water in slurry, which then passes through a cyanide leaching circuit. Lower grade oxide ores are processed using heap leaching. Heap leaching consists of stacking crushed or run-of-mine ore on impermeable pads, where a weak cyanide solution is applied to the top surface of the heaps to dissolve the gold. In both cases, the gold-bearing solution is then collected and pumped to facilities to remove the gold by collection on carbon or by zinc precipitation directly from leach solutions.

It is Newgold's intentions to process gold ore at the Relief Canyon mine by refining and producing dore bars to be sent to an external refinery to be refined into pure gold.

If the Company is successful in obtaining adequate additional funds to finance its mining and exploration activities as well as fund its current operations, and it can quickly obtain the necessary approvals to begin mining operations, then it should be able to become a producing operator generating cash flow within a short period of time. These prospects to produce cash flow and to fund its growth potential in the near term would distinguish Newgold from many other mining companies of similar size that face a longer time horizon to reach such a position.

INDUSTRY OVERVIEW

The gold mining and exploration industry has experienced several factors recently that are favorable to Newgold as follows.

The spot market price of an ounce of gold has increased from a low of $253 in February 2001 to a high of $432 in March 2004. The price was $429 as of November 1, 2004. This price increase has made it economically more feasible to produce gold as well as made gold a more attractive investment for many. The Company is projecting a cash cost per ounce of gold produced in a range of $170 to $210. Accordingly, the gross margin per ounce of gold produced per the historical spot market price range above should provide adequate profitability for Newgold to successfully mine gold at the Relief Canyon mine.

By industry standards, Newgold is considered a "junior mining company" in size. Typically junior mining companies have proven and probable reserves of less then one million ounces of gold, generally produces less then 100,000 ounces of gold annually and / or are in the process of trying to raise enough capital to fund the remainder of the steps required to move from a staked claim to production. Mid-tier and large mining ("senior") companies may have several projects in production plus several million ounces of gold in reserve while exploration stage mining companies usually just focus on finding new gold deposits.

Generally gold reserves have been declining for a number of years for the following reasons:

     o The extended period of low gold prices from 1996 to 2001 made it economically unfeasible to explore for new deposits for most mining companies.
     o The demand for and production of gold products have exceeded the amount of new reserves added over the last several consecutive years.

Reversing the decline in lower gold reserves is a long term process. Due to the extended time frame it takes to explore, develop and bring new production on line, the large mining companies are facing an extended period of lower gold reserves. Accordingly, junior companies that are able to increase their gold reserves should directly benefit with an increased valuation.

Additional factors causing higher gold prices over the past two years have come from a weakened United States dollar. Reasons for the lower dollar compared to other currencies include the historically low US interest rates, the increasing US budget and trade deficits and the general worldwide political instability caused by the war on terrorism.

COMPETITION

There are generally considered four types of mining companies: exploration, junior, mid-tier and large companies. Junior companies represent the largest group of gold companies in the public stock market. All four types of companies may have projects located in any of the gold producing continents of the world and many have projects located near the Relief Canyon mine in Nevada. Many of
Newgold's competitors have greater exploration, production, and capital resources than it does, and may be able to compete more effectively in any of these areas. The Company's inability to generate capital to fund exploration and production capacity near-term, would establish a competitive cost disadvantage in the marketplace which would have a material adverse effect on the Company's operations and profits.

The Company also competes in the hiring and retention of experienced employees. Consequently, the Company may not be able to hire qualified miners in the numbers or at the times desired.

GOVERNMENT CONTROLS AND REGULATIONS

Newgold's exploration, mining and processing operations are subject to various federal, state and local laws and regulations governing prospecting, exploration, development, production, labor standards, occupational health, mine safety, control of toxic substances, and other matters involving environmental protection and employment. United States environmental protection laws address the maintenance of air and water quality standards, the preservation of threatened and endangered species of wildlife and vegetation, the preservation of certain archaeological sites, reclamation, and limitations on the generation, transportation, storage and disposal of solid and hazardous wastes, among other things. There can be no assurance that all the required permits and governmental approvals necessary for any mining project with which we may be associated can be obtained on a timely basis, or maintained. Delays in obtaining or failure to obtain government permits and approvals may adversely impact the Company's operations. The regulatory environment in which Newgold operates could change in ways that would substantially increase costs to achieve compliance. In addition, significant changes in regulation could have a material adverse effect on Newgold's operations or financial position.

Outlined below are some of the more significant aspects of governmental controls and regulations which materially affect the Company's interests in the Relief Canyon mine.

Regulation of Mining Activity

The Relief Canyon mine, including care and maintenance, exploration, development and production activities, is subject to environmental laws, policies and regulations. These laws, policies and regulations regulate, among other matters, emissions to the air, discharges to water, management of waste, management of hazardous substances, protection of natural resources, protection of endangered species, protection of antiquities and reclamation of land. The mine also is subject to numerous other federal, state and local laws and regulations. At the federal level, the mine is subject to inspection and regulation by the Division of Mine Safety and Health Administration of the Department of Labor ("MSHA") under provisions of the Federal Mine Safety and Health Act of 1977. The Occupation and Safety Health Administration ("OSHA") also has jurisdiction over certain safety and health standards not covered by MSHA. Mining operations and all future exploration and development will require a variety of permits. Although the Company believes the permits can be obtained in a timely fashion, permitting procedures are complex, costly, time consuming and subject to potential regulatory delay. The Company does not believe that existing permitting requirements or other environmental protection laws and regulations would have a material adverse effect on its ability to operate the mine. However, the Company cannot be certain that future changes in laws and regulations would not result in significant additional expenses, capital expenditures, restrictions or delays associated with the operation of the Company's property. The Company cannot predict whether it will be able to renew its existing permits or whether material changes in existing permit conditions will be imposed. Non-renewal of existing permits or the imposition of additional conditions could have a material adverse effect on the Company's ability to operate the Relief Canyon mine.

Legislation has been introduced in prior sessions of the U.S. Congress to make significant revisions to the U.S. General Mining Law of 1872 that would affect the Company's unpatented mining claims on federal lands, including a royalty on gold production. It cannot be predicted whether any of these proposals will become law. Any levy of the type proposed would only apply to unpatented federal lands and accordingly could adversely affect the profitability of portions of the gold production from the Relief Canyon mine

The State of Nevada, where the Company's mine property is located, adopted the Mined Land Reclamation Act (the "Nevada Act") in 1989 which established design, operation, monitoring and closure requirements for all mining facilities. The Nevada Act has increased the cost of designing, operating, monitoring and closing mining facilities and could affect the cost of operating, monitoring and closing existing mine facilities. The State of Nevada also has adopted reclamation regulations pursuant to which reclamation plans must be prepared and financial assurances established for existing facilities. The financial assurances can be in the form of cash placed on deposit with the State or reclamation bonds underwritten by insurance companies. The State of Nevada has requested financial assurances from the Company in the amount of $464,000. While the Company has appealed this amount, it has been fully accrued as reclamation costs in the Financial Statements. Mining operations cannot commence until such financial assurances have been provided.

Environmental Regulations

Legislation and implementation of regulations adopted or proposed by the United States Environmental Protection Agency ("EPA"), the BLM and by comparable agencies in various states directly and indirectly affect the mining industry in the United States. These laws and regulations address the environmental impact of mining and mineral processing, including potential contamination of soil and water from tailings discharges and other wastes generated by mining companies. In particular, legislation such as the Clean Water Act, the Clean Air Act, the Federal Resource Conservation and Recovery Act ("RCRA"), the Environmental Response, Compensation and Liability Act and the National Environmental Policy Act require analysis and/or impose effluent standards, new source performance standards, air quality antimycin standards and other design or operational requirements for various components of mining and mineral processing, including gold-ore mining and processing. Such statutes also may impose liability on the Company for remediation of waste it has created.

Gold mining and processing operations by an entity would generate large quantities of solid waste which is subject to regulation under the RCRA and similar state laws. The majority of the waste which was produced by such operations is "extraction" waste that EPA has determined not to regulate under RCRA's "hazardous waste" program. Instead, the EPA is developing a solid waste regulatory program specific to mining operations under the RCRA. Of particular concern to the mining industry is a proposal by the EPA entitled "Recommendation for a Regulatory Program for Mining Waste and Materials Under Subtitle D of the Resource Conservation and Recovery Act" ("Strawman II") which, if implemented, would create a system of comprehensive Federal regulation of the entire mine site. Many of these requirements would be duplicates of existing state regulations. Strawman II as currently proposed would regulate not only mine and mill wastes but also numerous production facilities and processes which could limit internal flexibility in operating a mine. To implement Strawman II the EPA must seek additional statutory authority, which is expected to be requested in connection with Congress' reauthorization of RCRA.

The Company also is subject to regulations under (i) the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA" or "Superfund") which regulates and establishes liability for the release of hazardous substances and (ii) the Endangered Species Act ("ESA") which identifies endangered species of plants and animals and regulates activities to protect these species and their habitats. Revisions to "CERCLA" and "ESA" are being considered by Congress, however, the impact of these potential revisions on the Company is not clear at this time.

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

The Company believes that its care and maintenance operation, as it exists today, is in substantial compliance with federal and state regulations and that no further significant capital expenditures for environmental control facilities will be required until production resumes at the site.

MINING PROPERTY RIGHTS

The Company's mining property rights are represented by 50 unpatented mining lode claims. Unpatented mining claims are generally considered subject to greater title risks than patented mining claims or real property interests that are owned in fee simple. To remain valid, such unpatented claims are subject to annual maintenance fees. As of January 31, 2004, the Company was current in the payment of such maintenance fees.

EMPLOYEES

On April 30, 2004, Newgold had two full-time and one part-time employees located in Cameron Park, California and Dallas, Texas. Newgold's employees are not subject to a labor contract or collective bargaining agreement. The Company considers its employee relations to be good.

Consulting services, relating primarily to geologic and geophysical interpretations, and also relating to such metallurgical, engineering, and other technical matters as may be deemed useful in the operation of Newgold's business, will be provided by independent contractors.

FACTORS AFFECTING NEWGOLD'S BUSINESS

The Company has been relatively inactive since April 2001. Consequently, it is only recently reactivating its business operations and has generated no revenues, other than dividend income, since its inception. As a result, Newgold has only a limited operating history upon which to evaluate its future potential performance. The Company's prospects must be considered in light of the risks and difficulties encountered by new companies which have not yet established their business operations.

The Company will need additional funds to finance its mining and exploration activities as well as fund its current operations. It currently has no cash reserves and a working capital deficit and is unable to fund its operations from revenues. Consequently, its ability to meet its obligations in the ordinary course of business is dependent upon its ability to raise additional financing through public or private equity financings, establish increasing cash flow from operations, enter into joint ventures or other arrangements with corporate sources, or secure other sources of financing to fund operations.

The audit report of the Company's independent auditors includes a "going concern" qualification. In the auditor's opinion, the Company's limited operating history and the accumulated net deficit as of January 31, 2004, raise substantial doubt about its ability to continue as a going concern.

The price of gold has experienced an increase in value over the past three years, generally reflecting among other things declining interest rates in the United States; worldwide instability due to terrorism; and a global economic slump. Any significant drop in the price of gold may have a materially adverse affect on the results of the Company's operations unless the Company is able to offset such a price drop by substantially increased production.

The Company prepares estimates of future gold production for its various operations. The Company's production estimates are dependent on, among other things, the accuracy of mineral reserve estimates, the accuracy of assumptions regarding ore grades and recovery rates, assumptions pertaining to ground conditions and physical characteristics of ores, such as hardness and the presence or absence of particular metallurgical characteristics and the accuracy of estimated rates and costs of mining and processing. The failure of the Company to achieve its production estimates could have a material and adverse effect on any or all of the Company's future cash flows, profitability, results of operations and financial condition.

The Company's published figures for mineral resources are only estimates. The Company has no proven or probable reserves and has no ability to currently measure or prove its reserves other then relying on information produced in the 1990's and thus may be unable to actually recover the quantity of gold anticipated. The Company can only estimate potential mineral resources which is a subjective process which depends in part on the quality of available data and the assumptions used and judgments made in interpreting such data. There is significant uncertainty in any resource estimate such that the actual deposits encountered or reserves validated and the economic viability of mining the deposits may differ materially from the Company's estimates.

Gold exploration is highly speculative in nature. Success in exploration is dependent upon a number of factors including, but not limited to, quality of management, quality and availability of geological expertise and availability of exploration capital. Due to these and other factors, no assurance can be given that the Company's exploration programs will result in the discovery of new mineral reserves or resources.

The Company's mining property rights consist of 50 unpatented mining claims. The validity of unpatented mining claims is often uncertain and is always subject to contest. Unpatented mining claims are generally considered subject to greater title risk than patented mining claims, or real property interests that are owned in fee simple. If title to a particular property is successfully challenged, the Company may not be able to retain its royalty interests on that property, which could reduce its future revenues.

Mining is generally subject to regulation by state and federal regulatory authorities. State and federal statutes regulate environmental quality, safety, exploration procedures, reclamation, employees' health and safety, use of explosives, air quality standards, pollution of stream and fresh water sources, noxious odors, noise, dust, and other environmental protection controls as well as the rights of adjoining property owners. The Company believes that, it is currently operating in compliance with all known safety and environmental standards and regulations applicable to its Nevada property. However, there can be no assurance that its compliance could be challenged or that future changes in federal or Nevada laws, regulations or interpretations thereof will not have a material adverse affect on the Company's ability to resume and sustain mining operations.

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

The Company is substantially dependent upon the continued services of A. Scott Dockter, its President. The Company has no employment agreement with Mr. Dockter, nor is there either key person life insurance or disability insurance on Mr. Dockter. While Mr. Dockter expects to spend the majority of his time assisting the Company, there can be no assurance that

Mr. Dockter's services will remain available to the Company. If Mr. Dockter's services are not available to the Company, the Company will be materially and adversely affected. However, Mr. Dockter has been a significant shareholder of the Company since its inception and considers his investment of time and money in the Company of significant personal value.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company's office is located at 3090 Boeing Drive, Cameron Park, CA 95682.

The Company also owns 50 unpatented mining claims representing the Relief Canyon mining property located the Humboldt Range mining district in Nevada. See Item I, Business, Relief Canyon Mine.

ITEM 3.  LEGAL PROCEEDINGS

On December 3, 1996, plaintiff Roy Christiansen filed a breach of contract action against the Company in the Second Judicial District, Reno, Washoe County, Nevada. Plaintiff alleged that he was owed $250,000 relating to recovery of his investment in a property subsequently acquired by the Company. It was discovered during the pendency of this action that a former Secretary-Treasurer of Newgold, Inc., (prior to the Company going public through its merger with Warehouse Auto) signed a contract in 1994 which obligated the Company, Newgold, Inc. (the Delaware Corporation) to pay $250,000 to Christiansen, a former developer of the Golden Asset project which Newgold purchased and is located in Helena Montana. This obligation was unknown to the current principals of the Company. During the course of litigation, Plaintiff moved the court for summary judgment based on this signed agreement; this motion was granted and a judgment for $250,000 was entered against the Company. On May 11, 2000, the Company satisfied this judgment through the issuance of 350,000 shares of Common Stock to a shareholder who subsequently settled this judgment.

On May 7, 1997 a judgment was entered against the Company on behalf of the plaintiff, Roger Primm, in the Second Judicial District, Reno, Washoe County, Nevada in the amount of $212,500. The underlying lawsuit sought repayment of a loan made by the plaintiff to the Company; loan proceeds were used for development purposes at the Company's mining properties. On May 11, 2000, the Company satisfied this judgment through the issuance of 300,000 shares of Common Stock to a shareholder who subsequently settled this judgment.

On  March  11,  1998,  one  of  the  Company's  former   consulting  firms,  JBR
Consultants, instituted a suit against the Company for sums due under a consultant engineering contract. On August 19, 1998 the court for the Second Judicial District, Washoe County, Reno, Nevada, entered a default judgment against the Company for $28,815. On September 25, 1999, the outstanding balance of the judgment was paid in full.

On February 4, 2000, a complaint was filed against the Company by Sun G. Wong in the Superior Court of Sacramento County, California (Case No. 00AS00690). In the complaint,

Mr. Wong claims that he was held liable as a guarantor of Newgold in a claim brought by Don Christianson in a breach of contract action against Newgold. Despite the fact that Newgold settled the action with Mr. Christianson through the issuance of 350,000 shares of Newgold common stock, Mr. Wong, nevertheless, paid $60,000 to a third party claiming to hold Mr. Christianson's judgment pursuant to Mr. Wong's guaranty agreement. Similarly, Mr. Wong alleges that he was held liable as a guarantor for a debt of $200,000 owed by Newgold to Roger Primm with regard to money borrowed by Newgold. Mr. Primm filed suit against the Company which was settled through the issuance of 300,000 shares of Newgold common stock. Nevertheless, Mr. Wong alleges that he remains liable to a third party claiming to hold Mr. Primm's judgment for approximately $200,000 pursuant to his guaranty of such debt of Mr. Primm.

On December 29, 2000, the superior court entered a default judgment against Newgold in the amount of $400,553 with regard to the Christianson judgment and an additional $212,500 in regard to the Primm judgment against Mr. Wong. The Company believes that Mr. Wong was not obligated to pay any sums pursuant to his guarantees with regard to the Christianson and Primm judgments against Newgold. Should Mr. Wong seek to assert these judgments against the Company, the Company cannot predict the outcome of any such action or the amount of expenses that would be ultimately incurred in defending any such claims. The Company is currently negotiating a settlement with Mr. Wong, however there is no assurance that an acceptable settlement will be consummated.

On May 18, 2004 Paul Ngoyi filed a petition for involuntary bankruptcy against Newgold (Case No. BK-N-0451511). Mr. Ngoyi claims to be the holder of both the Christiansen and Primm judgments against Newgold and is claming that Newgold cannot pay such judgments because it is insolvent. Newgold has filed for Summary Judgment alleging that Mr. Ngoyi's claims are invalid as the two judgments were previously satisfied and that Newgold is not insolvent. A preliminary hearing on the Summary Judgment motion has not yet been scheduled. The Company intends to vigorously oppose the bankruptcy petition.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

Commencing in July 1997, the Company's common stock was listed and traded on the NASDAQ Electronic Bulletin Board (OTCBB) under the symbol "NGLD". Effective as of June 2001, the Company's shares ceased to be traded on the OTCBB and, since that time have been listed in the Pink Sheets(R) which is a centralized quotation service that collects and published market maker quotes for over-the-counter securities. Pink Sheets is a limited, voluntary reporting service and does not include all transactions regarding Newgold. Accordingly, the following information can only be considered a sample of transactions. The following chart sets forth the known high and low price on a bid basis for the Company's stock for each quarter during the previous two years. Prices are as reported in the Pink Sheets(R) published by the Pink Sheets LLC. The quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

         ----------------------------------------------- ---------- ----------
         Year Ended January 31, 2004                         Low       High

         ----------------------------------------------- ---------- ----------
         Fourth Quarter (November - January)               $0.001     $0.469
         ----------------------------------------------- ---------- ----------
         Third Quarter (August - October)                  $0.065     $0.159
         ----------------------------------------------- ---------- ----------
         Second Quarter (May-July)                         $0.04      $0.149
         ----------------------------------------------- ---------- ----------
         First Quarter (February - April)                  $0.049     $0.119
         ----------------------------------------------- ---------- ----------

         ----------------------------------------------- ---------- ----------
         Year Ended January 31, 2003                         Low       High

         ----------------------------------------------- ---------- ----------
         Fourth Quarter (November - January)               $0.001     $0.11
         ----------------------------------------------- ---------- ----------
         Third Quarter (August - October)                  $0.005     $0.04
         ----------------------------------------------- ---------- ----------
         Second Quarter (May - July)                       $0.01      $0.20
         ----------------------------------------------- ---------- ----------
         First Quarter (February - April)                  $0.01      $0.06
         ----------------------------------------------- ---------- ----------

As of April 30, 2004, there were approximately 1,015 holders of record of the Company's Common Stock. This amount does not include shares held in street name.

DIVIDEND POLICY

The Company has never paid any cash dividends on its common stock. The Company currently anticipates that it will retain all future earnings for use in its business. Consequently, it does not anticipate paying any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

During the Company's fiscal year ended January 31, 2004, it issued the following equity securities pursuant to exemptions from registration under the Securities Act of 1933 (the "1933 Act").

In February 2003, one person exercised a warrant to purchase 200,000 shares of the Company's common stock. The exercise price was $0.10/share

During the fiscal year ended January 31, 2003, the Company issued the following equity securities pursuant to exemptions from registration under the 1933 Act.

In Janauary 2003, three investors exercised warrants to purchase 550,000 shares of the Company's common stock. The exercise price was $0.10/share.

All of the above issuances were made without any public solicitation, to a limited number of individuals or entities and were acquired for investment purposes only. Each of the individuals or entities had access to information about the Company and were deemed capable of protecting their own interests. The warrants and shares underlying the warrants were issued pursuant to the private placement exemption provided by Section 4(2) of the 1933 Act. These are deemed to be "restricted securities" as defined in Rule 144 under the 1933 Act and the certificates evidencing the shares bear a legend stating the restrictions on resale.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
         OPERATION

For more detailed financial information, please refer to the audited January 31, 2004 Financial Statements included in this Form 10-KSB.

CAUTION ABOUT FORWARD-LOOKING STATEMENTS

This Form 10-KSB includes "forward-looking" statements about future financial results, future business changes and other events that haven't yet occurred. For example, statements like we "expect," we "anticipate" or we "believe" are forward-looking statements. Investors should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties about the future. We do not undertake to update the information in this Form 10-KSB if any forward-looking statement later turns out to be inaccurate. Details about risks affecting various aspects of the Company's business are discussed throughout this Form 10-KSB and should be considered carefully.

PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS

Certain key factors that have affected our financial and operating results in the past will affect our future financial and operating results. These include, but are not limited to the following:

     o   Gold prices, and to a lesser extent, silver prices;

     o Current gold deposits under Company control at the Relief Canyon Mine are estimated by the Company (based on past exploration by the Company and work done by others).

         The Company's properties now include 50 unpatented mining claims contained in about 1000 acres.

         The Company's operating plan is to place its mining claims into profitable production by the end of 2005, and use the net proceeds from these operations to fund ongoing exploration and development of its property holdings. Through the use of joint ventures, royalties and partnerships, the Company intends to progressively enlarge the scope and scale of the mining and processing operations, thereby increasing both the Company's annual revenues and its net profits. The Company's objective is to achieve annual growth rates in revenue and net profits for the foreseeable future;

     o The Company expects to make capital expenditures in fiscal year 2006 of between $2.5 million and $4 million, including costs related to the resumption of mine operations and production at the Relief Canyon mine.

     o Due to the strengthening of the gold market, and consistent with the Company's exploration growth strategy, it expects exploration, research and development expenditures in 2005 will total between $500,000 and $1 million.

     o Additional funding or the utilization of other venture partners will be required for mining operations, exploration, research, development and operating expenses. In the past the Company has been dependent on the funding from the private placement of its securities as well as loans from related parties as the sole sources of capital to fund its operations.

RESULTS OF OPERATION

The Company has only recently resumed business operations after having been inactive from July 2001 until February 2003. Consequently, comparisons between the operating results of the Company for the fiscal years 2003 and 2004 are not as relevant as they otherwise would be if the Company had been engaged in business operations during both fiscal years. In addition, because the Company is in the process of reinstituting its business and mining operations, the results of operations for the last two fiscal years will likely not be indicative of the Company's current and future operations. The current management discussion and analysis should be read from the context of the Company's recent resumption of its mining business.

Operating Results for the Fiscal Years Ended January 31, 2004 and 2003
----------------------------------------------------------------------

Although the Company commenced efforts to re-establish its mining business early in fiscal year 2004, no mining operations had commenced and no revenues had been recognized during the fiscal year 2004. The Company was inactive during fiscal year 2003 and, as a result, generated no revenues from operations. The Company hopes to be able to commence generating revenues from mining operations during the 2006 fiscal year. The Company has granted a 4% net smelting return royalty to a third party which has been recorded as an $800,000 deferred option income.

In fiscal year 2004 the Company spent $37,916 on exploration expenses related to the Relief Canyon mining property. This compares to exploration expenses of $11,135 expended during fiscal 2003. These expenses relate primarily to maintenance and retention costs required to maintain the Company's mining claims. The Company incurred operating expenses of $306,477 during fiscal year 2004. Of this amount, $220,000 reflects officer compensation and related payroll taxes during the year, $32,259 reflect payroll penalties and $28,805 reflect fees for outside professional services. During fiscal year 2003 the Company incurred operating expenses at $79,644 of which $32,400 represents officer compensation and $30,583 reflecting payroll penalties. It is anticipated that both exploration costs and operating expenses will increase significantly as the Company resumes its mining operations and exploration program.

The Company incurred interest expense of $136,493 during fiscal year 2004 which compares to interest expenses of $144,879incurred during fiscal year 2003. Although the amount of loans outstanding during 2004 increased slightly, the overall interest rate on such borrowing decreased.

The Company's total net loss for fiscal year 2004 increased to $470,823 compared to a net loss of $215,533 incurred for fiscal year 2003. The larger net loss in fiscal year 2004 reflects the substantial increase in operating expenses and a lack of revenues recognized during fiscal year 2004.

LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred significant operating losses during the last two fiscal years which has resulted in an accumulated deficit of $15,107,162 as of the end of fiscal year 2004. At January 31, 2004, the Company had cash and marketable securities of $116,335 and a net working capital deficit of $4,181,390. Since the resumption of its business in February 2003, the Company has been dependent on borrowed or invested funds in order to finance its ongoing operations. As of January 31, 2004, the Company had $1,581,721 of outstanding notes payable which reflects a small increase compared to notes payable of $1,455,896 outstanding as of January 31, 2003.

During fiscal year 2004 the Company borrowed an additional $338,943 from and repaid $171,942 to its President and Chief Executive Officer at an interest rate of 8% per year. This amount increased the Company's total indebtedness to its President to $1,402,742. Principal and interest due to the President as well as notes payable to four other individuals are due on demand of the holder.

By attempting to resume mining operations, the Company will require approximately $3 million to $5 million in additional working capital above the current working capital deficiency to bring the mine into full production. It is the Company's intention to pursue several possible funding opportunities including the sale of additional securities or the incurring of additional debt.

Due to the Company's continuing losses from its business operations, the independent auditor's report includes a "going concern" explanation relating to the fact that the Company's continuation is dependent upon obtaining additional working capital either through significantly increasing revenues or through outside financing.

Due to the Company's limited cash flow, operating losses and limited assets, it is unlikely that the Company could obtain financing through commercial or banking sources. Consequently, the Company is dependent on continuous cash infusions from its major stockholders or other outside sources in order to fund its current operations. If these investors were unwilling or unable to provide necessary working capital to the Company, the Company would probably not be able to commence or sustain its operations. There is no written agreement or contractual obligation which would require the Company's investors to fund Company operations up to a certain amount or indeed continue to finance the Company's operations at all.

Management of the Company believes that it will need to raise additional capital to continue to develop, promote and conduct its mining operations. Such additional capital may be raised through public or private financing as well as borrowing from other sources. To date, the Company's President has paid substantially all of the Company's expenses since restarting its business in February 2003. Although the Company believes that these creditors and investors will continue to fund the Company's expenses based upon their significant debt or equity interest in Newgold, there is no assurance that such investors will continue to pay the Company's expenses. If adequate funds are not otherwise available, the Company would not be able to sustain mining operations.

CRITICAL ACCOUNTING POLICIES

Newgold's discussion and analysis of its financial conditions and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of financial statements require managers to make estimates and disclosures on the date of the financial statements. On an on-going basis, Newgold evaluates its estimates, including, but not limited to, those related to revenue recognition. The Company uses authoritative pronouncements, historical experience and other assumptions as the basis for making judgments. Actual results could differ from those estimates. Newgold believes that the following critical accounting policies affect its more significant judgments and estimates in the preparation of its consolidated financial statements.

Valuation of Long-lived Assets
------------------------------

Long-lived assets, consisting primarily of property and equipment, patents and trademarks, and goodwill, comprise a significant portion of the Company's total assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable. Recoverability of assets is measured by a comparison of the carrying value of an asset to the future net cash flows expected to be generated by those assets. The cash flow projections are based on historical experience, management's view of growth rates within the industry, and the anticipated future economic environment.

Factors Newgold considers important that could trigger a review for impairment include the following:

     (a) significant   underperformance   relative  to  expected  historical  or
         projected future operating results,

     (b) significant changes in the manner of its use of the acquired assets or the strategy of its overall business, and

     (c) significant negative industry or economic trends.

When the Company determines that the carrying value of long-lived assets and related goodwill and enterprise-level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, it measures any impairment based on a projected discounted cash flow method using a discount rate determined by its management to be commensurate with the risk inherent in its current business model.

Deferred Reclamation Costs
--------------------------

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations," which established a uniform methodology for accounting for estimated reclamation and abandonment costs. The statement was adopted February 1, 2003. The reclamation costs will be allocated to expense over the life of the related assets and will be adjusted for changes resulting from the passage of time and revisions to either the timing or amount of the original present value estimate.

Prior to adoption of SFAS No. 143, estimated future reclamation costs were based principally on legal and regulatory requirements. Such costs related to active mines were accrued and charged over the expected operating lives of the mines using the UOP method based on proven and probable reserves. Future remediation costs for inactive mines were accrued based on management's best estimate at the end of each period of the undiscounted costs expected to be incurred at a site. Such cost estimates included, where applicable, ongoing care, maintenance and monitoring costs. Changes in estimates at inactive mines were reflected in earnings in the period an estimate was revised.

Exploration Costs
-----------------

Exploration costs are expensed as incurred. All costs related to property acquisitions are capitalized.

Mine Development Costs
----------------------

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

Reclamation Costs
-----------------

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The clarification provisions of this statement require that contracts with comparable characteristics be accounted for similarly. This statement is effective for any new derivative instruments the Company may enter into after June 30, 2003. Implementation of this statement is not anticipated to have a significant impact on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope, which possesses certain characteristics, and was previously classified as equity, as a liability (or an asset in some circumstances). The provisions of this statement are effective at the beginning of the first interim period beginning after June 15, 2003. The implementation of the provisions of SFAS No. 150 did not have a material impact on the Company's financial position or results of operations.

ITEM 7.  FINANCIAL STATEMENTS

                                  NEWGOLD, INC.
                              FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                            JANUARY 31, 2004 AND 2003

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                      F-1

         Balance Sheet                                                       F-2

         Statements of Operations                                            F-4

         Statements of Comprehensive Loss                                    F-5

         Statements of Shareholders' Deficit                                 F-6

         Statements of Cash Flows                                            F-7

         Notes to Financial Statements                                F-8 - F-20

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Newgold, Inc.

We have audited the accompanying balance sheet of Newgold, Inc. as of January 31, 2004, and the related statements of operations, comprehensive loss, shareholders' deficit, and cash flows for each of the two years in the period ended January 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Newgold, Inc. as of January 31, 2004, and the results of its operations and its cash flows for each of the two years in the period ended January 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, during the year ended January 31,2004, the Company incurred a net loss of $470,821 and had negative cash flows from operations of $176,583. In addition, the Company had an accumulated shareholders' deficit of $4,425,944 at January 31,2004. These factors, among others, as discussed in Note 2 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
November 7, 2004

                                                                   NEWGOLD, INC.
                                                                   BALANCE SHEET
                                                                 January 31,2004
--------------------------------------------------------------------------------

                                     ASSETS

CURRENT ASSETS
     Cash                                                                               $   5,967
     Marketable securities available for sale, net of $204,820 of unrealized loss         110,368
                                                                                        ---------
              Total current assets                                                        116,335

OTHER ASSETS
     Deferred reclamation costs                                                           513,946
     Deposits                                                                              45,000
                                                                                        ---------

              Total other assets                                                          558,946
                                                                                        ---------
                  TOTAL ASSETS                                                          $ 675,281
                                                                                        =========

                                                                   NEWGOLD, INC.
                                                                   BALANCE SHEET
                                                                 January 31,2004
--------------------------------------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                                           $        540,194
     Accrued expenses                                                                  1,665,364
     Accrued reclamation costs                                                           513,946
     Notes payable due to individuals and officer                                      1,581,721
                                                                                -----------------

         Total current liabilities                                                     4,301,225
                                                                                -----------------

DEFERRED REVENUE                                                                         800,000
                                                                                -----------------

         Total liabilities                                                             5,101,225

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
     Common stock, $0.001 par value
         50,000,000 shares authorized
         47,606,174 shares issued and outstanding                                         47,606
     Additional paid in capital                                                       10,838,432
     Other comprehensive loss                                                           (204,820)
     Accumulated deficit                                                             (15,107,162)
                                                                                -----------------

              Total shareholders' deficit                                             (4,425,944)
                                                                                -----------------

                  TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                   $        675,281
                                                                                =================

                                                                   NEWGOLD, INC.
                                                        STATEMENTS OF OPERATIONS
                                                 For the Years Ended January 31,
--------------------------------------------------------------------------------

                                                                     2004            2003
                                                                --------------  --------------

NET SALES                                                       $           -   $           -

COST OF GOODS SOLD                                                     37,916          11,135
                                                                --------------  --------------

GROSS PROFIT (LOSS)                                                   (37,916)        (11,135)

OPERATING EXPENSES                                                   (306,477)        (79,644)
                                                                --------------  --------------

LOSS FROM OPERATIONS                                                 (344,393)        (90,779)
                                                                --------------  --------------

OTHER INCOME (EXPENSE)
     Dividend income                                                   10,063          20,125
     Interest expense                                                (136,493)       (144,879)
                                                                --------------  --------------

         Total other income (expense)                                (126,430)       (124,754)
                                                                --------------  --------------

NET LOSS                                                        $    (470,823)  $    (215,533)
                                                                ==============  ==============

BASIC AND DILUTED LOSS PER SHARE                                $       (0.01)  $       (0.01)
                                                                ==============  ==============

BASIC AND DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING              47,595,763      46,863,708
                                                                ==============  ==============

                                                                   NEWGOLD, INC.
                                                STATEMENTS OF COMPREHENSIVE LOSS
                                                 For the Years Ended January 31,
--------------------------------------------------------------------------------


                                                     2004               2003
                                               --------------     --------------

NET LOSS                                       $    (470,823)     $    (215,533)

OTHER COMPREHENSIVE LOSS
     Unrealized loss from
         marketable securities                      (204,820)                 -
                                               --------------     --------------

COMPREHENSIVE LOSS                             $    (675,643)     $    (215,533)
                                               ==============     ==============

                                                                   NEWGOLD, INC.
                                             STATEMENTS OF SHAREHOLDERS' DEFICIT
                                                 For the Years Ended January 31,
--------------------------------------------------------------------------------

                                        Common Stock            Additional     Other Com-
                               ------------------------------    Paid in       prehensive    Accumulated
                                   Shares          Amount        Capital         (Loss)        Deficit         Total
                               --------------  -------------- -------------- -------------- -------------- --------------
BALANCE, JANUARY
   31, 2002                       46,856,174   $      46,856  $  10,688,157  $          -   $ (14,420,806) $  (3,685,793)
COMMON STOCK
   ISSUED
     upon exercise of
       warrants                      550,000             550         54,450                                       55,000
OFFERING COSTS                                                       (1,467)                                      (1,467)
WARRANTS ISSUED
   WITH  DEBT                             -               -          13,574                                       13,574
NET LOSS                                                                                         (215,533)      (215,533)
                               --------------  -------------- -------------- -------------- -------------- --------------

BALANCE, JANUARY
   31, 2003                       47,406,174          47,406     10,754,714              -    (14,636,339)    (3,834,219)
COMMON STOCK
   ISSUED
     upon exercise of
       warrants                      200,000             200         19,800                                       20,000
WARRANTS ISSUED
   WITH DEBT                              -               -          63,918                                       63,918
OTHER COMPREHENSIVE
     LOSS                                                                         (204,820)                     (204,820)
NET LOSS                                                                                         (470,823)      (470,823)
                               --------------  -------------- -------------- -------------- -------------- --------------

BALANCE, JANUARY
   31, 2004                       47,606,174   $      47,606  $  10,838,432  $    (204,820) $ (15,107,162) $  (4,425,944)
                               ==============  ============== ============== ============== ============== ==============

    The accompanying notes are an integral part of these financial statements

                                                                   NEWGOLD, INC.
                                                        STATEMENTS OF CASH FLOWS
                                                 For the Years Ended January 31,
--------------------------------------------------------------------------------

                                                                    2004             2003
                                                                ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                   $  (470,823)     $  (215,533)
     Adjustments to reconcile net loss to net cash
         used in operating activities
              Accretion of warrants issued as a debt discount        22,753           30,180
              (Increase) decrease in
                  Deposits                                          (38,500)              -
                  Deferred reclamation costs                       (463,446)              -
              Increase (decrease) in
                  Accounts payable                                   (2,000)              -
                  Accrued salaries and benefits                     113,000               -
                  Accrued expenses                                  662,433          160,520
                                                                ------------     ------------

                      Net cash used by operating activities        (176,583)         (24,833)
                                                                ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Marketable securities                                          (10,063)         (20,125)
                                                                ------------     ------------

                      Net cash used by financing activities         (10,063)         (20,125)
                                                                ------------     ------------


CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from the issuance of common stock                      20,000           53,533
     Proceeds from note payable                                     338,943               -
     Repayments of note payable                                    (171,952)          (1,838)
                                                                ------------     ------------

                  Net cash provided by financing activities         186,991           51,695
                                                                ------------     ------------

                      Net increase in cash                              345            6,737

CASH, BEGINNING OF YEAR                                               5,622           (1,115)
                                                                ------------     ------------

CASH, END OF YEAR                                               $     5,967      $     5,622
                                                                ============     ============

                                                                   NEWGOLD, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                January 31, 2004

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

         NEWGOLD, Inc. ("the Company") has been in the business of acquiring, exploring, developing, and producing gold properties. The Company had rights to mine properties in Nevada and Montana. Its primary focus was on the Relief Canyon Mine located near Lovelock, Nevada, where it has performed development and exploratory drilling and was in the process of obtaining permits to allow operation of the Relief Canyon Mine. In December 1997, the Company placed the Relief Canyon Mine on care and maintenance status. The Company also conducted exploration at its Washington Gulch Mine property in Montana.

         In February 2000 the Company began to implement an entirely new business model of investing in Internet companies. Due to the deterioration of the investment market for these types of companies later in 2000, the Company abandoned this investment strategy. From mid-2001 until the beginning of 2003 Newgold was essentially inactive, only continuing with some of the care and maintenance at Relief Canyon, as provided for by a non-affiliate company owned by the Chairman and CEO of Newgold.

         Merger
         ------
         In November 1996, Newgold, Inc. of Nevada (Old Newgold) was merged into Warehouse Auto Centers, Inc. (WAC), a public company, which had previously filed an involuntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Western District of New York. Pursuant to the plan of reorganization and merger (the Plan), (i) WAC which was the surviving corporation for legal purposes, changed its name to Newgold Inc. (the Company), (ii) the outstanding shares of Old Newgold were converted into the right to receive an aggregate of 12,000,000 shares or approximately 69% of the post merger outstanding common stock of the Company, (iii) each outstanding share of WAC was converted into the right to receive 1/65 share of the common stock of the Company, for an aggregate of 51,034 shares or less than 1% of the post merger outstanding common stock,
         (iv) unsecured trade debts and other unsecured pre-petition liabilities were paid in full via the issuance of one share of the Company's stock, for each $42 of debt, for an aggregate of 63,374 shares or less than 1% of the post merger outstanding common stock, and (v) post petition creditors received 1 share of stock for each $1 of debt, for an aggregate of 191,301 shares or approximately 1% of the post merger outstanding common stock. The Plan also required an amendment to the Company's capital structure to increase the number of shares authorized to 50,000,000 and to reduce the corresponding par value to $.001.

         In connection with the Plan, the Company raised $4,707,000 of cash through the issuance of convertible debtor certificates. Shortly after confirmation of the Plan, the debtor certificates were exchanged for 5,135,130 shares of common stock (including 428,130 shares issued in lieu of paying cash for underwriter's fees) representing approximately 29% of the post merger outstanding common stock. An additional bonus of 513,514 shares was issued to investors and underwriters during the year ended January 31, 1998 for delay in the effective date of the Company's stock trading.

                                                                   NEWGOLD, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                January 31, 2004

         For accounting purposes, Old Newgold has been treated as the acquirer (reverse acquisition). Accordingly, the historical financial statements prior to November 21, 1996 are those of Old Newgold. There were no assets or liabilities acquired in this transaction and there is no impact on the statement of operations.

NOTE 2 - GOING CONCERN

         These financial statements have been prepared on a going concern basis. However, during the year ended January 31, 2004, the Company incurred a net loss of $470,823 and had negative cash flows from operations of $176,583. In addition, the Company had an accumulated shareholders' deficit of $4,425,944 at January 31, 2004. The Company's ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. Since inception, the Company has satisfied its capital needs by issuing equity securities.

         Management plans to continue to provide for its capital needs during the year ended January 31, 2005 by issuing equity securities or incurring additional debt financing, with the proceeds to be used to re-establish mining operations at Relief Canyon as well as improve its working capital position. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Cash and Cash Equivalents
         -------------------------
         For the purpose of the statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

         Marketable Securities Available for Sale
         ----------------------------------------
         Investments in equity securities are classified as available-for-sale. Securities classified as available for sale are marked to market at each period end. Changes in value on such securities are recorded as a component of Other comprehensive income (loss). If declines in value are deemed other than temporary, losses are reflected in Net income
         (loss).

         Property and Equipment
         ----------------------
         Depreciation, depletion and amortization of mining properties, mine development costs and major plant facilities will be computed principally by the units-of-production method based on estimated proven and probable ore reserves. Proven and probable ore reserves reflect estimated quantities of ore which can be economically recovered in the future from known mineral deposits. Such estimates are based on current and projected costs and prices. Other equipment is depreciated using the straight-line method principally over the estimated useful life of seven years.

                                                                   NEWGOLD, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                January 31, 2004

         Deferred Reclamation Costs
         --------------------------
         In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations," which established a uniform methodology for accounting for estimated reclamation and abandonment costs. The statement was adopted February 1, 2003. The reclamation costs will be allocated to expense over the life of the related assets and will be adjusted for changes resulting from the passage of time and revisions to either the timing or amount of the original present value estimate.

         Prior to adoption of SFAS No. 143, estimated future reclamation costs were based principally on legal and regulatory requirements. Such costs related to active mines were accrued and charged over the expected operating lives of the mines using the UOP method based on proven and probable reserves. Future remediation costs for inactive mines were accrued based on management's best estimate at the end of each period of the undiscounted costs expected to be incurred at a site. Such cost estimates included, where applicable, ongoing care, maintenance and monitoring costs. Changes in estimates at inactive mines were reflected in earnings in the period an estimate was revised.

         Exploration Costs
         -----------------
         Exploration costs are expensed as incurred. All costs related to property acquisitions are capitalized.

         Mine Development Costs
         ----------------------
         Mine development costs consist of all costs associated with bringing mines into production, to develop new ore bodies and to develop mine areas substantially in advance of current production. The decision to develop a mine is based on assessment of the commercial viability of the property and the availability of financing. Once the decision to proceed to development is made, development and other expenditures relating to the project will be deferred and carried at cost with the intention that these will be depleted by charges against earnings from future mining operations. No depreciation will be charged against the property until commercial production commences. After a mine has been brought into commercial production, any additional work on that property will be expensed as incurred, except for large development programs, which will be deferred and depleted.

         Financing Costs
         ---------------
         Financing costs, including interest, are capitalized when they arise from indebtedness incurred to finance development and construction activities on properties that are not yet subject to depreciation or depletion. Financing costs are charged against earnings from the time that mining operations commence. Capitalization is based upon the actual interest on debt specifically incurred or on the average borrowing rate for all other debt except where shares are issued to fund the cost of the project.

         Depreciation, Depletion and Amortization
         ----------------------------------------
         Assets other than mining properties and mineral rights are depreciated using the straight-line method over their estimated useful lives. Capitalized development costs are amortized on the units of production method considering proven and probable reserves. Depreciation and depletion rates are subject to periodic review to ensure that asset costs are amortized over their useful lives.

                                                                   NEWGOLD, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                January 31, 2004

         Impairment
         ----------
         Mining projects and properties are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. If estimated future cash flows expected to result from the use of the mining project or property and its eventual disposition are less than the carrying amount, impairment is recognized based on the estimated fair market value of the mining project or property. Fair value generally is based on the present value of estimated future net cash flows for each mining project or property, calculated using estimates of proven and probable minable reserves, geological resources, future prices, operating costs, capital requirements and reclamation costs. A provision for impairment in valuation of development costs and property, plant and equipment amounted to $800,000 for the year ended January 31, 2002 and was charged to operating expense. After these adjustments all development costs and property, plant and equipment have been fully written off.

         Management's estimates of future cash flows are subject to risks and uncertainties. Therefore, it is reasonably possible that changes could occur which may affect the recoverability of the Company's investment in mineral properties.

         Risks Associated with Gold Mining
         ---------------------------------
         The business of gold mining is subject to certain types of risks, including environmental hazards, industrial accidents, and theft. Prior to suspending operations, the Company carried insurance against certain property damage loss (including business interruption) and comprehensive general liability insurance. While the Company maintained insurance consistent with industry practice, it is not possible to insure against all risks associated with the mining business, or prudent to assume that insurance will continue to be available at a reasonable cost. The Company has not obtained environmental liability insurance because such coverage is not considered by management to be cost effective. The Company currently carries no insurance on any of its properties due to the current status of the mine and the Company's current financial condition.

         Reclamation Costs
         -----------------
         Reclamation costs and related accrued liabilities, which are based on the Company's interpretation of current environmental and regulatory requirements, are accrued and expensed, upon determination.

         Based on current environmental regulations and known reclamation requirements, management has included its best estimates of these obligations in its reclamation accruals. However, it is reasonably possible that the Company's best estimates of its ultimate reclamation liabilities could change as a result of changes in regulations or cost estimates.

         Revenue Recognition
         -------------------
         Revenues will be recognized when deliveries of gold are made, title and risk of loss passes to the buyer and collectibility is reasonably assured. Deferred revenue represents non-refundable cash received in exchange for royalties on net smelter returns on the Relief Canyon Mine. Deferred revenue will be amortized to earnings based on estimated production in accordance with the royalty agreement.

         Fair Value of Financial Instruments
         -----------------------------------
         The Company's financial instruments include cash and cash equivalents and accounts payable -

                                                                   NEWGOLD, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                January 31, 2004

         trade. The carrying amounts for these financial instruments approximate fair value due to their short maturities.

         Comprehensive Income
         --------------------
         The Company utilizes SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on available-for-sale marketable securities. Comprehensive income is presented in the Company's financial statements since the Company did have unrealized gain (loss) of from changes in equity from available-for-sale marketable securities.

         Stock-Based Compensation
         ------------------------
         SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," defines a fair value based method of accounting for stock-based compensation. However, SFAS No. 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting method of APB No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value method of accounting defined in SFAS No. 123 had been applied. The Company has elected to account for its stock-based compensation to employees using the intrinsic value method under APB No. 25. There were no stock options granted or outstanding for the years ended January 31, 2004 and 2003.

         Income Taxes
         ------------
         The Company accounts for income taxes under the liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

         As of January 31, 2004, the deferred tax assets related to the Company's net operating loss carry-forwards are fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may not have any net operating loss carry-forwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

         Estimates
         ---------
         The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and

                                                                   NEWGOLD, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                January 31, 2004

         liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         Loss Per Share
         --------------
         The Company utilizes SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive.

         The following common stock equivalents were excluded from the calculation of diluted loss per share since their effect would have been anti-dilutive:
                                                      2004             2003
                                                 -------------     -------------
                      Warrants                     3,718,229         3,648,463

         Concentrations of Credit Risk
         -----------------------------
         Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. The Company places its cash and cash equivalents with high credit, quality financial institutions. At times, such cash and cash equivalents may be in excess of the Federal Deposit Insurance Corporation insurance limit of $100,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

         Recent Accounting Pronouncements
         --------------------------------
         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The clarification provisions of this statement require that contracts with comparable characteristics be accounted for similarly. This statement is effective for any new derivative instruments the Company may enter into after June 30, 2003. Implementation of this statement is not anticipated to have a significant impact on our financial position or results of operations.

         In May 2003,  the FASB  issued SFAS No.  150,  "Accounting  for Certain
         Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope, which possesses certain characteristics, and was previously classified as equity, as a liability (or an asset in some circumstances). The provisions of this statement are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003. The implementation of the

                                                                   NEWGOLD, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                January 31, 2004

         provisions of SFAS No. 150 did not have a material impact on the Company's financial position or results of operations.

NOTE 4 - MARKETABLE SECURITIES AVAILABLE FOR SALE

         At January 31, 2004 the Company held 71,205 common shares of NutraCea which was accounted for as an investment in marketable securities. During the year ended January 31, 2004, unrealized holding losses of $204,820 were recorded in Other comprehensive loss to reflect the market value decrease during the period. In October 2004 the Company sold all of its investment in marketable securities (see Note 11).

NOTE 5 - PROPERTY AND EQUIPMENT

         Property and equipment at January 31, 2004 was recorded at no value. The Company had previously determined that the value of its fixed assets at the Relief Canyon Mine were permanently impaired and wrote off assets with a basis of $800,000. If the Company can reestablish mining operations at Relief Canyon it is possible that some of these assets could be utilized in such operations.

         A summary of property, plant and equipment was as follows:

                                     `              Machinery
                                                        &          Development      Capitalized
                                     Buildings      Equipment      Costs            Interest          Total
                                   -------------  -------------  ---------------  ---------------  ------------
         Relief Canyon Mine          $215,510       $277,307       $261,742        $45,441           $800,000

         All office furniture and equipment has been fully depreciated as of January 31, 2004.

NOTE 6 - NOTES PAYABLE TO RELATED PARTIES AND INDIVIDUALS

         Unsecured notes payable to individuals and related parties consist of the following at January 31, 2004:

         Loans from  officer.  The notes bear interest at 8%
         per year.  The notes are currently due. The Company
         is in  default  with  respect  to these  loans.  In
         connection  with the loans,  warrants  to  purchase
         3,718,229  shares of common stock have been issued.
         The   warrants   have   been   valued   using   the
         Black-Scholes  option  pricing  model (see Note 7).
         The  warrants  were  issued  at $0.15 per share and
         expire in five years from the date of issuance.            $ 1,402,742

         Loan from individual. The note bears interest at 8%
         per year. The note is currently due. The Company is
         in default with respect to this loan.                          176,500

         Other non-interest bearing advances                             47,038

                                                                   NEWGOLD, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                January 31, 2004


         Unamortized warrant expense                                    (44,559)
                                                                    ------------
            Total notes payable to individuals and related parties  $ 1,581,721
                                                                    ============
         The Company recorded $136,493 of interest expense in the current period.


NOTE 7 - COMMITMENTS AND CONTINGENCIES

         Except for the advance royalty and rent payments noted below, the Company is not obligated under any capital leases or non-cancelable operating lease with initial or remaining lease terms in excess of one year as of January 31, 2004. However, minimum annual royalty payments are required to retain the lease rights to the Company's properties.

         Relief Canyon Mine
         ------------------
         The Company purchased the Relief Canyon Mine from J.D. Welsh Associates (Welsh) in January 1995. The mine consisted of 39 claims and a lease for access to an additional 800 acres contiguous to the claims. During 1997, the Company staked an additional 402 claims. Subsequent to
         January 31, 1998, the Company reduced the total claims to 50 (approximately 1,000 acres). The annual payment to maintain these claims is $5,000. As part of the original purchase of Relief Canyon Mine, Welsh assigned the lease from Santa Fe Gold Corporation (Santa
         Fe) to the Company. The lease granted Santa Fe the sole right of approval of transfer to any subsequent owner of the Relief Canyon Mine. Santa Fe had accepted lease and minimum royalty payments from the Company, but has declined to approve the transfer. Due to Welsh's inability to transfer the Santa Fe lease, the original purchase price of $500,000 for Relief Canyon Mine was reduced by $50,000 in 1996 to $450,000.

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

         Litigation
         ----------
         On December 3, 1996, plaintiff Roy Christiansen filed a breach of contract action against the Company in the Second Judicial District, Reno, Washoe County, Nevada. Plaintiff alleged that he was owed $250,000 relating to recovery of his investment in a property subsequently acquired by the Company. It was discovered during the pendency of this action that a former Secretary-Treasurer of Newgold, Inc., (prior to the Company going public through its merger with Warehouse Auto) signed a contract in 1994 which obligated the Company, Newgold, Inc. (the Delaware Corporation) to pay $250,000 to Christiansen, a former developer of the Golden Asset

                                                                   NEWGOLD, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                January 31, 2004

         project which Newgold purchased and is located in Helena Montana. This obligation was unknown to the current principals of the Company. During the course of litigation, Plaintiff moved the court for summary judgment based on this signed agreement; this motion was granted and a judgment for $250,000 was entered against the Company. On May 11, 2000, the Company satisfied this judgment through the issuance of 350,000 shares of Common Stock to a shareholder who subsequently settled this judgment.

         On May 7, 1997 a judgment was entered against the Company on behalf of the plaintiff, Roger Primm, in the Second Judicial District, Reno, Washoe County, Nevada. The underlying lawsuit sought repayment of a loan made by the plaintiff to the Company; loan proceeds were used for development purposes at the Company's mining properties. On May 11, 2000, the Company satisfied this judgment through the issuance of 300,000 shares of Common Stock to a shareholder who subsequently settled this judgment.

         On March 11, 1998, one of the Company's former consulting firms, JBR Consultants, instituted a suit against the Company for sums due under a consultant engineering contract. On August 19, 1998 the court for the Second Judicial District, Washoe County, Reno, Nevada, entered a default judgment against the Company for $28,815. On September 25, 1999, the outstanding balance of the judgment was paid in full.

         On February 4, 2000, a complaint  was filed  against the Company by Sun
         G. Wong in the Superior Court of Sacramento County, California (Case No. 00AS00690). In the complaint, Mr. Wong claims that he was held liable as a guarantor of Newgold in a claim brought by Don Christianson in a breach of contract action against Newgold. Despite the fact that Newgold settled the action with Mr. Christianson through the issuance of 350,000 shares of Newgold common stock, Mr. Wong, nevertheless, paid $60,000 to a third party claiming to hold Mr. Christianson's judgment pursuant to Mr. Wong's guaranty agreement. Similarly, Mr. Wong alleges that he was held liable as a guarantor for a debt of $200,000 owed by Newgold to Roger Primm with regard to money borrowed by Newgold. Mr. Primm filed suit against the Company which was settled through the issuance of 300,000 shares of Newgold common stock. Nevertheless, Mr. Wong alleges that he remains liable to a third party claiming to hold Mr. Primm's judgment for up to $200,000 pursuant to his guaranty of such debt of Mr. Primm.

         On December 29, 2000, the superior court entered a default judgment against Newgold in the amount of $400,553 with regard to the Christianson judgment and an additional $212,500 in regard to the Primm judgment against Mr. Wong. The Company believes that Mr. Wong was not obligated to pay any sums pursuant to his guarantees with regard to the Christianson and Primm judgments against Newgold and, as a result, Mr. Wong should not have any recourse against the Company for reimbursement. Should Mr. Wong seek to assert these judgments against the Company, the Company cannot predict the outcome of any such action or the amount of expenses that would be ultimately incurred in defending any such claims. The Company is currently negotiating a settlement with Mr. Wong, however there is no assurance that an acceptable settlement will be consummated.

                                                                   NEWGOLD, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                January 31, 2004

         On May 18, 2004 Paul Ngoyi filed a petition for involuntary bankruptcy against Newgold (Case No. BK-N-0451511). Mr. Ngoyi claims to be the holder of both the Christiansen and Primm judgments against Newgold and is claming that Newgold cannot pay such judgments because it is insolvent. Newgold has filed for Summary Judgment alleging that Mr. Ngoyi's claims are invalid as the two judgments were previously satisfied and that Newgold is not insolvent. A preliminary hearing on the Summary Judgment motion is scheduled for November 22, 2004. The Company intends to vigorously oppose the bankruptcy petition.

         The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate dispositions of these matters will not have a material adverse effect on the Company's financial position, results or operations or liquidity.

NOTE 8 - SHAREHOLDERS' DEFICIT

         The following common stock transactions occurred during the years ended January 31, 2004 and 2003:

         Common Stock
         ------------
         On February 20, 2003 warrants to purchase 200,000 shares of common stock were exercised at a price of $0.10 per share. The original exercise price was $1.00 however the investor and the Company renegotiated the exercise price to $0.10 per share.

         On January 27, 2003 warrants to purchase 550,000 shares of common stock were exercised at a price of $0.10 per share. The original exercise price was $1.00 however the investors and the Company renegotiated the exercise price to $0.10 per share.

         Warrants
         --------
         The Company has issued common stock warrants to an officer of the Company as part of certain financing transactions (see Note 5).

         The fair market value of these warrants issued during the years ended January 31, 2004 and 2003 was determined to be $63,919 and $13,574 and was calculated under the Black-Scholes option pricing model with the following assumptions used:
                                                      2004             2003
                                                   ---------        ---------
                  Expected life                     5 years          5 years
                  Risk free interest rate             3.16%            3.00%
                  Volatility                           400%             506%
                  Expected dividend yield              None             None

         The fair value of these warrants is being amortized to interest expense over one year, the original life of the loans. Total amortization expense for the years ended January 31, 2004 and 2003 was approximately $22,800 and $30,200 respectively.

         The following table presents warrant activity through January 31, 2004:

                                                                   NEWGOLD, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                January 31, 2004


                                                                    Weighted-
                                                                    Average
                                                    Number          Exercise
                                                  of Shares          Price
                                                --------------   -------------
  Outstanding, January 31, 2002                     3,746,000    $       0.53
    Granted                                           452,463    $       0.15
    Exercised                                        (550,000)   $      (0.10)
                                                --------------   -------------

  Outstanding, January 31, 2003                     3,648,463    $       0.43
    Granted                                         1,265,766    $       0.15
    Exercised                                        (200,000)   $      (0.10)
    Expired                                          (996,000)   $       1.00
                                                --------------   -------------

      OUTSTANDING, JANUARY 31, 2004                 3,718,229    $       0.15
                                                ==============   =============

      EXERCISABLE, JANUARY 31, 2004                 3,718,229    $       0.15
                                                ==============   =============

NOTE 9 - INCOME TAXES

         As of January 31, 2004, the Company had net operating loss carry-forwards of approximately $10,161,000 available to reduce future Federal taxable income which, if not used, will expire at various dates through January 31, 2024. Due to changes in the ownership of the Company, the utilization of these loss carry-forwards may be subject to substantial annual limitations. Deferred tax assets (liabilities) are comprised of the following at January 31, 2004:

                  Deferred Tax Assets
                      Net Operating Loss Carry-forwards         $    4,129,645
                      Accrued Interest Payable                         164,278
                      Accrued Payroll Tax                              139,586
                      Accrued Payroll                                   48,422
                      Amortization Diff Book/Tax                        21,165
                      Accrued Accounts Payable                          88,250
                      Other                                                272
                  Less valuation allowance                          (4,269,515)
                                                                ---------------
                  Total Deferred Tax Assets                            322,104
                                                                ---------------
                  Deferred Tax Liability
                      State Taxes                                     (322,104)
                                                                ---------------
                  Total Deferred Tax Liabilities                      (322,104)
                                                                ---------------

                      NET  DEFERRED  TAX  ASSETS                $           -
                                                                ===============

         The net change in the total valuation allowance for the year ended January 31, 2004 was $174,971. The valuation allowance is provided to reduce the deferred tax asset to a level which, more likely than not, will be realized.

         The expected Federal income tax benefit, computed based on the Company's pre-tax losses at January 31, 2004 and the statutory Federal income tax rate, is reconciled to the actual tax benefit reflected in the accompanying financial statements as follows:

                                                                   NEWGOLD, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                January 31, 2004

                  Expected tax benefit at statutory rates                       $        174,971
                  Decrease resulting from valuation allowance for benefits
                      from net operating loss carry-forwards and other                  (174,971)
                                                                                -----------------

                           TOTAL                                                $             -
                                                                                =================

         Previous to June 21, 1996, the stockholder of the Company elected under Internal Revenue Code Section 1362 to have the Company taxed as an S Corporation. As such, all Federal and substantially all State income tax attributes passed through the Company directly to the stockholder until that date.

NOTE 10 - RELATED PARTY TRANSACTIONS

         Loans from officer
         ------------------
         As of January 31, 2004, the Chief Executive Officer and Chairman of the Company, loaned the Company an aggregate of $338,943 and was repaid $171,952. During the year ended January 31, 2003, he was repaid $9,248. As of January 31, 2004 the net principal balance owing to him was $1,402,742 and accrued interest payable was $331,101. See Note 5 and
         Note 10.

         Accrued Payroll and Expenses Owed to Officers
         ---------------------------------------------
         As of January 31, 2004 the Company owed the Chief Executive Officer and Chairman of the Company $64,000 for back wages. As of January 31, 2004 the Company owed the Chief Financial Officer and Secretary of the Company $192,334 for back wages and $16,717 for accrued expenses. See
         Note 11.

NOTE 11 - SUBSEQUENT EVENTS

         As of October 31, 2004 the Chief Executive Officer and Chairman of the Company, loaned the Company an additional $21,581 and was repaid $350 during fiscal 2005. In connection with the loans, warrants to purchase 141,500 shares of common stock have been issued. The warrants were issued at $0.15 per share and expire in five years from the date of issuance.

         In October 2004, the Company consolidated the amounts owed to the Chief Executive Officer and the Chief Financial Officer referred to in Note 10 (excluding accrued interest payable) into new convertible notes payable bearing interest at 8% and due September 30, 2005. The notes and any interest accrued on the new notes are convertible into common shares of the Company at a conversion price of $0.15 per share. In connection with the loans, warrants to purchase 9,351,613 and 1,395,007 shares of common stock have been issued to the Chief Executive Officer and the Chief Financial Officer, respectively.

         In October 2004, the Company liquidated its investment in marketable securities through open market transactions. Net proceeds totaled approximately $34,100.

         In October 2004, the Company re-staked the Relief Canyon mill site and lode claims, which now include a total of 78 claims. The annual payment to maintain these claims is approximately $15,600.

                                                                   NEWGOLD, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                January 31, 2004

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

On December 5, 2003, the Company dismissed Burnett & Company LLP ("Burnett") as its independent accountants. The Company's Board of Directors participated in and approved the decision to change independent accountants. This change was due to Burnett's determination to discontinue auditing services for companies subject to the reporting obligations of the Securities Exchange Act of 1934. ("Exchange Act")

Burnett did not perform any audit services for the Company during the past two fiscal years.

In connection with its audits for fiscal years 2000 and 1999 there were no disagreements with Burnett on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Burnett would have caused them to make reference thereto in their report on the financial statements for such years.

The Company engaged Singer Lewak Greenbaum & Goldstein LLP ("SLGG") as its new independent accountants as of December 5, 2003. During the two most recent fiscal years and through December 5, 2003, the Company has not consulted with SLGG regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report was provided to the Company or oral advice was provided that the Company concluded was an important factor considered by it in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv)(A) of Regulation S-B and the related instructions to Item 304 of Regulation S-B, or a reportable event, as that term is defined in
Item 304(a)(1)(iv)(B) of Regulation S-B.

ITEM 8A. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of the period covered by this report. Based upon that evaluation, the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure the information required to be disclosed by the Company in reports filed or submitted under the Exchange Act were timely recorded, processed and will in the future be reported within the time periods specified in the Securities and Exchange Commission rules and forms.

There have been no significant changes in the Company's internal controls over financing reporting or in other factors which occurred during the last quarter covered by this report, which could materially affect or are reasonably likely to materially affect the Company's internal controls over financing reporting.

ITEM 8B. OTHER INFORMATION

None

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
         ACT

The following table sets forth information about the directors and executive officers of the Company together with the principal positions and offices with the Company held by each:

---------------------------- ------- ------------------------------------------------------ ------------------------
Name of Person                 Age   Position and Office Presently Held With NutraStar      Director Since
---------------------------- ------- ------------------------------------------------------ ------------------------
---------------------------- ------- ------------------------------------------------------ ------------------------
A. Scott Dockter               48    Chairman, CEO and President                            1996
---------------------------- ------- ------------------------------------------------------ ------------------------
James W. Kluber                53    Chief Financial Officer and Director                   2000
---------------------------- ------- ------------------------------------------------------ ------------------------

A. SCOTT DOCKTER has been the Chief Executive Officer and Chairman since December 2000, assuming such positions upon the resignation of James Cutburth. Mr. Dockter had previously served as the Company's CEO and President from November 1996 until February 2000 at which time Mr. Cutburth assumed such positions. Mr. Dockter has been self-employed in the business sector since 1978 and currently operates his business through ASD CORP. He has held a Class A General Engineering and Contracting License for more than 20 years, operating his businesses in California, Nevada and Montana, specializing in earth moving, mining, pipeline projects, structures, dams, industrial parks and sub divisions. Mr. Dockter has directed his companies in large landfill operations, underground concrete structures projects, large excavations, reclamation projects and others, which include state and local municipal projects. Mr. Dockter has also been a real estate developer, worked on oil & gas projects and has spent 15 years in the mining industry. He has personally owned mines, operated mines, constructed mine infrastructures (physical, production and process) and produced precious metals. In January 2002, Mr. Dockter pleaded guilty to one felony charge of environmental pollution and was sentenced to 5 months in a Federal detention camp and a $5,000 fine. The charge related to the release in the summer 1997 of a hazardous material (asbestos) at a demolition project owned by Riverfront Development Corporation, a corporation founded by Mr. Dockter of which he was then the CEO.

JAMES W. KLUBER has been the Chief Financial Officer of Newgold since February 2000 and a director since April 2000. Mr. Kluber has served as a senior financial consultant in a variety of service and technology environments with special focus on high growth companies and restructuring operations. He has successfully raised capital for companies in a variety of markets, utilizing public and private equity as well as securitized and unsecured debt to accomplish funding requirements. From December 2001 to September 2003, Mr. Kluber was the CFO of Nutracea, a public company involved in the development and distribution of products based on the use of stabilized rice bran. Additionally, he was the Senior Vice President and CFO from 1996 to 1999 for RealPage, Inc. a leading provider of software and services to the real estate industry. From 1993 to 1996 he served as Vice President of Financial Operations for two public companies sponsored by Security Capital Group, ProLogis Trust and Archstone Communities.

The current Directors will serve and hold office until the next annual shareholders' meeting or until their respective successors have been duly elected and qualified. The Company's executive officers are appointed by the Board of Directors and serve at the discretion of the Board.

FAMILY RELATIONSHIPS

There are no family relationships between any director or executive officer.

BOARD MEETINGS AND COMMITTEES

The Board of Directors of the Company held one meeting during the fiscal year ended January 31, 2004. The Board does not currently have an Audit, Executive or Compensation Committee.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors, and persons who own more than 10% of the Company's common stock to file reports of ownership on Form 3 and changes in ownership on Form 4 with the Securities and Exchange Commission (the "SEC"). Such executive officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon its review of copies of such forms received by it, or on written representations from certain reporting persons that no other filings were required for such persons, the Company believes that, during the fiscal year ended January 31, 2004, its executive officers and directors and 10% stockholders complied with all applicable Section 16(a) filing requirements, except as follows: A Form 4 indicating the acquisition of a convertible note and warrants was filed delinquently by the Company's President, Mr. Dockter.

ITEM 10.        EXECUTIVE COMPENSATION

The following table sets forth the compensation of the Company's Chief Executive Officer during the last three complete fiscal years. No other officer received annual compensation in excess of $100,000 during the last completed fiscal year.

                           SUMMARY COMPENSATION TABLE

                                        Annual Compensation                          Long Term Compensation
                             -------------------------------------------   -----------------------------------------
                                                                                     Awards               Payout
                                                                           ---------------------------  ------------
                                                                            Restricted    Securities
                                                          Other Annual        Stock       Underlying       LTIP       All Other
                    Fiscal     Salary        Bonus ($)  Compensation ($)   Award(s) ($)    Options      Payout ($)   Compensation
                     Year                                                                    (#)                         ($)
                  ---------- ------------- ------------ ----------------   ------------- -------------  ------------ ------------
Scott Dockter(1)     2004     $ 60,000         -0-           -0-               -0-           -0-            -0-            -0-
(CEO)                2003     $ 12,400         -0-           -0-               -0-           -0-            -0-            -0-
                     2002     $ 30,000         -0-           -0-               -0-           -0-            -0-            -0-

James Kluber(2)      2004     $140,000         -0-           -0-               -0-           -0-            -0-            -0-
(CFO)                2003     $ 20,000         -0-           -0-               -0-           -0-            -0-            -0-
                     2002     $ 70,000         -0-           -0-               -0-           -0-            -0-            -0-


-------------------------
     (1) Of the amounts shown, the following amounts have been deferred: 2004 - $24,000; 2002 - $30,000
     (2) Of the amounts shown, the following amounts have been deferred: 2004 - $89,000; 2002 - $30,000

STOCK OPTION PLAN

Newgold does not have a formal stock option plan currently in place. Options to date have been granted on an individual basis pursuant to individual option agreements. Newgold expects to adopt a formal stock option plan during this next fiscal year.

Options/SAR Grants in Last Fiscal Year
--------------------------------------

The following table sets forth certain information with respect to options or SAR grants in Newgold during the fiscal year ended January 31, 2004 to the Named Executive Officers.

-------------------------- ------------------------- ----------------------- ------------------ ----------------------
Name                       Number of Securities      Percent of Total        Exercise or Base   Expiration Date
                           Underlying Options        Options Granted to      Price
                           Granted                   Employees at January    ($ Per Share)
                                                     31, 2004
-------------------------- ------------------------- ----------------------- ------------------ ----------------------
None
-------------------------- ------------------------- ----------------------- ------------------ ----------------------

Aggregated Option/SAR Exercises Year-End Table.
-----------------------------------------------

During the fiscal year ended January 31, 2004, none of the Named Executive Officers had exercised any options/SARs issued by Newgold. The following table sets forth information regarding the stock options held as of January 31, 2004 by the Named Executive Officers.

------------------------------ ------------------------------------------- -------------------------------------------
Name                           Number of Securities Underlying             Value of Unexercised
                               Unexercised Options at                      In-the-Money Options at
                               January 31, 2004                            January 31, 2004
------------------------------ --------------------- --------------------- -------------------- ----------------------
                                      Exercisable         Unexercisable          Exercisable          Unexercisable
------------------------------ --------------------- --------------------- -------------------- ----------------------
None
------------------------------ --------------------- --------------------- -------------------- ----------------------

EMPLOYEE PENSION, PROFIT SHARING OR OTHER RETIREMENT PLANS

Newgold does not have a defined benefit pension plan or profit sharing or other retirement plan.

COMPENSATION OF DIRECTORS

Newgold's directors are also officers of the Company and do not receive any additional compensation for their services as members of the Board of Directors.

The Company intends to appoint additional directors in the future who may or may not be employees. For the non-employee directors, the Company may seek shareholder approval for a "Director Option Plan" which would serve as the compensation plan for such directors. No specific plan had been developed as of the end of the fiscal year.

LIMITATION OF LIABILITY AND INDEMNIFICATION MATTERS

         The Company's bylaws provide that it will indemnify its officers and directors, employees and agents and former officers, directors, employees and agents unless their conduct is finally adjudged as grossly negligent or to be willful misconduct. This indemnification includes expenses (including attorneys'
fees), judgments, fines, and amounts paid in settlement actually and reasonably incurred by these individuals in connection with such action, suit, or proceeding, including any appeal thereof, subject to the qualifications contained in Delaware law as it now exists. Expenses (including attorneys' fees) incurred in defending a civil or criminal action, suit, or proceeding will be paid by the Company in advance of the final disposition of such action, suit, or proceeding upon receipt of an undertaking by or on behalf of the director, officer, employee or agent to repay such amount, unless it shall ultimately be determined that he or she is entitled to be indemnified by the Company as authorized in the bylaws. This indemnification will continue as to a person who has ceased to be a director, officer, employee or agent, and will benefit their heirs, executors, and administrators. These indemnification rights are not deemed exclusive of any other rights to which any such person may otherwise be entitled apart from the bylaws. Delaware law generally provides that a corporation shall have the power to indemnify persons if they acted in good faith in a manner reasonably believed to be in, or not opposed to, the best interests of the Company and, with respect to any criminal action or proceeding, had no reasonable cause to believe the conduct was unlawful. In the event any such person is judged liable for negligence or misconduct, this indemnification will apply only if approved by the court in which the action was pending. Any other indemnification shall be made only after the determination by the Company's Board of Directors (excluding any directors who were party to such action), by independent legal counsel in a written opinion, or by a majority vote of stockholders (excluding any stockholders who were parties to such action) to provide such indemnification.

Insofar as indemnification for liabilities arising under the Securities Act of 1993 (the "Securities Act") may be permitted to directors, officers and controlling persons of the small business issuer pursuant to the foregoing provisions, or otherwise, the small business issuer has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, enforceable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth the number of shares of the Company's Common Stock beneficially owned as of April 30, 2004 by, (i) each executive officer and director of the Company; (ii) all executive officers and directors of the Company as a group; and (iii) owners of more than 5% of the Company's Common Stock.

   --------------------------------------- ----------------------- ------------------------ -------------------
   Name and Address of Beneficial Owner           Position            Number of Shares           Percent
                                                                     Beneficially Owned
   --------------------------------------- ----------------------- ------------------------ -------------------
   Officers and Directors
   --------------------------------------- ----------------------- ------------------------ -------------------
   Scott Dockter                              Chairman and CEO          6,806,809(1)              14.3%
   P.O. Box 1626
   Shingle Sprints, CA  957682
   --------------------------------------- ----------------------- ------------------------ -------------------
   James Kluber                             CFO, Executive Vice            -0-(2)                  n/a
   P.O. Box 1626                               President, and
   Shingle Sprints, CA  957682                   Secretary
   --------------------------------------- ----------------------- ------------------------ -------------------
   All officers and  directors as a group                                 6,806,809               14.3%
   ( 2 individuals)
   --------------------------------------- ----------------------- ------------------------ -------------------
   Shareholders owning 5% or more                   None
   --------------------------------------- ----------------------- ------------------------ -------------------

-----------------------
(1) Amount includes 3,718,229 shares issuable under stock warrants exercisable within 60 days of April 30, 2004. Amount excludes shares issuable pursuant to a convertible promissory note in the principal amount of $1,402,742.
(2) Amount excludes shares issuable pursuant to a convertible promissory note in the principal amount of $209,251.

Equity Compensation Plan Information

------------------------------- ---------------------------- ---------------------------- ----------------------------
Plan Category                   Number of securities to be   Weighted-average exercise    Number of securities
                                issued upon exercise of      price of outstanding         remaining available for
                                outstanding options,         options, warrants and right  future issuance under
                                warrants and rights                                       equity compensation plans
                                                                                          (excluding securities
                                                                                          reflected in column
                                                                                          (a))

                                (a)                          (b)                          (c)
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans
approved by security holders                N/A
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans not
approved by security holders                N/A
------------------------------- ---------------------------- ---------------------------- ----------------------------
                                            N/A
Total
------------------------------- ---------------------------- ---------------------------- ----------------------------

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

ASD CORP, incorporated in the State of Delaware, is owned by Mr. A Scott Dockter, Chairman and CEO of Newgold. ASD CORP operates as an engineering and construction company. It is expected that ASD CORP will enter into agreements with Newgold to operate as the prime engineering and mining contractor for Newgold's mining related properties. Fees that would be paid to ASD CORP for such services will be at or below market rates earned by similar service providers.

During the 2004 fiscal year, the President of the Company, Scott Dockter, had loaned the Company an aggregate of $338,943 and was repaid $171,952. As of January 31, 2004, Mr. Dockter had loaned the Company a total of $1,402,742. In October, 2004 these loans were consolidated into a convertible promissory note which is due on September 30, 2005 and bears interest at 8% per annum. Mr. Dockter is the largest creditor of the Company. In addition to the convertible promissory note, Mr. Dockter will be issued a Warrant to purchase up to 9,351,613 shares of the Company's common stock at an exercise price of $0.15/share.

Subsequent to the fiscal year end, the Chief Financial Officer, James Kluber, was issued a convertible promissory note in the principal amount of $209,251 reflecting accrued but unpaid compensation and unreimbursed expenses. The convertible promissory note, issued in October, 2004, is due on September 30, 2005 and bears interest at 8% per annum. In addition to the convertible promissory note, Mr. Kluber was issued a Warrant to purchase up to 1,395,007 shares of the Company's common stock at an exercise price of $0.15/share. Subsequent to the year ended January 31, 2004, the Chief Executive Officer and Chairman of the Company loaned the Company an additional $21,581 and was repaid $350 during fiscal 2005. In connection with the loans, warrants to purchase 141,500 shares of common stock have been issued. The warrants have been valued using the Black-Scholes option pricing model. The warrants were issued at $0.15 per share and expire in five years from the date of issuance.

ITEM 13. EXHIBITS

         Exhibit2.1(4)     Plan of Reorganization and Merger Agreement, dated as
                           of July 23, 1999, between the Registrant and Business
                           Web, Inc.
         Exhibit2.2(6)     First Amendment to Plan of Reorganization  and Merger
                           Agreement,  dated as of October 31, 1999, between the
                           Registrant and Business Web, Inc.
         Exhibit2.3(7)     Termination Agreement, dated as of December 27, 1999,
                           between the Registrant and Business Web, Inc.
         Exhibit3.1(2)     Certificate of Incorporation of the Registrant.
         Exhibit3.2(1)     Certificate    of   Amendment   to   Certificate   of
                           Incorporation of the Registrant.
         Exhibit3.3(2)     Bylaws of the Registrant.
         Exhibit10.1(3)    Promissory  Note  between  the  Company  and A. Scott
                           Dockter,  dated  April  2,  1997,  for the  principal
                           amount of $100,000.
         Exhibit10.2(3)    Promissory  Note  between  the  Company  and A. Scott
                           Dockter,  dated  April 17,  1997,  for the  principal
                           amount of $50,000.
         Exhibit10.3(3)    Promissory  Note  between  the  Company  and A. Scott
                           Dockter,  dated  April 30,  1997,  for the  principal
                           amount of $20,000.
         Exhibit10.4(3)    Promissory  Note  between  the  Company  and A. Scott
                           Dockter, dated May 30, 1997, for the principal amount
                           of $35,000
         Exhibit10.5(5)    Promissory  Note  between  the  Company  and A. Scott
                           Dockter,  dated  December 24, 1998, for the principal
                           amount of $24,000.
         Exhibit10.6(7)    Warrant  to  Purchase   shares  of  Common  Stock  of
                           Business Web, Inc.
         Exhibit31.1       Certification  by CEO pursuant to Sections 302 of the
                           Sarbanes-Oxley Act of 2002.
         Exhibit31.2       Certification  by CFO pursuant to Sections 302 of the
                           Sarbanes-Oxley Act of 2002.
         Exhibit32         Certification   pursuant   to  Section   906  of  the
                           Sarbanes-Oxley Act of 2002.

--------------------
(1) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1996 filed with the omission on January 22, 1997.
(2) Incorporated by reference to the Registrant's Registration Statement on Form SB-2 (File No. 33-49920) filed with the Commission on October 14, 1993.
(3) Incorporated by reference to Registrant's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1997 filed with the Commission on June 30, 1997.
(4) Incorporated by reference to Registrant's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1999 filed with the Commission on October 1, 1999.

(5) Incorporated by reference to Registrant's First Amendment to Annual Report on Form 10-KSB for the fiscal year ended January 31, 1999, filed with the Commission on October 20, 1999.
(6) Incorporated by reference to Registrant's Form 8-K filed with the Commission on November 2, 1999.
(7) Incorporated by reference to Registrant's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2000 filed with the Commission on May 17, 2000.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the Company's fiscal years ended January 31, 2003 and January 31, 2004, the Company was billed the following aggregate fees by Singer Lewak Greenbaum & Goldstein LLP ("SLGG").

Audit Fees.
-----------

The aggregate fees billed by SLGG to the Company for professional services rendered for the audit of the Company's financial statements for the fiscal year, for reviews of the financial statements included in the Company's Forms 10-QSB for the fiscal year, and for services provided by SLGG in connection with statutory or regulatory filings for the fiscal year, were $12,600 for the fiscal year ended 2003 and $12,759 for the fiscal year ended 2004.

All Other Fees.
---------------

No fees were billed by SLGG to the Company for products and services rendered for fiscal years 2003 and 2004, relating to Audit-Related Fees, Tax Fees or other accounting fees.

All of the  services  performed  by SLGG  during 2004 were  pre-approved  by the
Company's  Board  of  Directors,  which  concluded  that  the  provision  of the non-audit services described above is compatible with maintaining the accountant's independence.

PRE-APPROVED POLICIES AND PROCEDURES

Prior to retaining SLGG to provide services in any fiscal year, the Board of Directors first reviews and approves SLGG's fee proposal and engagement letter. In the fee proposal, each category of services (Audit, Audit Related, Tax and All Other) is broken down into subcategories that describe the nature of the services to be rendered, and the fees for such services. Newgold's pre-approval policy provides that the Board of Directors must specifically pre-approve any engagement of SLGG for services outside the scope of the fee proposal and engagement letter.

                                   SIGNATURES

         In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                NEWGOLD, INC.


Date: December 07, 2004         By /s/ A. SCOTT DOCKTER
     ----------------------       ------------------------------------------
                                    A. Scott Dockter
                                    President and Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title                              Date
---------                           -----                              ----
/s/ A. SCOTT DOCKTER
--------------------------
A. Scott Dockter           Chairman of the Board and           December 07, 2004
                           President

/s/ JAMES W. KLUBER
--------------------------
James W. Kluber            Secretary                           December 01, 2004

/s/ JAMES W. KLUBER
--------------------------
James W. Kluber            Director and                        December 01, 2004
                           Chief Financial Officer
                          (Principal Financial and Accounting Officer)