Form 10QSB
period 2004-04-30
NEWGOLD INC
filed 2004-12-21
CIK 878808

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2004

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                   EXCHANGE ACT FOR THE TRANSITION PERIOD FROM
                       _______________ to _______________

                         Commission File Number 0-20722

                                  NEWGOLD, INC.
        (Exact name of small business issuer as specified in its charter)



               DELAWARE                                 16-1400479
   ---------------------------------        ---------------------------------
    (State of other jurisdiction of          (I.R.S. Employer Identification
     incorporation or organization)                       Number)


               P.O. Box 1626
        Shingle Springs, California                          95682
 ------------------------------------------     ------------------------------
  (Address of Principal Executive Offices)                  Zip Code


          Issuer's telephone number:        (530) 672-1116


Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                 YES                            NO   X
                    --------                      --------

Common stock, $0.001 par value, 47,606,174 issued and outstanding as of April 30, 2004.

Transitional Small Business Disclosure Format:    Yes         No   X
                                                     --------   --------

                                      INDEX

                                                                            Page

PART I - FINANCIAL INFORMATION.................................................3

        ITEM 1.  FINANCIAL STATEMENTS..........................................3

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                 OPERATIONS...................................................17

        ITEM 3.  CONTROLS AND PROCEDURES......................................24

PART II - OTHER INFORMATION...................................................25

        ITEM 2.  UNREGISTERED SALES  OF EQUITY SECURITIES.....................25

        ITEM 5.  OTHER INFORMATION............................................25

        ITEM 6.  EXHIBITS ....................................................25

                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


                                  NEWGOLD, INC.
                     INDEX TO UNAUDITED FINANCIAL STATEMENTS



                                                                           Page

       Condensed Balance Sheet as of April 30, 2004(Unaudited)              4-5

       Condensed Statements of Operations for the three months
       ended April 30, 2004 and 2003 (Unaudited)                             6

       Condensed Statements of Comprehensive Loss for the three months
       ended April 30, 2004 and 2003 (Unaudited)                             7

       Condensed Statements of Cash Flows for the three months
       ended April 30, 2004 and 2003 (Unaudited)                             8

       Notes to Unaudited Financial Statements                             9-16

                                                                   NEWGOLD, INC.
                                                         CONDENSED BALANCE SHEET
                                                                  APRIL 30, 2004
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

                                     ASSETS

CURRENT ASSETS
     Cash                                                       $       5,932
     Marketable securities available for sale                          79,750
                                                                -------------

              Total current assets                                     85,682

OTHER ASSETS
     Deferred reclamation costs                                       513,946
     Deposits                                                          34,000
                                                                -------------

              Total other assets                                      547,946
                                                                -------------

                  TOTAL ASSETS                                  $     633,628
                                                                =============

    The accompanying notes are an integral part of these financial statements

                                                                   NEWGOLD, INC.
                                                         CONDENSED BALANCE SHEET
                                                                  APRIL 30, 2004
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                          $        540,195
     Accrued expenses                                                 1,756,639
     Accrued reclamation costs                                          513,946
     Notes payable due to individuals and officer                     1,593,840
                                                               ----------------

         Total current liabilities                                    4,404,620
                                                               ----------------

DEFERRED REVENUE                                                        800,000
                                                               ----------------

         Total liabilities                                            5,204,620

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
     Common stock, $0.001 par value
         50,000,000 shares authorized
         47,606,174 shares issued and outstanding                        47,606
     Additional paid in capital                                      10,851,942
     Other comprehensive loss                                          (235,438)
     Accumulated deficit                                            (15,235,102)
                                                               ----------------

              Total shareholders' deficit                            (4,570,992)
                                                               ----------------

                  TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT  $        633,628
                                                               ================

    The accompanying notes are an integral part of these financial statements

                                                                   NEWGOLD, INC.
                                              CONDENSED STATEMENTS OF OPERATIONS
                                            FOR THE THREE MONTHS ENDED APRIL 30,
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

                                                              2004                2003
                                                        ---------------    ----------------

NET SALES                                               $             -    $             -

COST OF GOODS SOLD                                                5,000                  -
                                                        ----------------   ----------------


GROSS LOSS                                                       (5,000)                 -

OPERATING EXPENSES                                              (75,375)           (66,852)
                                                        ----------------   ----------------

LOSS FROM OPERATIONS                                            (80,375)           (66,852)
                                                        ----------------   ----------------

OTHER INCOME (EXPENSE)
     Dividend income                                                  -              5,031
     Interest expense                                           (47,565)           (31,361)
                                                        ---------------    ---------------

         Total other income (expense)                           (47,565)           (26,330)
                                                        ----------------   ----------------

NET LOSS                                                $      (127,940)   $       (93,182)
                                                        ================   ================

BASIC AND DILUTED LOSS PER SHARE                        $         (0.01)   $         (0.01)
                                                        ================   ================

BASIC AND DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING        47,606,174         47,563,477
                                                        ================   ================

    The accompanying notes are an integral part of these financial statements

                                                                   NEWGOLD, INC.
                                      CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
                                            FOR THE THREE MONTHS ENDED APRIL 30,
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

                                                   2004               2003
                                             ---------------    ----------------

NET LOSS                                     $     (127,940)    $       (93,182)

OTHER COMPREHENSIVE LOSS
     Unrealized loss from
         marketable securities                      (30,618)                  -
                                             ---------------    ----------------

COMPREHENSIVE LOSS                           $     (158,558)    $       (93,182)
                                             ===============    ================

    The accompanying notes are an integral part of these financial statements

                                                                   NEWGOLD, INC.
                                              CONDENSED STATEMENTS OF CASH FLOWS
                                            FOR THE THREE MONTHS ENDED APRIL 30,
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                      2004               2003
                                                                                ----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                   $      (127,940)   $        (93,182)
     Adjustments to reconcile net loss to net cash
         used in operating activities
              Accretion of warrants issued as a debt discount                            15,980               3,393
              Decrease in Deposits                                                       11,000                   -
              Increase in
                  Accrued salaries and benefits                                          40,000              50,000
                  Accrued expenses                                                       51,275              42,533
                                                                                ----------------   -----------------

                      Net cash (used) provided by
                           operating activities                                          (9,685)              2,744
                                                                                ----------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Marketable securities                                                                    -              (5,031)
                                                                                ----------------   -----------------

                      Net cash used by financing activities                                   -              (5,031)
                                                                                ----------------   -----------------


CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from the issuance of common stock                                               -              20,000
     Proceeds from note payable                                                          10,000               1,000
     Repayments of note payable                                                            (350)            (23,875)
                                                                                ----------------   -----------------

                  Net cash provided (used) by financing activities                        9,650              (2,875)
                                                                                ----------------   -----------------

                      Net decrease in cash                                                  (35)             (5,160)

CASH, BEGINNING OF PERIOD                                                                 5,967               5,622
                                                                                ----------------   -----------------

CASH, END OF PERIOD                                                             $         5,932    $            462
                                                                                ================   =================

                                                                   NEWGOLD, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                            FOR THE THREE MONTHS ENDED APRIL 30,
                                                                    (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

     NEWGOLD, Inc. (the "Company") has been in the business of acquiring, exploring, developing, and producing gold properties. The Company had rights to mine properties in Nevada and Montana. Its primary focus was on the Relief Canyon mine located near Lovelock, Nevada, where it has performed development and exploratory drilling and was in the process of obtaining permits to allow operation of the Relief Canyon Mine. In December 1997, the Company placed the Relief Canyon Mine on care and maintenance status. The Company also conducted exploration at its Washington Gulch Mine property in Montana.

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

     Merger
     ------
     In November 1996, Newgold, Inc. of Nevada ("Old Newgold") was merged into Warehouse Auto Centers, Inc. ("WAC"), a public company, which had previously filed an involuntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Western District of New York. Pursuant to the plan of reorganization and merger (the "Plan"), (i) WAC, which was the surviving corporation for legal purposes, changed its name to Newgold Inc., (ii) the outstanding shares of Old Newgold were converted into the right to receive an aggregate of 12,000,000 shares or approximately 69% of the post merger outstanding common stock of the Company, (iii) each outstanding share of WAC was converted into the right to receive 1/65 share of the common stock of the Company, for an aggregate of 51,034 shares or less than 1% of the post merger outstanding common stock, (iv) unsecured trade debts and other unsecured pre-petition liabilities were paid in full via the issuance of one share of the Company's stock, for each $42 of debt, for an aggregate of 63,374 shares or less than 1% of the post merger outstanding common stock, and (v) post petition creditors received 1 share of stock for each $1 of debt, for an aggregate of 191,301 shares or approximately 1% of the post merger outstanding common stock. The Plan also required an amendment to the Company's capital structure to increase the number of shares authorized to 50,000,000 and to reduce the corresponding par value to $.001.

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

     Estimates
     ---------
     The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

     The following common stock equivalents were excluded from the calculation of diluted loss per share since their effect would have been anti-dilutive:

                                                        2004            2003
                                                    ------------    ------------
                      Warrants                        3,782,562       2,452,463

NOTE 4 - MARKETABLE SECURITIES AVAILABLE FOR SALE

     At April 30, 2004 the Company held 71,205 common shares of NutraCea which was accounted for as an investment in marketable securities. During the quarter ended April 30, 2004, unrealized holding losses of $30,618 were recorded in Other comprehensive loss to reflect the market value decrease during the period. In October 2004 the Company sold all of its investment in marketable securities (see Note 10).

NOTE 5 - PROPERTY AND EQUIPMENT

     Property and equipment at April 30, 2004 was recorded at no value. The Company had previously determined that the value of its fixed assets at the Relief Canyon Mine were permanently impaired and wrote off assets with a basis of $800,000. If the Company can reestablish mining operations at Relief Canyon it is possible that some of these assets could be utilized in such operations.

     A summary of property and equipment was as follows:

                                `              Machinery
                                                  &         Development    Capitalized
                                  Buildings    Equipment    Costs          Interest        Total
                                 -----------  -----------  -------------  -------------  ----------
     Relief Canyon Mine            $215,510     $277,307       $261,742        $45,441    $800,000

     All office furniture and equipment has been fully depreciated as of April 30, 2004.

NOTE 6 - NOTES PAYABLE TO RELATED PARTIES AND INDIVIDUALS

     Unsecured notes payable to individuals and related parties consist of the following at April 30, 2004:

     Loans from  officer.  The notes bear interest at 8% per
     year.  The notes are  currently  due. The Company is in
     default with respect to these loans. In connection with
     the loans,  warrants  to purchase  3,782,562  shares of
     common stock have been issued.  The warrants  have been
     valued using the  Black-Scholes  option  pricing  model
     (see Note 7).  The  warrants  were  issued at $0.15 per
     share  and  expire  in  five  years  from  the  date of
     issuance.                                                       $1,412,392

     Loan from individual. The note bears interest at 8% per
     year.  The note is  currently  due.  The  Company is in
     default with respect to this loan.                                 176,500

     Other non-interest bearing advances                                 47,038

     Unamortized warrant expense                                        (42,090)
                                                                    ------------

     Total notes payable to individuals and related parties          $1,593,840
                                                                    ============

     The Company recorded $47,565 of interest expense in the current period.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

     Except for the advance royalty and rent payments noted below, the Company is not obligated under any capital leases or non-cancelable operating lease with initial or remaining lease terms in excess of one year as of April 30, 2004. However, minimum annual royalty payments are required to retain the lease rights to the Company's properties.

     Relief Canyon Mine
     ------------------
     The Company purchased the Relief Canyon Mine from J.D. Welsh Associates ("Welsh") in January 1995. The mine consisted of 39 claims and a lease for access to an additional 800 acres contiguous to the claims. During 1997, the Company staked an additional 402 claims. Subsequent to January 31, 1998, the Company reduced the total claims to 50 (approximately 1,000 acres). The annual payment to maintain these claims is $5,000. As part of the original purchase of Relief Canyon Mine, Welsh assigned the lease from Santa Fe Gold Corporation (Santa Fe) to the Company. The lease granted Santa Fe the sole right of approval of transfer to any subsequent owner of the Relief Canyon Mine. Santa Fe had accepted lease and minimum royalty payments from the Company, but has declined to approve the transfer. Due to Welsh's inability to transfer the Santa Fe lease, the original purchase price of $500,000 for Relief Canyon Mine was reduced by $50,000 in 1996 to $450,000.

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

     On May 18, 2004 Paul Ngoyi filed a petition for involuntary bankruptcy against Newgold (Case No. BK-N-0451511). Mr. Ngoyi claims to be the holder of both the Christiansen and Primm judgments against Newgold and is claming that Newgold cannot pay such judgments because it is insolvent. Newgold intends to file for Summary Judgment alleging that Mr. Ngoyi's claims are invalid as the two judgments were previously satisfied and that Newgold is not insolvent. A preliminary hearing on the Summary Judgment motion has not yet been scheduled. The Company intends to vigorously oppose the bankruptcy petition.

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

     The fair market value of these warrants issued during the quarter ended April 30, 2004 was determined to be $13,510 and was calculated under the Black-Scholes option pricing model with the following assumptions used:

                  Expected life                                        5 years
                  Risk free interest rate                              3.63%
                  Volatility                                           348%
                  Expected dividend yield                              None

     The fair value of these warrants is being amortized to interest expense over one year, the original life of the loans. Total amortization expense for the quarters ended April 30, 2004 and 2003 was $15,980 and $3,393 respectively.

     The following table presents warrant activity from January 31, 2004 through April 30, 2004:

                                                                     Weighted-
                                                                      Average
                                                  Number             Exercise
                                                 of Shares             Price

     Outstanding, January 31, 2004                3,718,229          $     0.15
       Granted                                       64,333          $     0.15
                                                -----------         ------------

          Outstanding, April 30, 2004             3,782,562          $     0.15
                                                ===========         ============
          Exercisable, April 30, 2004             3,782,562          $     0.15
                                                ===========         ============

NOTE 9 - RELATED PARTY TRANSACTIONS

     Loans from officer
     ------------------
     During the quarter ended April 30, 2004, the Chief Executive Officer and Chairman of the Company, loaned the Company $10,000 and was repaid $350. As of April 30, 2004 the net principal balance owing to him was $1,412,392 and accrued interest payable was $359,155. See Note 6 and Note 10.

     Accrued Payroll and Expenses Owed to Officers
     ---------------------------------------------
     As of April 30, 2004 the Company owed the Chief Executive Officer and Chairman of the Company $79,000 for back wages. As of April 30, 2004 the Company owed the Chief Financial Officer and Secretary of the Company $217,334 for back wages and $18,217 for accrued expenses. See Note 10.

NOTE 10 - SUBSEQUENT EVENTS

     As of October 31,  2004 the Chief  Executive  Officer  and  Chairman of the
     Company,  loaned the  Company an  additional  $21,581  and was repaid  $350 during fiscal 2005. In connection with the loans, warrants to purchase 141,500 shares of common stock have been issued. The warrants were issued at $0.15 per share and expire in five years from the date of issuance.

     In October 2004, the Company consolidated the amounts owed to the Chief Executive Officer and the Chief Financial Officer as of January 31, 2004 (excluding accrued interest payable) into new convertible notes payable bearing interest at 8% and due September 30, 2005. The notes and any interest accrued on the new notes are convertible into common shares of the Company at a conversion price of $0.15 per share. In connection with the loans, warrants to purchase 5,798,140 and 1,395,007 shares of common stock have been issued to the Chief Executive Officer and the Chief Financial Officer, respectively.

     In October  2004,  the Company  liquidated  its  investment  in  marketable
     securities   through  open  market   transactions.   Net  proceeds  totaled
     approximately $34,100.

     In October 2004, the Company re-staked the Relief Canyon mill site and lode claims, which now include a total of 78 claims. The annual payment to maintain these claims is approximately $15,600.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

CAUTION ABOUT FORWARD-LOOKING STATEMENTS

This Form 10-QSB includes "forward-looking" statements about future financial results, future business changes and other events that haven't yet occurred. For example, statements like the Company "expects," "anticipates" or "believes" are forward-looking statements. Investors should be aware that actual results may differ materially from the Company's expressed expectations because of risks and uncertainties about the future. The Company does not undertake to update the information in this Form 10-QSB if any forward-looking statement later turns out to be inaccurate. Details about risks affecting various aspects of the Company's business are discussed throughout this Form 10-QSB and should be considered carefully.

PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS

Certain key factors that have affected the Company's financial and operating results in the past will affect its future financial and operating results. These include, but are not limited to the following:

     o   Gold prices, and to a lesser extent, silver prices;

     o Current gold deposits under Company control at the Relief Canyon Mine are estimated by the Company (based on past exploration by the Company and work done by others).

         The Company's properties now include 50 unpatented mining claims contained in about 1000 acres.

         The Company's operating plan is to place its mining claims into profitable production by the end of 2005, and use the net proceeds from these operations to fund ongoing exploration and development of its property holdings. Through the use of joint ventures, royalties and partnerships, the Company intends to progressively enlarge the scope and scale of the mining and processing operations, thereby increasing both the Company's annual revenues and its net profits. The Company's objective is to achieve quarterly growth rates in revenue and net profits for the foreseeable future;

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

RESULTS OF OPERATION

The Company has only recently resumed business operations after having been inactive from July 2001 until February 2003. Consequently, comparisons between the operating results of the Company for the fiscal years 2004 and 2005 are not as relevant as they otherwise would be if the Company had been engaged in business operations during both fiscal years. In addition, because the Company is in the process of reinstituting its business and mining operations, the results of operations for the last two fiscal years will likely not be indicative of the Company's current and future operations. The current management discussion and analysis should be read from the context of the Company's recent resumption of its mining business.

Operating Results for the Fiscal Quarters Ended April 30, 2004 and 2003
-----------------------------------------------------------------------

Although the Company commenced efforts to re-establish its mining business early in fiscal year 2004, no mining operations have commenced and no revenues have been recognized during the quarter ended April 30, 2004. The Company was inactive during the quarter ended April 30, 2003 and, as a result, generated no revenues from operations. The Company hopes to be able to commence generating revenues from mining operations during the 2006 fiscal year. The Company has granted a 4% net smelting return royalty to a third party which has been recorded as an $800,000 deferred option income.

During the quarter ended April 30, 2004 the Company spent $5,000 on exploration expenses related to the Relief Canyon mining property. There were no exploration expenses expended during the same quarter ended April 30, 2003. These expenses relate primarily to estimated maintenance and retention costs required to maintain the Company's mining claims. The Company incurred operating expenses of $75,375 during the quarter ended April 30, 2004. Of this amount, $55,000 reflects officer compensation and related payroll taxes during the quarter, $8,190 reflect payroll penalties and $11,000 reflect fees for outside professional services. During the same quarter ended April 30, 2003 the Company incurred operating expenses of $66,852 of which $55,000 represents officer compensation and $8,065 reflecting payroll penalties. It is anticipated that both exploration costs and operating expenses will increase significantly as the Company resumes its mining operations and exploration program.

The Company incurred interest expense of $47,565 during the quarter ended April 30, 2004 which compares to interest expenses of $31,361 incurred during the same quarter ended April 30, 2003. Although the amount of loans outstanding during the first quarter of fiscal 2005 increased slightly, the increase in additional interest expense was a direct result of the increase in accretion of warrants issued as a debt discount.

The Company's total net loss for the quarter ended April 30, 2004 increased to $127,940 compared to a net loss of $93,182 incurred for the same quarter ended April 30, 2003. The larger net loss in the current fiscal year reflects the increase in operating expenses and interest expense as well as a lack of revenues recognized during the first quarter of fiscal year 2005.

LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred significant operating losses during the last two fiscal years and during the quarter ended April 30, 2004 which has resulted in an accumulated deficit of $15,235,102 as of the end of the first quarter of fiscal year 2005. At April 30, 2004, the Company had cash and marketable securities of $85,682 and a net working capital deficit of $4,348,105. Since the resumption of its business in February 2003, the Company has been dependent on borrowed or invested funds in order to finance its ongoing operations. As of April 30, 2004, the Company had $1,593,840 of outstanding notes payable which reflects an increase compared to notes payable of $1,436,415 outstanding as of April 30, 2003.

During the quarter ended April 30, 2004 the Company borrowed an additional $9,650 from its President and Chief Executive Officer at an interest rate of 8% per year. This amount increased the Company's total indebtedness to its President to $1,412,392. Notes representing principal and interest due to the President as well as notes payable to four other individuals have one year terms. As of April 30, 2004, $1,212,877 of loans due to the Company's president and $176,500 of loans due to other individuals were in default.

By attempting to resume mining operations, the Company will require approximately $3 million to $5 million in additional working capital above the current working capital deficiency to bring the mine into full production. It is the Company's intention to pursue several possible funding opportunities including the sale of additional securities or the incurring of additional debt.

Due to the Company's continuing losses from its business operations, the independent auditor's report dated November 7, 2004, includes a "going concern" explanation relating to the fact that the Company's continuation is dependent upon obtaining additional working capital either through significantly increasing revenues or through outside financing. As of April 30, 2004, Newgold's principal commitments included its obligation to pay ongoing maintenance fees on its 50 unpatented mining claims.

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

Management of the Company believes that it will need to raise additional capital to continue to develop, promote and conduct its mining operations. Such additional capital may be raised through public or private financing as well as borrowing from other sources. To date, the Company's President has paid substantially all of the Company's expenses since restarting its business in February 2003. Although the Company believes that these creditors and investors will continue to fund the Company's expenses based upon their significant debt or equity interest in Newgold, there is no assurance that such investors will continue to pay the Company's expenses. If adequate funds are not otherwise available, the Company would not be able to establish or sustain mining operations.

Off-Balance Sheet Arrangements
------------------------------

During the fiscal quarter ended April 30, 2004, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.

FACTORS AFFECTING FUTURE OPERATING RESULTS

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

The audit report of the Company's independent auditors includes a "going concern" qualification. In the auditor's opinion, the Company's limited operating history and the accumulated net deficit as of January 31, 2004, raise substantial doubt about its ability to continue as a going concern. See Note 2 to the Unaudited Financial Statements

The price of gold has experienced an increase in value over the past three years, generally reflecting among other things declining interest rates in the United States; worldwide instability due to terrorism; and a global economic slump. Any significant drop in the price of gold may have a materially adverse affect on the results of the Company's operations unless the Company is able to offset such a price drop by substantially increased production.

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

CRITICAL ACCOUNTING POLICIES

Newgold's discussion and analysis of its financial conditions and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of financial statements require managers to make estimates and disclosures on the date of the financial statements. On an on-going basis, Newgold evaluates its estimates, including, but not limited to, those related to revenue recognition. The Company uses authoritative pronouncements, historical experience and other assumptions as the basis for making judgments. Actual results could differ from those estimates. Newgold believes that the following critical accounting policies affect its more significant judgments and estimates in the preparation of its financial statements.

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


ITEM 3.  CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of the period covered by this report. Based upon that evaluation, the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure the information required to be disclosed by the Company in reports filed or submitted under the Exchange Act were timely recorded, processed and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

There have been no significant changes in the Company's internal controls over financial reporting or in other factors which occurred during the last quarter covered by this report, which could materially affect or are reasonably likely to materially affect the Company's internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

SALES OF UNREGISTERED SECURITIES DURING THE QUARTER

In April 2004, the Company borrowed $9,650 from its President, Scott Dockter. The promissory note is not convertible into stock, is due on April 30,2005, and bears interest at 8% per year. In connection with the loans, warrants to purchase 64,333 shares of common stock have been issued. The warrants have been valued using the Black-Scholes option pricing model. The warrants were issued at $0.15 per share and expire in five years from the date of issuance. The issuance of the note and warrants were made in reliance upon the exemption from registration set forth in Section 4(2) of the 1933 Act as a transaction not involving a public offering and made to one affiliate of the Company. The note and warrants are deemed to be "restricted securities" as defined in Rule 144 under the Securities Act of 1933 (the "1933 Act").

Prior issuances of the Company's common stock during fiscal years 2003 and 2004 have been reported in the Company's Form 10-KSB for the year ended January 31, 2004.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

         31.1     Certification   of  CEO   pursuant   to  Section  302  of  the
                  Sarbanes-Oxley Act of 2002.

         31.2     Certification   of  CFO   pursuant   to  Section  302  of  the
                  Sarbanes-Oxley Act of 2002.

         32. Certification by CEO and CFO pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  December 20, 2004                   NEWGOLD, INC.



                                  /s/ SCOTT DOCKTER
                                  ----------------------------------------------
                                  Scott Dockter, President and Chief Executive
                                  Officer

                                  /s/ JAMES KLUBER
                                  ----------------------------------------------
                                  James Kluber, Principal Accounting Officer and Chief Financial Officer