Form 10QSB
period 2004-07-31
NEWGOLD INC
filed 2004-12-28
CIK 878808

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2004

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                   EXCHANGE ACT FOR THE TRANSITION PERIOD FROM
                       _______________ to _______________

                         Commission File Number 0-20722

                                  NEWGOLD, INC.
        (Exact name of small business issuer as specified in its charter)



            DELAWARE                                    16-1400479
-------------------------------            -------------------------------------
(State of other jurisdiction of               (I.R.S. Employer Identification
 incorporation or organization)                         Number)


             P.O. Box 1626
      Shingle Springs, California                        95682
----------------------------------------   -------------------------------------
(Address of Principal Executive Offices)                Zip Code


              Issuer's telephone number:       (530) 672-1116


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

Common stock, $0.001 par value, 47,606,174 issued and outstanding as of July 31, 2004.

Transitional Small Business Disclosure Format:    YES           NO   X
                                                     --------     --------

                                      INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION.................................................3

        ITEM 1.   FINANCIAL STATEMENTS.........................................3

        ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                  OPERATIONS..................................................17

        ITEM 3.   CONTROLS AND PROCEDURES.....................................24

PART II - OTHER INFORMATION...................................................26

        ITEM 1.   LEGAL PROCEEDINGS...........................................26

        ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
                  PROCEEDS....................................................26

        ITEM 5.   OTHER INFORMATION...........................................26

        ITEM 6.   EXHIBITS....................................................26

                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


                                  NEWGOLD, INC.
                     INDEX TO UNAUDITED FINANCIAL STATEMENTS


Condensed Balance Sheet as of July 31, 2004 (Unaudited)                     4-5

Condensed Statements of Operations for the three months and six months
   ended July 31, 2004 and 2003 (Unaudited)                                 6

Condensed Statements of Comprehensive Loss for the three months and
   six months ended July 31, 2004 and 2003 (Unaudited)                      7

Condensed Statements of Cash Flows for the six months
   ended July 31, 2004 and 2003 (Unaudited)                                 8

Notes to Unaudited Financial Statements                                     9-16

                                                                   NEWGOLD, INC.
                                                         CONDENSED BALANCE SHEET
                                                                   JULY 31, 2004
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

                                     ASSETS

CURRENT ASSETS
     Cash                                                         $       5,340
     Marketable securities available for sale                            60,525
                                                                 ---------------

              Total current assets                                       65,865

OTHER ASSETS
     Deferred reclamation costs                                         513,946
     Deposits                                                            23,000
                                                                 ---------------

              Total other assets                                        536,946
                                                                 ---------------

                  TOTAL ASSETS                                    $     602,811
                                                                 ===============

    The accompanying notes are an integral part of these financial statements

                                                                   NEWGOLD, INC.
                                                         CONDENSED BALANCE SHEET
                                                                   JULY 31, 2004
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                          $        540,194
     Accrued expenses                                                 1,851,438
     Accrued reclamation costs                                          513,946
     Notes payable due to individuals and officer                     1,612,630
                                                               -----------------

         Total current liabilities                                    4,518,208
                                                               -----------------

DEFERRED REVENUE                                                        800,000

         Total liabilities                                            5,318,208

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
     Common stock, $0.001 par value
         50,000,000 shares authorized
         47,606,174 shares issued and outstanding                        47,606
     Additional paid in capital                                      10,861,010
     Other comprehensive loss                                          (254,663)
     Accumulated deficit                                            (15,369,350)
                                                               -----------------

              Total shareholders' deficit                            (4,715,397)
                                                               -----------------

                  TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT  $        602,811
                                                               =================

    The accompanying notes are an integral part of these financial statements

                                                                   NEWGOLD, INC.
                                              CONDENSED STATEMENTS OF OPERATIONS
                                     FOR THE SIX AND THREE MONTHS ENDED JULY 31,
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

                                                   For the Six Months Ended        For the Three Months Ended
                                                          July 31,                           July 31,
                                                          --------                           --------
                                                    2004             2003              2004             2003
                                               -------------    -------------     -------------    -------------

NET SALES                                       $        -       $        -        $        -       $        -

COST OF GOODS SOLD                                   10,000            1,500             5,000            1,500
                                               -------------    -------------     -------------    -------------

GROSS LOSS                                          (10,000)          (1,500)           (5,000)          (1,500)


OPERATING EXPENSES                                 (152,782)        (143,284)          (77,407)         (76,431)
                                               -------------    -------------     -------------    -------------

LOSS FROM OPERATIONS                               (162,782)        (144,784)          (82,407)         (77,931)
                                               -------------    -------------     -------------    -------------

OTHER INCOME (EXPENSE)

            Dividend income                               -           10,063                -             5,031
            Interest expense                        (99,405)         (59,446)          (51,841)         (28,085)
                                               -------------    -------------     -------------    -------------

                Total other income
                   (expense)                        (99,405)         (49,383)          (51,841)         (23,054)
                                               -------------    -------------     -------------    -------------

NET LOSS                                        $  (262,187)     $  (194,167)      $  (134,248)     $  (100,985)
                                               =============    =============     =============    =============

BASIC AND DILUTED LOSS PER SHARE                $     (0.01)     $     (0.01)      $     (0.01)     $     (0.01)
                                               =============    =============     =============    =============

BASIC AND DILUTED WEIGHTED-
            AVERAGE SHARES
            OUTSTANDING                          47,606,174       47,585,180        47,606,174       47,585,180
                                               =============    =============     =============    =============

    The accompanying notes are an integral part of these financial statements

                                                                   NEWGOLD, INC.
                                      CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
                              FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 31,
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

                                      For the Six Months Ended        For the Three Months Ended
                                              July 31,                         July 31,
                                              --------                         --------
                                        2004            2003             2004            2003
                                   -------------    ------------     ------------    ------------
NET LOSS                            $  (262,187)     $ (194,167)      $ (134,248)     $ (100,985)

OTHER COMPREHENSIVE LOSS
      Unrealized loss from
          marketable securities         (49,843)              -          (19,225)              -
                                   -------------    ------------     ------------    ------------

COMPREHENSIVE LOSS                  $  (312,030)     $ (194,167)      $ (153,473)     $ (100,985)
                                   =============    ============     ============    ============

    The accompanying notes are an integral part of these financial statements

                                                                   NEWGOLD, INC.
                                              CONDENSED STATEMENTS OF CASH FLOWS
                                               FOR THE SIX MONTHS ENDED JULY 31,
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                      2004               2003
                                                                                ---------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                   $      (262,187)   $       (194,167)
     Adjustments to reconcile net loss to net cash
         used in operating activities
              Accretion of warrants issued as a debt discount                            35,337               3,393
              Decrease in deposits                                                       22,000                   -
              Increase in
                  Accrued salaries and benefits                                          82,500              70,000
                  Accrued expenses                                                      103,574              85,183
                                                                                ----------------   -----------------

                      Net cash used by
                           operating activities                                         (18,777)            (35,591)
                                                                                ----------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Marketable securities                                                                    -             (10,062)
                                                                                ----------------   -----------------

                      Net cash used by investing activities                                   -             (10,062)
                                                                                ----------------   -----------------


CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from the issuance of common stock                                               -              20,000
     Proceeds from note payable                                                          18,500              76,995
     Repayments of note payable                                                            (350)            (56,949)
                                                                                ----------------   -----------------

                  Net cash provided by financing activities                              18,150              40,046
                                                                                ----------------   -----------------

                      Net decrease in cash                                                 (627)             (5,607)

CASH, BEGINNING OF PERIOD                                                                 5,967               5,622
                                                                                ----------------   -----------------

CASH, END OF PERIOD                                                             $         5,340    $             15
                                                                                ================   =================


                                                                   .

    The accompanying notes are an integral part of these financial statements

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

     Comprehensive Income
     --------------------
     The Company utilizes SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on available-for-sale marketable securities. Comprehensive income is presented in the Company's financial statements since the Company did have unrealized gain (loss) from changes in equity from available-for-sale marketable securities.

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

     The following common stock equivalents were excluded from the calculation of diluted loss per share since their effect would have been anti-dilutive:

                                                2004            2003
                                            -------------   -------------
         Warrants                              3,839,229       2,738,600

NOTE 4 -MARKETABLE SECURITIES AVAILABLE FOR SALE

     At July 31, 2004 the Company held 71,205 common shares of NutraCea which were accounted for as an investment in marketable securities. Unrealized holding losses of $19,225 and $49,843 for the three and six months ended July 31, 2004, respectively, and $0 and $0 for the three months and six months ended July 31, 2003, respectively, were recorded in Other comprehensive loss to reflect the market value decrease during the respective periods. In October 2004 the Company sold all of its investment in marketable securities (see Note 10).

NOTE 5 - PROPERTY AND EQUIPMENT

     Property and equipment at July 31, 2004 was recorded at no value. The Company had previously determined that the value of its fixed assets at the Relief Canyon Mine were permanently impaired and wrote off assets with a basis of $800,000. If the Company can reestablish mining operations at Relief Canyon it is possible that some of these assets could be utilized in such operations.

     A summary of property and equipment was as follows:

                                    `       Machinery
                                                &         Development     Capitalized
                              Buildings     Equipment     Costs           Interest       Total

     Relief Canyon Mine       $215,510      $277,307      $261,742        $45,441        $800,000

     All office furniture and equipment has been fully depreciated as of July 31, 2004.

NOTE 6 - NOTES PAYABLE TO RELATED PARTIES AND INDIVIDUALS

     Unsecured notes payable to individuals and related parties consist of the following at July 31, 2004:

     Loans from officer. The notes bear interest at 8% per
     year. The notes are currently due. The Company is in
     default with respect to these loans. In connection with
     the loans, warrants to purchase 3,839,229 shares of
     common stock have been issued. The warrants have been
     valued using the Black-Scholes option pricing model
     (see Note 7). The warrants were issued at $0.15 per
     share and expire in five years from the date of
     issuance.                                                       $1,420,892

     Loan from individual. The note bears interest at 8% per
     year. The note is currently due. The Company is in
     default with respect to this loan.                                 176,500

     Other non-interest bearing advances                                 47,038

     Unamortized warrant expense                                        (31,800)
                                                                     -----------

        Total notes payable to individuals and related parties       $1,612,630
                                                                     ===========

     The Company recorded interest expense of $51,841 and $99,406 for the three months and six months ended July 31, 2004.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

     Except for the advance royalty and rent payments noted below, the Company is not obligated under any capital leases or non-cancelable operating lease with initial or remaining lease terms in excess of one year as of July 31, 2004. However, minimum annual royalty payments are required to retain the lease rights to the Company's properties.

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

     Warrants
     --------
     The Company has issued common stock warrants to an officer of the Company as part of certain financing transactions (see Note 5 and Note 10).

     The fair market value of these warrants issued during the quarter ended July 31, 2004 was determined to be $9,067 and was calculated under the Black-Scholes option pricing model with the following assumptions used:

                  Expected life                                        5 years
                  Risk free interest rate                              3.71%
                  Volatility                                           348%
                  Expected dividend yield                              None

     The fair value of these warrants is being amortized to interest expense over one year, the original life of the loans. Total amortization expense was $19,357 and $35,337 for the three and six months ended July 31, 2004, respectively, and $0 and $3,393 for the three months and six months ended July 31, 2003, respectively.

     The following table presents warrant activity from January 31, 2004 through July 31, 2004:

                                                                       Weighted-
                                                                        Average
                                                        Number         Exercise
                                                        of Shares        Price

          Outstanding, January 31, 2002                 3,718,229         $0.15
            Granted                                       121,000         $0.15
                                                    --------------    ----------

              Outstanding, July 31, 2004                3,839,229         $0.15
                                                    ==============    ==========
               Exercisable, July 31, 2004               3,839,229         $0.15
                                                    ==============    ==========


NOTE 9 - RELATED PARTY TRANSACTIONS

     Loans from officer
     ------------------
     During the quarter ended April 30, 2004, the Chief Executive Officer and Chairman of the Company, loaned the Company $10,000 and was repaid $350. During the quarter ended July 31, 2004, the Chief Executive Officer and Chairman of the Company, loaned the Company $8,500 and was repaid $0. As of July 31, 2004 the net principal balance owing to him was $1,420,892 and accrued interest payable was $388,030. See Note 6 and Note 10.

     Accrued Payroll and Expenses Owed to Officers
     ---------------------------------------------
     As of July 31, 2004 the Company owed the Chief Executive Officer and Chairman of the Company $94,000 for back wages. As of July 31, 2004 the Company owed the Chief Financial Officer and Secretary of the Company $244,834 for back wages and $19,717 for accrued expenses. See Note 10.

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

RESULTS OF OPERATIONS

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

Operating Results for the Fiscal Quarters Ended July 31, 2004 and 2003
----------------------------------------------------------------------

Although the Company commenced efforts to re-establish its mining business early in fiscal year 2004, no mining operations have commenced and no revenues have been recognized during the quarter ended July 31, 2004. The Company was also inactive during the quarter ended July 31, 2003 and, as a result, generated no revenues from operations. The Company hopes to be able to commence generating revenues from mining operations during the 2006 fiscal year. The Company has granted a 4% net smelting return royalty to a third party which has been recorded as an $800,000 deferred option income.

During the quarter ended July 31, 2004 the Company spent $5,000 on exploration expenses related to the Relief Canyon mining property. This compares to exploration expenses of $1,500 expended during the same quarter ended July 31, 2003. These expenses relate primarily to estimated maintenance and retention costs required to maintain the Company's mining claims. The Company incurred operating expenses of $77,407 during the quarter ended July 31, 2004. Of this amount, $55,000 reflects officer compensation and related payroll taxes during the quarter, $8,315 reflect payroll tax penalties and $12,000 reflect fees for outside professional services. During the same quarter ended July 31, 2003 the Company incurred operating expenses of $76,431 of which $55,000 represents officer compensation and $8,065 reflecting payroll tax penalties. It is anticipated that both exploration costs and operating expenses will increase significantly as the Company resumes its mining operations and exploration program.

The Company incurred interest expense of $51,841 during the quarter ended July 31, 2004 which compares to interest expenses of $28,085 incurred during the same quarter ended July 31, 2003. Although the amount of loans outstanding during the second quarter of fiscal 2005 increased slightly, the increase in additional interest expense was a direct result of the increase in accretion of warrants issued as a debt discount.

The Company's total net loss for the quarter ended July 31, 2004 increased to $134,248 compared to a net loss of $100,985 incurred for the same quarter ended July 31, 2003. The larger net loss in the current fiscal year reflects the substantial increase in operating expenses and interest expense as well as a lack of revenues recognized during the second quarter of fiscal year 2005.

Operating Results for the Six Months Ended July 31, 2004 and 2003
-----------------------------------------------------------------

During the six months ended July 31, 2004 the Company spent $10,000 on exploration expenses related to the Relief Canyon mining property. This compares to exploration expenses of $1,500 expended during the same period ended July 31, 2003. These expenses relate primarily to estimated maintenance and retention costs required to maintain the Company's mining claims. The Company incurred operating expenses of $152,782 during the six months ended July 31, 2004. Of this amount, $110,000 reflects officer compensation and related payroll taxes during the period, $16,505 reflect payroll tax penalties and $23,000 reflect fees for outside professional services. During the same period ended July 31, 2003 the Company incurred operating expenses of $143,283 of which $110,000 represents officer compensation and $16,129 reflecting payroll tax penalties. It is anticipated that both exploration costs and operating expenses will increase significantly as the Company resumes its mining operations and exploration program.

The Company incurred interest expense of $99,406 during the six months ended July 31, 2004 which compares to interest expenses of $59,446 incurred during the same period ended July 31, 2003. Although the amount of loans outstanding during the first six months of fiscal 2005 increased slightly, the increase in additional interest expense was a direct result of the increase in accretion of warrants issued as a debt discount.

The Company's total net loss for the six months ended July 31, 2004 increased to $262,187 compared to a net loss of $194,167 incurred for the same period ended July 31, 2003. The larger net loss in the current fiscal year reflects the substantial increase in operating expenses and interest expense as well as a lack of revenues recognized during the first six months of fiscal year 2005.

LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred significant operating losses during the last two fiscal years and during the six month period ended July 31, 2004 which has resulted in an accumulated deficit of $15,369,350 as of July 31, 2004. At July 31, 2004, the Company had cash and marketable securities of $65,865 and a net working capital deficit of $4,452,343. Since the resumption of its business in February 2003, the Company has been dependent on borrowed or invested funds in order to finance its ongoing operations. As of July 31, 2004, the Company had $1,612,630 of outstanding notes payable which reflects an increase compared to notes payable of $1,581,721 outstanding as of January 31, 2004.

During the quarter ended July 31, 2004 the Company borrowed an additional $8,500 from its President and Chief Executive Officer at an interest rate of 8% per year. This amount increased the Company's total indebtedness to its President to $1,420,892. Notes representing principal and interest due to the President of the Company as well as notes payable to four other individuals have one year terms. As of July 31, 2004, $1,255,798 of loans due to the Company's President and $176,500 of loans due to other individuals were in default.

By attempting to resume mining operations, the Company will require approximately $3 million to $5 million in additional working capital above the current working capital deficiency to bring the mine into full production. It is the Company's intention to pursue several possible funding opportunities including the sale of additional securities or the incurring of additional debt.

Due to the Company's continuing losses from its business operations, the independent auditor's report dated November 7, 2004, includes a "going concern" explanation relating to the fact that the Company's continuation is dependent upon obtaining additional working capital either through significantly increasing revenues or through outside financing. As of July 31, 2004, Newgold's principal commitments included its obligation to pay ongoing maintenance fees on its 50 unpatented mining claims.

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

Off-Balance Sheet Arrangements
------------------------------

During the fiscal quarter ended July 31, 2004, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.

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

The audit report of the Company's independent auditors includes a "going concern" qualification. In the auditor's opinion, the Company's limited operating history and the accumulated net deficit as of January 31, 2004, raise substantial doubt about its ability to continue as a going concern. See Note 2 to the Unaudited Financial Statements.

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

Mining is generally subject to regulation by state and federal regulatory authorities. State and federal statutes regulate environmental quality, safety, exploration procedures, reclamation, employees' health and safety, use of explosives, air quality standards, pollution of stream and fresh water sources, noxious odors, noise, dust, and other environmental protection controls as well as the rights of adjoining property owners. The Company believes that it is currently operating in compliance with all known safety and environmental standards and regulations applicable to its Nevada property. However, there can be no assurance that its compliance could be challenged or that future changes in federal or Nevada laws, regulations or interpretations thereof will not have a material adverse affect on the Company's ability to resume and sustain mining operations.

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

CRITICAL ACCOUNTING POLICIES

Newgold's discussion and analysis of its financial conditions and results of operations are based upon its financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of financial statements require managers to make estimates and disclosures on the date of the financial statements. On an on-going basis, Newgold evaluates its estimates, including, but not limited to, those related to revenue recognition. The Company uses authoritative pronouncements, historical experience and other assumptions as the basis for making judgments. Actual results could differ from those estimates. Newgold believes that the following critical accounting policies affect its more significant judgments and estimates in the preparation of its financial statements.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On May 18, 2004, Paul Ngoyi filed a petition for involuntary bankruptcy against the Company (Case No. BK-N-0451511). Mr. Ngoyi claims to be a holder of both the Christiansen and Primm judgments against Newgold and is claiming that Newgold cannot pay such judgments because it is insolvent. Newgold intends to file for Summary Judgment alleging that Mr. Ngoyi's claims are invalid because the two judgments were previously satisfied and that Newgold is not insolvent. While the petition is in its early stages and an outcome cannot be predicted, the Company intends to vigorously oppose the bankruptcy petition.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

SALES OF UNREGISTERED SECURITIES DURING THE QUARTER

In July 2004, the Company borrowed $8,500 from its President, Scott Dockter. The promissory note is not convertible into stock, is due on July 31,2005, and bears interest at 8% per year. In connection with the loans, warrants to purchase 56,667 shares of common stock have been issued. The warrants have been valued using the Black-Scholes option pricing model. The warrants were issued at $0.15 per share and expire in five years from the date of issuance. The issuance of the note and warrants were made in reliance upon the exemption from registration set forth in Section 4(2) of the 1933 Act as a transaction not involving a public offering and made to one affiliate of the Company. The note and warrants were deemed to be "restricted securities" as defined in Rule 144 under the 1933 Act.

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

Dated:  December 28, 2004            NEWGOLD, INC.


                                    /s/ SCOTT DOCKTER
                                    --------------------------------------------
                                    Scott Dockter, President and Chief Executive
                                    Officer

                                    /s/ JAMES KLUBER
                                    --------------------------------------------
                                    James Kluber, Principal Accounting Officer
                                    and Chief Financial Officer