Form 10QSB
period 2004-10-31
NEWGOLD INC
filed 2004-12-30
CIK 878808

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2004

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                   EXCHANGE ACT FOR THE TRANSITION PERIOD FROM
                       _______________ to _______________

                         Commission File Number 0-20722

                                  NEWGOLD, INC.
                                ----------------
        (Exact name of small business issuer as specified in its charter)


           DELAWARE                                    16-1400479
-------------------------------          ---------------------------------------
(State of other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)


P.O. Box 1626  Shingle Springs, California                      95682
-----------------------------------------------     ----------------------------
   (Address of Principal Executive Offices)                    Zip Code


              Issuer's telephone number:       (530) 672-1116


Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                 YES    X              NO
                    ---------            ---------

Common stock, $0.001 par value, 47,606,174 issued and outstanding as of November 30, 2004.

Transitional Small Business Disclosure Format:   YES             NO    X
                                                    ---------      ---------

                                      INDEX

                                                                            Page

PART I - FINANCIAL INFORMATION.................................................3

        ITEM 1.   FINANCIAL STATEMENTS.........................................3

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                 OPERATIONS...................................................17

        ITEM 3.  CONTROLS AND PROCEDURES......................................25

PART II - OTHER INFORMATION...................................................26

        ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
                 PROCEEDS.....................................................26

        ITEM 5.  OTHER INFORMATION............................................26

        ITEM 6.  EXHIBITS.....................................................26

                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


                                  NEWGOLD, INC.
                     INDEX TO UNAUDITED FINANCIAL STATEMENTS


Condensed Balance Sheet as of October 31, 2004 (Unaudited)                  4-5

Condensed Statements of Operations for the three months and nine months
   ended October 31, 2004 and 2003 (Unaudited)                               6

Condensed Statements of Comprehensive Loss for the three months and
   nine months ended October 31, 2004 and 2003 (Unaudited)                   7

Condensed Statements of Cash Flows for the nine months
   ended October 31, 2004 and 2003 (Unaudited)                               8

Notes to Unaudited Financial Statements                                     9-16

                                                                   NEWGOLD, INC.
                                                         CONDENSED BALANCE SHEET
                                                                OCTOBER 31, 2004
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

                                     ASSETS

CURRENT ASSETS
     Cash                                                       $     5,424
                                                               -------------

              Total current assets                                    5,424

OTHER ASSETS
     Deferred reclamation costs                                     513,946
     Deposits                                                        12,000
                                                               -------------

              Total other assets                                    525,946
                                                               -------------

                  TOTAL ASSETS                                  $   531,370
                                                               =============

    The accompanying notes are an integral part of these financial statements

                                                                   NEWGOLD, INC.
                                                         CONDENSED BALANCE SHEET
                                                                OCTOBER 31, 2004
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                          $        538,276
     Accrued expenses                                                 1,713,643
     Accrued reclamation costs                                          513,946
     Notes payable due to individuals and officer                       663,641
                                                               ----------------

         Total current liabilities                                    3,429,506
                                                               ----------------

DEFERRED REVENUE                                                        800,000
                                                               ----------------

         Total liabilities                                            4,229,506

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
     Common stock, $0.001 par value
         50,000,000 shares authorized
         47,606,174 shares issued and outstanding                        47,606
     Additional paid in capital                                      12,145,244
     Accumulated deficit                                            (15,890,986)
                                                               ----------------

              Total shareholders' deficit                            (3,698,136)
                                                               ----------------

                  TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT  $        531,370
                                                               ================

    The accompanying notes are an integral part of these financial statements

                                                                   NEWGOLD, INC.
                                              CONDENSED STATEMENTS OF OPERATIONS
                          FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 31,
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

                                                    For the Three Months Ended    For the Nine Months Ended
                                                           October 31,                    October 31,
                                                           -----------                    -----------
                                                       2004           2003           2004           2003
                                                       ----           ----           ----           ----
NET SALES                                          $         -    $         -    $         -    $         -

COST OF GOODS SOLD                                        5,000          9,430         15,000         10,930
                                                   -------------  -------------  -------------  -------------

GROSS LOSS                                               (5,000)        (9,430)       (15,000)       (10,930)

OPERATING EXPENSES                                      (78,561)       (89,283)      (231,343)      (232,566)
                                                   -------------  -------------  -------------  -------------

LOSS FROM OPERATIONS                                    (83,561)       (98,713)      (246,343)      (243,496)
                                                   -------------  -------------  -------------  -------------

OTHER INCOME (EXPENSE)

            Dividend income                                  -              -              -          10,063
            Interest expense                           (157,011)       (31,982)      (256,417)       (91,428)
            Loss on sale of marketable
                securities                             (281,063)            -        (281,063)            -
                                                   -------------  -------------  -------------  -------------
                Total other income
                   (expense)                           (438,074)       (31,982)      (537,480)       (81,365)
                                                   -------------  -------------  -------------  -------------

NET LOSS                                           $   (521,635)  $   (130,695)  $   (783,823)  $   (324,861)
                                                   =============  =============  =============  =============

BASIC AND DILUTED LOSS PER SHARE                   $      (0.01)  $      (0.01)  $      (0.02)  $      (0.01)
                                                   =============  =============  =============  =============

BASIC AND DILUTED WEIGHTED-
            AVERAGE SHARES
            OUTSTANDING                              47,606,174     47,592,255     47,606,174     47,592,255
                                                   =============  =============  =============  =============

    The accompanying notes are an integral part of these financial statements

                                                                   NEWGOLD, INC.
                                      CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
                          FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 31,
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

                                                    For the Three Months Ended    For the Nine Months Ended
                                                            October 31,                   October 31,
                                                            -----------                   -----------
                                                       2004           2003           2004           2003
                                                       ----           ----           ----           ----
NET LOSS                                           $   (521,635)  $   (130,695)  $   (783,823)  $   (324,861)

OTHER COMPREHENSIVE LOSS
      Unrealized loss from
          marketable securities                              -        (247,543)       (49,843)      (247,543)

 LESS: Reclassification
          Adjustment for losses
                 included in net loss                   254,663             -         254,663             -
                                                   -------------  -------------  -------------  -------------
COMPREHENSIVE LOSS                                 $   (266,972)  $   (378,238)  $   (579,003)  $   (572,404)
                                                   =============  =============  =============  =============

    The accompanying notes are an integral part of these financial statements

                                                                   NEWGOLD, INC.
                                              CONDENSED STATEMENTS OF CASH FLOWS
                                           FOR THE NINE MONTHS ENDED OCTOBER 31,
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                     2004                2003
                                                                                ---------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                   $     (783,823)     $     (324,861)
     Adjustments to reconcile net loss to net cash
         used in operating activities
              Accretion of warrants issued as a debt discount                          158,249               6,971
              Decrease (Increase) in
                  Deposits                                                              33,000             (75,000)
                  Deferred reclamation costs                                                -             (463,446)
              Increase (Decrease) in
                  Accounts payable                                                      (1,917)                 -
                  Accrued salaries and benefits                                        (94,334)             84,000
                  Accrued expenses                                                     142,613             591,598
                                                                                ---------------     ---------------

                      Net cash used by operating activities                           (546,212)           (180,738)
                                                                                ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Marketable securities                                                             315,187             (10,062)
                                                                                ---------------     ---------------

                      Net cash provided (used) by investing activities                 315,187             (10,062)
                                                                                ---------------     ---------------


CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from the issuance of common stock                                             -               20,000
     Proceeds from notes payable                                                       230,832             285,970
     Repayments of note payable                                                           (350)           (119,452)
                                                                                ---------------     ---------------

                  Net cash provided by financing activities                            230,482             186,518
                                                                                ---------------     ---------------

                      Net decrease in cash                                                (543)             (4,282)

CASH, BEGINNING OF PERIOD                                                                5,967               5,622
                                                                                ---------------     ---------------

CASH, END OF PERIOD                                                             $        5,424      $        1,340
                                                                                ===============     ===============


..
                                        8

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

     The following common stock equivalents were excluded from the calculation of diluted loss per share since their effect would have been anti-dilutive:

                                                       2004           2003
                                                   -------------  -------------
     Warrants                                        11,052,916      3,715,076

NOTE 4 - MARKETABLE SECURITIES AVAILABLE FOR SALE

     At April 30, 2004, the Company held 71,205 common shares of NutraCea, which were accounted for as an investment in marketable securities. Unrealized holding losses of $0 and $49,843 for the three and nine months ended October 31, 2004, respectively, and $0 and $0 for the three months and nine months ended October 31, 2003, respectively, were recorded in Other comprehensive loss to reflect the market value decrease during the respective periods. In October 2004, the Company sold all of its investment in marketable securities through open market transactions with net proceeds aggregating approximately $34,100. The Company recorded a loss on sale of securities on the Statements of Operations of $281,063 and $281,063 for the three and nine months ended October 31, 2004, respectively.

NOTE 5 - PROPERTY AND EQUIPMENT

     Property and equipment at October 31, 2004 was recorded at no value. The Company had previously determined that the value of its fixed assets at the Relief Canyon Mine were permanently impaired and wrote off assets with a basis of $800,000. If the Company can reestablish mining operations at Relief Canyon it is possible that some of these assets could be utilized in such operations.

     A summary of property and equipment was as follows:

                                    `         Machinery
                                                  &        Development    Capitalized
                                 Buildings    Equipment       Costs        Interest        Total
                                -----------  -----------  -------------  -------------  -----------
     Relief Canyon Mine          $ 215,510    $ 277,307      $ 261,742       $ 45,441    $ 800,000

     All office furniture and equipment has been fully depreciated as of October 31, 2004.

     In October 2004, the Company re-staked the Relief Canyon mill site and lode claims, which now include a total of 78 claims. The annual payment to maintain these claims is $15,600.

NOTE 6 - NOTES PAYABLE TO RELATED PARTIES AND INDIVIDUALS

     Unsecured notes payable to individuals and related parties consist of the following at October 31, 2004:

     Convertible loans from officers.  The notes bear interest at
     8% per year and are due  September  30, 2005.  The notes and any interest  accrued on the new notes are convertible  into common shares of the Company at a conversion  price of $0.15 per  share.  In  connection  with  the  loans,  warrants  to purchase 5,798,140 and 1,395,007 shares of common stock have been  issued to the Chief  Executive  Officer  and the Chief
     Financial Officer, respectively.                              $  1,611,993

     Loans from officer.  The notes bear interest at 8% per year.
     The  notes  are  current.  In  connection  with  the  loans, warrants to  purchase  141,540  shares of common  stock have been  issued.  The  warrants  have  been  valued  using  the
     Black-Scholes   option  pricing  model  (see  Note  8).  The
     warrants  were  issued at $0.15
     per share and expire in five years from the date of issuance. $     21,231

     Loan from  individual.  The note  bears  interest  at 8% per year.  The note is currently  due. The Company is in default
     with respect to this loan.                                    $    176,500

     Other non-interest bearing advances                           $     47,038

     Unamortized warrant expense                                   $ (1,193,120)
                                                                  --------------

     Total notes payable to individuals and related parties        $    663,641
                                                                  ==============

     The Company recorded interest expense of $157,011 and $256,417 for the three months and nine months ended October 31, 2004.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

     Except for the advance royalty and rent payments noted below, the Company is not obligated under any capital leases or non-cancelable operating lease with initial or remaining lease terms in excess of one year as of October 31, 2004. However, minimum annual royalty payments are required to retain the lease rights to the Company's properties.

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

     During 1996, Repadre Capital Corporation ("Repadre") purchased for $500,000 a net smelter return royalty (Repadre Royalty). Repadre was to receive a 1.5% royalty from production at each of the Relief Canyon Mine and Mission Mines. In October 1997, an additional $300,000 was paid by Repadre for an additional 1% royalty from the Relief Canyon Mine. In October, 1997, when the Mission Mine lease was terminated, Repadre exercised its option to transfer the Repadre Royalty solely to the Relief Canyon Mine resulting in a total 4% royalty. The total amount received of $800,000 has been recorded as deferred revenue in the accompanying financial statements.

     Litigation
     ----------
     On December 3, 1996, plaintiff Roy Christiansen filed a breach of contract action against the Company in the Second Judicial District, Reno, Washoe County, Nevada. Plaintiff alleged that he was owed $250,000 relating to recovery of his investment in a property subsequently acquired by the Company. It was discovered during the pendency of this action that a former Secretary-Treasurer of Newgold, Inc., (prior to the Company going public through its merger with Warehouse Auto) signed a contract in 1994 which obligated the Company, Newgold, Inc. (the "Delaware Corporation") to pay $250,000 to Christiansen, a former developer of the Golden Asset project which Newgold purchased and is located in Helena Montana. This obligation was unknown to the current principals of the Company. During the course of litigation, Plaintiff moved the court for summary judgment based on this signed agreement; this motion was granted and a judgment for $250,000 was entered against the Company. On May 11, 2000, the Company satisfied this judgment through the issuance of 350,000 shares of Common Stock to a shareholder who subsequently settled this judgment.

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

     Warrants
     --------
     The Company has issued common stock warrants to officers of the Company as part of certain financing transactions (see Note 6).

     The fair market value of these  warrants  issued  during the quarter  ended
     October 31, 2004 was determined to be $1,176,767 and was calculated under the Black-Scholes option pricing model with the following assumptions used:

                  Expected life                                      5 years
                  Risk free interest rate                              3.30%
                  Volatility                                            349%
                  Expected dividend yield                              None

     The fair value of these warrants is being amortized to interest expense over one year, the original life of the loans. Total amortization expense was $122,912 and $158,249 for the three and nine months ended October 31, 2004, respectively, and $3,577 and $6,970 for the three months and nine months ended October 31, 2003, respectively.

     The following table presents warrant activity from January 31, 2004 through October 31, 2004:

                                                                    Weighted-
                                                                    Average
                                                      Number        Exercise
                                                     of Shares        Price
                                                   -------------  -------------
      Outstanding, January 31, 2004                   3,718,229    $      0.15
        Granted                                       7,334,687    $      0.15
                                                   -------------  -------------

          Outstanding, October 31, 2004              11,052,916    $      0.15
                                                   =============  =============
           Exercisable, October 31, 2004             11,052,916    $      0.15
                                                   =============  =============


NOTE 9 - RELATED PARTY TRANSACTIONS

     Loans from officers
     -------------------
     During the nine months ended October 31, 2004, the Chief Executive Officer and Chairman of the

     Company, loaned the Company $21,581 and was repaid $350. As of October 31, 2004 the net principal balance owing to him was $1,423,973 and accrued interest payable was $417,080 (See Note 6).

     During the quarter ended October 31, 2004 the Chief Financial Officer of the Company loaned the Company $209,251. As of October 31, 2004 the net principal balance owing to him was $209,251 and accrued interest payable was $1,442 (See Note 6).

     Accrued Payroll and Expenses Owed to Officers
     ---------------------------------------------
     As of October 31, 2004 the Company owed the Chief Executive Officer and Chairman of the Company $88,500 for back wages. As of October 31, 2004 the Company owed the Chief Financial Officer and Secretary of the Company $236,667 for back wages and $19,500 for accrued expenses.

NOTE 10 - SUBSEQUENT EVENTS

     In October 2004, the Company re-staked the Relief Canyon mill site and lode claims, which now include a total of 78 claims. On December 16, 2004 the Company paid a total of $15,600 to the Pershing County Recorders Office and the Bureau of Land Management which amount represents the annual payment to maintain these claims.

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

         In October 2004, the Company re-staked the Relief Canyon properties which now includes 57 mill site and 21 lode claims. These 78 claims are unpatented mining claims contained in about 1,000 acres.

         The Company's operating plan is to place its mining claims into profitable production by the end of calendar 2005, and use the net proceeds from these operations to fund ongoing exploration and development of its property holdings. Through the use of joint ventures, royalties and partnerships, the Company intends to progressively enlarge the scope and scale of the mining and processing operations, thereby increasing both the Company's annual revenues and its net profits. The Company's objective is to achieve quarterly growth rates in revenue and net profits for the foreseeable future;

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

Operating Results for the Fiscal Quarters Ended October 31, 2004 and 2003
-------------------------------------------------------------------------

Although the Company commenced efforts to re-establish its mining business early in fiscal year 2004, no mining operations have commenced and no revenues have been recognized during the quarter ended October 31, 2004. The Company was inactive during the quarter ended October 31, 2003 and, as a result, generated no revenues from operations. The Company hopes to be able to commence generating revenues from mining operations during the 2006 fiscal year. The Company has granted a 4% net smelting return royalty to a third party which has been recorded as an $800,000 deferred option income.

During the quarter ended October 31, 2004 the Company spent $5,000 on exploration expenses related to the Relief Canyon mining property compared to $9,430 on exploration expenses expended during the same quarter ended October 31, 2003. These expenses relate primarily to estimated maintenance and retention costs required to maintain the Company's mining claims. The Company incurred operating expenses of $78,561 during the quarter ended October 31, 2004. Of this amount, $55,000 reflects officer compensation and related payroll taxes during the quarter, $8,440 reflect payroll tax penalties and $13,500 reflect fees for outside professional services. During the same quarter ended October 31, 2003 the Company incurred operating expenses of $89,283 of which $55,000 represents officer compensation, $8,065 reflecting payroll tax penalties and $19,217 reflect fees for outside professional services. It is anticipated that both exploration costs and operating expenses will increase significantly as the Company resumes its mining operations and exploration program.

The Company incurred interest expense of $157,011 during the quarter ended October 31, 2004 which compares to interest expenses of $31,982 incurred during the same quarter ended October 31, 2003. The increase in additional interest expense was a direct result of the increase in accretion of warrants issued as a debt discount which increased by $122,912 in the quarter ended October 31, 2004 compared to the quarter ended October 31, 2003.

In October 2004, the Company liquidated its investment in marketable securities through open market transactions. Net proceeds totaled approximately $34,100. This resulted in a loss on sale of $281,063. There were no sales of marketable securities for the comparable period in fiscal 2004.

The Company's total net loss for the quarter ended October 31, 2004 increased to $521,635 compared to a net loss of $130,695 incurred for the same quarter ended October 31, 2003. The larger net loss in the current fiscal year reflects the increase in interest expense as well as the loss on sale of marketable securities.

Operating Results for the Nine Months Ended October 31, 2004 and 2003
---------------------------------------------------------------------

During the nine months ended October 31, 2004 the Company spent $15,000 on exploration expenses related to the Relief Canyon mining property. This compares to exploration expenses of $10,930 expended during the same period ended October 31, 2003. These expenses relate primarily to estimated maintenance and retention costs required to maintain the Company's mining claims. The Company incurred operating expenses of $231,343 during the nine months ended October 31, 2004. Of this amount, $165,000 reflects officer compensation and related payroll taxes during the period, $24,945 reflect payroll tax penalties and $36,632 reflect fees for outside professional services. During the same period ended October 31, 2003 the Company incurred operating expenses of $232,566 of which $165,000 represents officer compensation and $24,194 reflecting payroll tax penalties. It is anticipated that both exploration costs and operating expenses will increase significantly as the Company resumes its mining operations and exploration program.

The Company incurred interest expense of $256,417 during the nine months ended October 31, 2004 which compares to interest expenses of $91,428 incurred during the same period ended October 31, 2003. Although the amount of loans outstanding during the first nine months of fiscal 2005 increased slightly, the increase in additional interest expense was a direct result of the increase in accretion of warrants issued as a debt discount.

The Company's total net loss for the nine months ended October 31, 2004 increased to $783,823 compared to a net loss of $324,861 incurred for the same period ended October 31, 2003. The larger net loss in the current fiscal year reflects the substantial increase in operating expenses and interest expense as well as a continuing lack of revenues recognized during the first nine months of fiscal year 2005.

LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred significant operating losses during the last two fiscal years and during the quarter ended October 31, 2004 which has resulted in an accumulated deficit of $15,890,986 as of the end of the third quarter of fiscal year 2005. At October 31, 2004, the Company had cash of $5,424 and a net working capital deficit of $3,424,082. Since the resumption of its business in February 2003, the Company has been dependent on borrowed or invested funds in order to finance its ongoing operations. As of October 31, 2004, the Company had $1,856,762 of outstanding notes payable (before unamortized debt discount of $1,193,120)
which reflects an increase compared to notes payable of $1,626,280 (before unamortized debt discount of $44,560) outstanding as of January 31, 2004.

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

During the quarter ended October 31, 2004 the Company borrowed an additional $3,081 from its President and Chief Executive Officer at an interest rate of 8% per year. This amount increased the Company's total indebtedness to its President to $1,423,973. Notes representing principal and interest due to the President as well as notes payable to five other individuals have one year terms. As of October 31, 2004, $176,500 of loans due to other individuals were in default.

The Company received approximately $34,100 during the quarter ended October 31, 2004 from the sale of its marketable securities.

By attempting to resume mining operations, the Company will require approximately $3 million to $5 million in additional working capital above the current working capital deficiency to bring the mine into full production. It is the Company's intention to pursue several possible funding opportunities including the sale of additional securities or the incurring of additional debt.


Due to the Company's continuing losses from its business operations, the independent auditor's report dated November 7, 2004, includes a "going concern" explanation relating to the fact that the Company's continuation is dependent upon obtaining additional working capital either through significantly increasing revenues or through outside financing. As of October 31, 2004, Newgold's principal commitments included its obligation to pay ongoing maintenance fees on its 78 unpatented mining claims.

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

Off-Balance Sheet Arrangements
------------------------------

During the fiscal quarter ended October 31, 2004, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.

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

The Company's mining property rights consist of 78 unpatented mining claims. The validity of unpatented mining claims is often uncertain and is always subject to contest. Unpatented mining claims are generally considered subject to greater title risk than patented mining claims, or real property interests that are owned in fee simple. If title to a particular property is successfully challenged, the Company may not be able to retain its royalty interests on that property, which could reduce its future revenues.

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

                           PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

SALES OF UNREGISTERED SECURITIES DURING THE QUARTER

In October 2004, the Company borrowed $3,081 from its President, Scott Dockter. The promissory note is not convertible into stock, is due on in one year and bears interest at 8% per year. In conjunction with this loan, the President was issued warrants to purchase 20,540 shares of the Company's common stock of $0.15 per share. In addition, new convertible promissory notes were issued to Scott Dockter, the Company's CEO and James Kluber, the Company's CFO in the principal amounts of $1,402,742 and $209,251, respectively. The notes bear interest at 8% per annum and are due September 30, 2005. In connection with the issuance of these notes, the Company issued warrants to purchase 5,798,140 and 1,395,007 shares of common stock to its Chief Executive Officer and Chief Financial Officer, respectively. The issuance of the notes and warrants were made in reliance upon the exemption from registration set forth in Section 4(2) of the 1933 Act as a transaction not involving a public offering and made to two affiliates of the Company. The notes and warrants are deemed to be "restricted securities" as defined in Rule 144 under the Securities Act of 1933 (the "1933 Act").

Prior issuances of the Company's common stock during fiscal years 2003 and 2004 have been reported in the Company's Form 10-KSB for the year ended January 31, 2004.

ITEM 5. OTHER INFORMATION

In October 2004, the Company re-staked the Relief Canyon properties which now includes 57 mill site and 21 lode claims. These 78 claims are unpatented mining claims contained in about 1,000 acres. The annual payment to maintain these claims is $15,600. The Company paid a total of $15,600 to the Pershing County Recorders Office and Bureau of Land Management on December 16, 2004.

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

Dated:  December 29, 2004           NEWGOLD, INC.



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