Form 10KSB/A
period 2004-01-31
NEWGOLD INC
filed 2005-05-02
CIK 878808

--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB/A

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


     For the Fiscal Year Ended                  Commission File Number
          January 31, 2004                              0-20722

                                  NEWGOLD INC.

             Delaware                                      16-1400479
--------------------------------                --------------------------------
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year was approximately $ -0-
                                                                         -------

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

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS
                                                                       PAGE OF
                                                                        REPORT


PART I........................................................................1
     ITEM 1.   DESCRIPTION OF BUSINESS........................................1
     ITEM 2.   DESCRIPTION OF PROPERTY.......................................15
     ITEM 3.   LEGAL PROCEEDINGS.............................................15
     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........16

PART II......................................................................17
     ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER   MATTERS.....17
     ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF   OPERATION....18
     ITEM 7   FINANCIAL STATEMENTS...........................................25
     ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE.....25
     ITEM 8A. CONTROLS AND PROCEDURES........................................25
     ITEM 8B. OTHER INFORMATION..............................................26

PART III.....................................................................27
     ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
              COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT..............27
     ITEM 10. EXECUTIVE COMPENSATION.........................................28
     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
              AND RELATED STOCKHOLDER MATTERS................................31
     ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION..................32
     ITEM 13. EXHIBITS ......................................................33
     ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.........................34

SIGNATURES...................................................................35

                                     PART I

ITEM 1.         DESCRIPTION OF BUSINESS

AMENDMENTS TO FORM 10-KSB
The Form 10-KSB of Newgold, Inc. for the year ended January 31,2004, originally filed on December 7, 2004, has been amended to include an audited balance sheet as of January 31, 2003. Additionally, footnotes to the financial statements have been expanded to include appropriate discussion for the year ended January 31, 2003. Also, Item 6, Management's Discussion and Analysis or Plan of Operations has been expanded to include appropriate discussion for the year ended January 31, 2003.

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

         ----------------------------------- ---------------- ----------------
         YEAR ENDED JANUARY 31, 2004                 LOW             HIGH

         ----------------------------------- ---------------- ----------------
         Fourth Quarter (November - January)      $0.001           $0.469
         ----------------------------------- ---------------- ----------------
         Third Quarter (August - October)         $0.065           $0.159
         ----------------------------------- ---------------- ----------------
         Second Quarter (May-July)                $0.04            $0.149
         ----------------------------------- ---------------- ----------------
         First Quarter (February - April)         $0.049           $0.119
         ----------------------------------- ---------------- ----------------

         ----------------------------------- ---------------- ----------------
         YEAR ENDED JANUARY 31, 2003                 LOW             HIGH

         ----------------------------------- ---------------- ----------------
         Fourth Quarter (November - January)      $0.001           $0.11
         ----------------------------------- ---------------- ----------------
         Third Quarter (August - October)         $0.005           $0.04
         ----------------------------------- ---------------- ----------------
         Second Quarter (May - July)              $0.01            $0.20
         ----------------------------------- ---------------- ----------------
         First Quarter (February - April)         $0.01            $0.06
         ----------------------------------- ---------------- ----------------

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

ITEM 7          FINANCIAL STATEMENTS

                                  NEWGOLD, INC.
                              FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                            JANUARY 31, 2004 AND 2003

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                F-1

         Balance Sheets                                                F-2

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

         Statements of Cash Flows                                      F-7

         Notes to Financial Statements                            F-8 - F-20

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Newgold, Inc.

We have audited the balance sheets of Newgold, Inc. (the "Company") as of January 31, 2004 and January 31, 2003, and the related statements of operations, comprehensive loss, shareholders' deficit, and cash flows for each of the two years in the period ended January 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Newgold, Inc. as of January 31, 2004 and January 31, 2003, and the results of its operations and its cash flows for each of the two years in the period ended January 31, 2004 in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, during the year ended January 31,2004, the Company incurred a net loss of $470,823 and had negative cash flows from operations of $176,583. In addition, the Company had an accumulated shareholders' deficit of $4,425,944 at January 31,2004. These factors, among others, as discussed in Note 2 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
November 7, 2004

                                                                   NEWGOLD, INC.
                                                                  BALANCE SHEETS
                                                               AS OF JANUARY 31,

--------------------------------------------------------------------------------

                                     ASSETS

                                                          2004          2003
                                                        -------       -------
CURRENT ASSETS
         Cash                                          $  5,967      $  5,622
         Marketable securities available for sale,
                  net of $204,820 of unrealized loss    110,368       305,125
                                                        -------       -------

                           Total current assets         116,335       310,747

OTHER ASSETS
         Deferred reclamation costs                     513,946        50,500
         Deposits                                         5,000         6,500
                                                        -------       -------

                           Total other assets           558,946        57,000
                                                        -------       -------

TOTAL ASSETS                                           $675,281      $367,747
                                                        =======       =======






























The accompanying notes are an integral part of these financial statements

                                                                   NEWGOLD, INC.
                                                                  BALANCE SHEETS
                                                               AS OF JANUARY 31,

--------------------------------------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                          2004          2003
                                                        -------       -------
CURRENT LIABILITIES
         Accounts payable                             $ 540,194     $ 542,194
         Accrued expenses                             1,665,364     1,353,375
         Accrued reclamation costs                      513,946        50,500
         Notes payable due to individuals and officer 1,581,721     1,455,897
                                                      ---------     ---------

                  Total current liabilities           4,301,225     3,401,966
                                                      ---------     ---------

DEFERRED REVENUE                                        800,000       800,000
                                                      ---------     ---------

                  Total liabilities                   5,101,225     4,201,969

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
         Common stock, $0.001 par value
                  50,000,000 shares authorized
                  47,606,174, and 47,604,174
                    shares issued and outstanding        47,606        47,406
         Additional paid in capital                  10,838,432    10,754,714
         Other comprehensive loss                      (204,820)            -
         Accumulated deficit                        (15,107,162)  (14,636,339)
                                                      ---------     ---------

                  Total shareholders' deficit        (4,425,944)   (3,834,219)
                                                      ---------     ---------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT         $   675,281   $   367,747
                                                      =========     =========
















The accompanying notes are an integral part of these financial statements

                                                                   NEWGOLD, INC.
                                                        STATEMENTS OF OPERATIONS
                                                 FOR THE YEARS ENDED JANUARY 31,

--------------------------------------------------------------------------------

                                                  2004               2003
                                            ---------------    ----------------

NET SALES                                   $             -    $            -

COST OF GOODS SOLD                                   37,916             11,135
                                            ---------------    ----------------

GROSS PROFIT (LOSS)                                 (37,916)           (11,135)

OPERATING EXPENSES                                 (306,477)           (79,644)
                                            ----------------   ----------------

LOSS FROM OPERATIONS                               (344,393)           (90,779)
                                            ----------------   ----------------

OTHER INCOME (EXPENSE)
     Dividend income                                 10,063             20,125
     Interest expense                              (136,493)          (144,879)
                                            ---------------    ---------------

         Total other income (expense)              (126,430)          (124,754)
                                            ----------------   ----------------

NET LOSS                                    $      (470,823)   $      (215,533)
                                            ================   ================

BASIC AND DILUTED LOSS PER SHARE            $         (0.01)   $         (0.01)
                                            ===============    ================

BASIC AND DILUTED WEIGHTED-AVERAGE
                        SHARES OUTSTANDING       47,595,763         46,863,708
                                            ===============    ================



















The accompanying notes are an integral part of these financial statements

                                                                   NEWGOLD, INC.
                                                STATEMENTS OF COMPREHENSIVE LOSS
                                                 FOR THE YEARS ENDED JANUARY 31,

--------------------------------------------------------------------------------

                                                  2004               2003
                                            ---------------    ---------------

NET LOSS                                    $     (470,823)    $     (215,533)

OTHER COMPREHENSIVE LOSS
     Unrealized loss from
         marketable securities                    (204,820)                 -
                                            ---------------    ---------------

COMPREHENSIVE LOSS                          $     (675,643)    $     (215,533)
                                            ===============    ===============







































The accompanying notes are an integral part of these financial statements

                                                                   NEWGOLD, INC.
                                             STATEMENTS OF SHAREHOLDERS' DEFICIT
                                                 FOR THE YEARS ENDED JANUARY 31,

--------------------------------------------------------------------------------

                                        Common Stock                  Additional     Other Com-
                                  ----------------------------           Paid in       prehensive  Accumulated
                                      Shares            Amount           Capital         (Loss)      Deficit         Total
                                 --------------     ------------    --------------  -------------  ------------   -----------
BALANCE, JANUARY
   31, 2002                       46,856,174        $   46,856      $ 10,688,157    $        -     $(14,420,806)  $(3,685,793)
COMMON STOCK
   ISSUED
     upon exercise of
       warrants                      550,000               550            54,450                                       55,000
OFFERING COSTS                                                            (1,467)                                      (1,467)
WARRANTS ISSUED
   WITH  DEBT                              -                 -            13,574                                       13,574
NET LOSS                                                                                               (215,533)     (215,533)
                                 --------------     ------------    --------------  -------------  ------------   -----------

BALANCE, JANUARY
   31, 2003                       47,406,174            47,406        10,754,714             -      (14,636,339)   (3,834,219)
COMMON STOCK
   ISSUED
     upon exercise of
       warrants                      200,000               200            19,800                                       20,000
WARRANTS ISSUED
   WITH DEBT                               -                -             63,918                                       63,918
OTHER COMPREHENSIVE
     LOSS                                                                             (204,820)                      (204,820)
NET LOSS                                                                                               (470,823)     (470,823)
                                 --------------     ------------    --------------  -------------  ------------   -----------
BALANCE, JANUARY
   31, 2004                       47,606,174        $   47,606      $ 10,838,432    $ (204,820)    $(15,107,162)  $(4,425,944)
                                 ==============     ============    ==============  =============  ============   ===========















The accompanying notes are an integral part of these financial statements

                                                                   NEWGOLD, INC.
                                                        STATEMENTS OF CASH FLOWS
                                                 FOR THE YEARS ENDED JANUARY 31,

--------------------------------------------------------------------------------

                                                                    2004               2003
                                                              ---------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                 $      (470,823)   $       (215,533)
     Adjustments to reconcile net loss to net cash
         used in operating activities
              Accretion of warrants issued as a debt discount          22,753              30,180
              (Increase) decrease in
                  Deposits                                            (38,500)                  -
                  Deferred reclamation costs                         (463,446)                  -
              Increase (decrease) in
                  Accounts payable                                     (2,000)                 -
                  Accrued salaries and benefits                       113,000                   -
                  Accrued expenses                                    662,433             160,520
                                                              ---------------    ----------------

                      Net cash used by operating activities          (176,583)            (24,833)
                                                              ----------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Marketable securities                                            (10,063)            (20,125)
                                                              ----------------   -----------------

                      Net cash used by financing activities           (10,063)            (20,125)
                                                              ----------------   -----------------


CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from the issuance of common stock                        20,000              53,533
     Proceeds from note payable                                       338,943                   -
     Repayments of note payable                                      (171,952)             (1,838)
                                                              ----------------   -----------------

                  Net cash provided by financing activities           186,991              51,695
                                                              ---------------    ----------------

                      Net increase in cash                                345               6,737

CASH, BEGINNING OF YEAR                                                 5,622              (1,115)
                                                              ---------------    -----------------

CASH, END OF YEAR                                             $         5,967    $          5,622
                                                              ===============    =================




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

                                                                   NEWGOLD, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                JANUARY 31, 2004


         Fair Value of Financial Instruments
         -----------------------------------
         The Company's financial instruments include cash and cash equivalents and accounts payable - trade. The carrying amounts for these financial instruments approximate fair value due to their short maturities.

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

                                                                   NEWGOLD, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                JANUARY 31, 2004


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

         The  following   common  stock   equivalents  were  excluded  from  the
         calculation of diluted loss per share since their effect would have been anti-dilutive:
                                                  2004               2003
                                            ---------------    ----------------

                      Warrants                    3,718,229           3,648,463

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

                                                                   NEWGOLD, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                JANUARY 31, 2004


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

NOTE 4 -MARKETABLE SECURITIES AVAILABLE FOR SALE

         At January 31, 2003 the Company held 287,500 preferred shares along with $17,625 of accrued, unpaid dividends of NutraCea. In September 2003 the preferred shares and accrued dividends were exchanged for a total of 712,047 shares of common stock of NutraCea. In November 2003 NutraCea affected a 1 for 10 reverse share split of its common shares, resulting in an adjusted total of 71,205 common shares held by the Company. At January 31, 2004 the 71,205 common shares of NutraCea was accounted for as an investment in marketable securities. During the year ended January 31, 2004, unrealized holding losses of $204,820 were recorded in Other comprehensive loss to reflect the market value decrease during the period. In October 2004 the Company sold all of its investment in marketable securities (see Note 11).

NOTE 5 - PROPERTY AND EQUIPMENT

         Property and equipment at January 31, 2004 and 2003 was recorded at no value. The Company had previously determined that the value of its fixed assets at the Relief Canyon Mine were permanently impaired and wrote off assets with a basis of $800,000. If the Company can reestablish mining operations at Relief Canyon it is possible that some of these assets could be utilized in such operations.

         A summary of property, plant and equipment at January 31, 2004 and 2003 was as follows:

                             `          Machinery
                                            &      Development  Capitalized
                             Buildings  Equipment  Costs         Interest  Total

         Relief Canyon Mine  $215,510   $277,307   $261,742    $45,441  $800,000

         All office furniture and equipment has been fully depreciated as of January 31, 2004 and 2003.

NOTE 6 - NOTES PAYABLE TO RELATED PARTIES AND INDIVIDUALS

         Unsecured notes payable to individuals and related parties consist of the following at January 31, 2004 and 2003:

                                                                                2004           2003
                                                                             ----------     ----------
         Loans from officer. The notes bear interest at 8% per year.


                                                                   NEWGOLD, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                JANUARY 31, 2004


         The notes are currently due. The Company is in default with respect to these loans. In connection with the loans,
         warrants to purchase 3,718,229 shares of common stock have been issued. The warrants have been valued using the
         Black-Scholes option pricing model (see Note 7). The warrants were issued at $0.15 per share and expire in five years from
         the date of issuance.                                               $1,402,742     $1,235,752

         Loan from individual. The note bears interest at 8% per year.
         The note is currently due. The Company is in default with respect to this loan. 176,500 176,500

         Other non-interest bearing advances                                     47,038         47,038

         Unamortized warrant expense                                            (44,559)        (3,393)
                                                                             ----------     ----------

               Total notes payable to individuals and related parties        $1,581,721     $1,455,897
                                                                             ==========     ==========

         The Company incurred interest expense of $136,493 during fiscal year 2004 and interest expense of $144,879 incurred during fiscal year 2003.


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

                                                                   NEWGOLD, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                JANUARY 31, 2004


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

                                                                   NEWGOLD, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                JANUARY 31, 2004


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

         The fair market value of these warrants issued during the years ended January 31, 2004 and 2003 was determined to be $63,919 and $13,574 and was calculated under the Black-Scholes option pricing model with the following assumptions used:
                                                       2004     2003
                                                    --------- --------
                  Expected life                     5 years   5 years
                  Risk free interest rate           3.16%     3.00%
                  Volatility                        400%      506%
                  Expected dividend yield           None      None

                                                                   NEWGOLD, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                JANUARY 31, 2004


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

         The following table presents warrant activity through January 31, 2004:

                                                                    Weighted-
                                                                     Average
                                                     Number          Exercise
                                                   of Shares           Price

              Outstanding, January 31, 2002            3,746,000  $     0.53
                Granted                                  452,463  $     0.15
                Exercised                               (550,000) $   (0.10)
                                                 ---------------  -    -----

              Outstanding, January 31, 2003            3,648,463  $     0.43
                Granted                                1,265,766  $     0.15
                Exercised                               (200,000) $    (0.10)
                Expired                                 (996,000) $     1.00
                                                 ---------------- -     ----

                  OUTSTANDING, JANUARY 31, 2004        3,718,229  $     0.15
                                                 ===============  =     ====
                   EXERCISABLE, JANUARY 31, 2004       3,718,229  $     0.15
                                                 ===============  =     ====

NOTE 9 - INCOME TAXES

         As of January 31, 2004, the Company had net operating loss carry-forwards of approximately $10,161,000 available to reduce future Federal taxable income which, if not used, will expire at various dates through January 31, 2024. Due to changes in the ownership of the Company, the utilization of these loss carry-forwards may be subject to substantial annual limitations. Deferred tax assets (liabilities) are comprised of the following at January 31, 2004 and 2003:

                                                         2004          2003
                                                     ------------  ------------
              Deferred Tax Assets
                  Net Operating Loss Carry-forwards  $ 4,129,645   $ 4,070,438
                  Accrued Interest Payable               164,278       115,551
                  Accrued Payroll Tax                    139,586       131,018
                  Accrued Payroll                         48,422             -
                  Amortization Diff Book/Tax              21,165        12,067
                  Accrued Accounts Payable                88,250        74,119
                  Other                                      272           272
              Less valuation allowance                (4,269,515)   (4,094,544)
                                                     ------------  ------------
              Total Deferred Tax Assets                  322,104       308,922
                                                     ------------  ------------
              Deferred Tax Liability
                  State Taxes                           (322,104)     (308,922)
                                                     ------------  ------------
              Total Deferred Tax Liabilities            (322,104)     (308,922)
                                                     ------------  ------------

                  NET DEFERRED TAX ASSETS            $         -             -
                                                     ============  ============

                                                                   NEWGOLD, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                JANUARY 31, 2004


         The net change in the total valuation allowance for the year ended January 31, 2004 and 2003 was $174,971 and $$73,946, respectively. The valuation allowance is provided to reduce the deferred tax asset to a level which, more likely than not, will be realized.

         The expected Federal income tax benefit, computed based on the Company's pre-tax losses at January 31, 2004 and 2003 and the statutory Federal income tax rate, is reconciled to the actual tax benefit reflected in the accompanying financial statements as follows:

                                                                                2004         2003
                                                                            ----------   ----------
              Expected tax benefit at statutory rates                       $ 174,971    $  73,946
              Decrease resulting from valuation allowance for benefits
                  from net operating loss carry-forwards and other           (174,971)     (73,946)
                                                                            ----------   ----------

                       TOTAL                                                $       -            -
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

                                                                   NEWGOLD, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                JANUARY 31, 2004


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

None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth information about the directors and executive officers of the Company together with the principal positions and offices with the Company held by each:

------------------- --- ------------------------------------ ------------------
NAME OF PERSON      AGE POSITION AND OFFICE PRESENTLY HELD    DIRECTOR SINCE
                        WITH NEWGOLD, INC.
------------------- --- ------------------------------------ ------------------
A. Scott Dockter    48  Chairman, CEO and President                1996
------------------- --- ------------------------------------ ------ ------------
James W. Kluber     53  Chief Financial Officer and Director       2000
------------------- --- ------------------------------------ ------------------


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


                                                    SUMMARY COMPENSATION TABLE
                                         Annual Compensation                          Long Term Compensation
                              ---------------------------------   --------------------------------------------
                                                                             Awards             Payout
                                                                  ------------------------   ----------
                                                                   Restricted   Securities
                                                 Other Annual        Stock      Underlying   LTIP          All Other
                     Fiscal   Salary     Bonus Compensation ($)   Award(s) ($)   Options     Payout     Compensation
                      Year                 ($)                                     (#)          ($)            ($)
                    --------- ---------- ----- ----------------   ------------- ----------   ---------- ------------
Scott Dockter(1)      2004      $60,000    -0-       -0-              -0-          -0-          -0-           -0-
(CEO)
                      2003      $12,400    -0-       -0-              -0-          -0-          -0-           -0-
                      2002      $30,000    -0-       -0-              -0-          -0-          -0-           -0-

James Kluber(2)       2004      $140,000   -0-       -0-              -0-          -0-          -0-           -0-
(CFO)
                      2003      $20,000    -0-       -0-              -0-          -0-          -0-           -0-
                      2002      $70,000    -0-       -0-              -0-          -0-          -0-           -0-


     (1) Of the amounts shown, the following amounts have been deferred:  2004 - $24,000; 2002 - $30,000
     (2) Of the amounts shown, the following amounts have been deferred:  2004 - $89,000;   2002 - $30,000

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

----- -------------------- -------------------- ---------------- ---------------
Name  Number of Securities Percent of Total     Exercise or Base Expiration Date
      Underlying Options   Options Granted to   Price
      Granted              Employees at January ($ Per Share)
----- -------------------- -------------------- ---------------- ---------------
None
----- -------------------- -------------------- ---------------- ---------------
----- -------------------- -------------------- ---------------- ---------------

Aggregated Option/SAR Exercises Year-End Table.
----------------------------------------------

During the fiscal year ended January 31, 2004, none of the Named Executive Officers had exercised any options/SARs issued by Newgold. The following table sets forth information regarding the stock options held as of January 31, 2004 by the Named Executive Officers.

----- ------------------------------------ ---------------------------------
Name  Number of Securities Underlying      Value of Unexercised
      Unexercised Options at               In-the-Money Options at
      January 31, 2004                     January 31, 2004
----- ---------------- ------------------- --------------- -----------------
         Exercisable       Unexercisable     Exercisable     Unexercisable
----- ---------------- ------------------- --------------- -----------------
None
----- ---------------- ------------------- --------------- -----------------
----- ---------------- ------------------- --------------- -----------------


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

   --------------------------------------- ----------------------- --------------------- ---------
   NAME AND ADDRESS OF BENEFICIAL OWNER           POSITION            NUMBER OF SHARES    PERCENT
                                                                     BENEFICIALLY OWNED
   --------------------------------------- ----------------------- --------------------- ---------

   OFFICERS AND DIRECTORS
   --------------------------------------- ----------------------- --------------------- ---------
   Scott Dockter                              Chairman and CEO          6,806,809(1)       14.3%
   P.O. Box 1626
   Shingle Springs, CA  95682
   --------------------------------------- ----------------------- --------------------- ---------
   --------------------------------------- ----------------------- --------------------- ---------
   James Kluber                             CFO, Executive Vice            -0-(2)           n/a
   P.O. Box 1626                               President, and
   Shingle Springs, CA  95682                    Secretary
   --------------------------------------- ----------------------- --------------------- ---------
   All officers and  directors as a group                                 6,806,809        14.3%
   ( 2 individuals)
   --------------------------------------- ----------------------- --------------------- ---------
   --------------------------------------- ----------------------- --------------------- ---------
   SHAREHOLDERS OWNING 5% OR MORE                   None
   --------------------------------------- ----------------------- --------------------- ---------

(1) Amount includes 3,718,229 shares issuable under stock warrants exercisable within 60 days of April 30, 2004. Amount excludes shares issuable pursuant to a convertible promissory note in the principal amount of $1,402,742.
(2) Amount excludes shares issuable pursuant to a convertible promissory note in the principal amount of $209,251.

EQUITY COMPENSATION PLAN INFORMATION

------------------------------- ---------------------------- ---------------------------- -------------------------
Plan Category                   Number of securities to be   Weighted-average exercise    Number of securities
                                issued upon exercise of      price of outstanding         remaining available for
                                outstanding options,         options, warrants and right  future issuance under
                                warrants and rights                                       equity compensation plans
                                                                                          (excluding securities
                                                                                          reflected in column
                                                                                          (a))

                                (a)                          (b)                          (c)
------------------------------- ---------------------------- ---------------------------- -------------------------
Equity compensation plans
approved by security holders                N/A
------------------------------- ---------------------------- ---------------------------- -------------------------
Equity compensation plans not
approved by security holders                N/A
------------------------------- ---------------------------- ---------------------------- -------------------------
                                            N/A
Total
------------------------------- ---------------------------- ---------------------------- -------------------------

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

ITEM 13.        EXHIBITS

     Exhibit 2.1(4) Plan of Reorganization and Merger Agreement, dated as of July 23, 1999, between the Registrant and Business Web, Inc.
     Exhibit  2.2(6)  First  Amendment  to Plan  of  Reorganization  and  Merger
          Agreement, dated as of October 31, 1999, between the Registrant and Business Web, Inc.
     Exhibit 2.3(7) Termination Agreement, dated as of December 27, 1999, between the Registrant and Business Web, Inc.
     Exhibit 3.1(2) Certificate of Incorporation of the Registrant.
     Exhibit 3.2(1) Certificate of Amendment to Certificate of Incorporation of the Registrant.
     Exhibit 3.3(2) Bylaws of the Registrant.
     Exhibit 10.1(3) Promissory Note between the Company and A. Scott Dockter, dated April 2, 1997, for the principal amount of $100,000.
     Exhibit 10.2(3) Promissory Note between the Company and A. Scott Dockter, dated April 17, 1997, for the principal amount of $50,000.
     Exhibit 10.3(3) Promissory Note between the Company and A. Scott Dockter, dated April 30, 1997, for the principal amount of $20,000.
     Exhibit 10.4(3) Promissory Note between the Company and A. Scott Dockter, dated May 30, 1997, for the principal amount of $35,000
     Exhibit 10.5(5) Promissory Note between the Company and A. Scott Dockter, dated December 24, 1998, for the principal amount of $24,000.
     Exhibit 10.6(7) Warrant to Purchase shares of Common Stock of Business Web, Inc.
     Exhibit 31.1 Certification by CEO pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002.
     Exhibit 31.2 Certification by CFO pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002.
     Exhibit 32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Audit Fees.
----------

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

All Other Fees.
--------------

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

                                        NEWGOLD, INC.


Date: April 29, 2005                    By /s/ A. SCOTT DOCKTER
      ---------------------               --------------------------------------
                                           A. Scott Dockter
                                           President and Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                           TITLE                          DATE

/s/ A. SCOTT DOCKTER
---------------------
A. Scott Dockter          Chairman of the Board and          April 29, 2005
                                  President                  --------------

/s/ JAMES W. KLUBER
---------------------
James W. Kluber           Secretary                          April 29, 2005
                                                             --------------

/s/ JAMES W. KLUBER       Director and
---------------------
James W. Kluber           Chief Financial Officer            April 29, 2005
                          (Principal Financial and           --------------
                          Accounting Officer)