Form 10KSB
period 2005-01-31
NEWGOLD INC
filed 2005-05-02
CIK 878808

--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


     For the Fiscal Year Ended                  Commission File Number
          January 31, 2005                              0-20722

                                  NEWGOLD INC.

               Delaware                                     16-1400479
------------------------------------------      --------------------------------
        (State of Incorporation)                (I.R.S. Employer Identification)

                          Principal Executive Offices:
                                  P.O. Box 1626
                            Shingle Springs, CA 95682
                            Telephone: (530) 672-1116

      Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class                    Name of Each Exchange on Which Registered
-------------------                    -----------------------------------------
        None                                            None

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                               Title of Each Class
                               -------------------
                          Common Stock $0.001 Par Value

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $0.

As of April 15, 2005, the aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and ask price on such date was approximately $9,738,000 based upon the closing price of $0.24/share.

As of April 15, 2005, the Registrant had outstanding 48,777,842 shares of common stock.

Transitional Small Business Disclosure Format:    Yes  [  ]   No   [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain exhibits required by Item 13 have been incorporated by reference from Newgold's previously filed Form 8-K's, Form 10-QSB and Form 10-KSB.

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS
                                                                         PAGE OF
                                                                          REPORT


PART I........................................................................1
   ITEM 1.   DESCRIPTION OF BUSINESS..........................................1
   ITEM 2.   DESCRIPTION OF PROPERTY.........................................11
   ITEM 3.   LEGAL PROCEEDINGS...............................................11
   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............12

PART II......................................................................14
   ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS........14
   ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.......16
   ITEM 7    FINANCIAL STATEMENTS............................................23
   ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE........................................25
   ITEM 8A.  CONTROLS AND PROCEDURES.........................................25
   ITEM 8B.  OTHER INFORMATION...............................................25

PART III.....................................................................26
   ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
             COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT...............26
   ITEM 10.  EXECUTIVE COMPENSATION..........................................27
   ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
             AND RELATED STOCKHOLDER MATTERS.................................30
   ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTION...................31
   ITEM 13.  EXHIBITS .......................................................33
   ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES..........................34

SIGNATURES...................................................................35

                                     PART I

ITEM 1.         DESCRIPTION OF BUSINESS

GENERAL
Newgold, Inc. has embarked on a business strategy whereby it will invest in and/or manage gold mining and other mineral producing properties. Newgold, Inc., ("Newgold") is a public company that in the past has been engaged in the mining and processing of gold and silver ore and the exploration, acquisition and development of gold-bearing properties in the continental United States. Currently, Newgold's principal assets include various mineral leases associated with the Relief Canyon mine located near Lovelock, Nevada along with various items of mining equipment located at that site.

Until the beginning of 2000, Newgold had followed the above described business activity focusing on the mining and processing of gold and silver ore. At the beginning of 2000, Newgold's business strategy became focused on investing in Internet start-up companies. That strategy was not successful and by mid-2001 Newgold had abandoned such investments. From approximately July 2001 until February 2003 Newgold had been inactive. During the period of inactivity, ASDi LLC, an entity owned by A. Scott Dockter who is also the Chairman and CEO of Newgold, has made the necessary expenditures to maintain the current status of the Relief Canyon mining claims.

Newgold's mailing address is PO Box 1626, Shingle Springs CA 95682; and its telephone number is (530) 672-1116.

THE COMPANY

Newgold, Inc., a Delaware corporation, has been engaged in the acquisition, development and exploration of gold-bearing properties in the continental United States. In fiscal 1999 Newgold placed its only remaining property, the Relief Canyon Mine, located in Pershing County, Nevada, on a care and maintenance status. During fiscal 2000, Newgold executed a contract to sell the Relief Canyon Mine to A. Scott Dockter, Chairman of Newgold; however the sale was never completed and the asset remains the property of Newgold. It is now Newgold's intention to resume mining at the Relief Canyon mine. See Business below for further detail.

Newgold's independent accountants have included a "going concern" explanatory paragraph in their report dated April 15, 2005 on Newgold's financial statements for the fiscal year ended January 31, 2005, indicating substantial doubt about Newgold's ability to continue as a going concern (See Note 2 of Financial Footnotes). If Newgold's new strategy is not successful or if insufficient funds are available to carry out Newgold's development plan, then Newgold will have no other recourse than to seek protection of the Federal Bankruptcy Courts.

For financial information regarding Newgold, see "Item 7: Financial Statements."

BUSINESS

Newgold's business will be to acquire, explore and, if warranted, develop various mining properties located in the state of Nevada. Newgold plans to carryout comprehensive exploration and development programs on its properties. While Newgold may fund and conduct these activities itself, Newgold's current plan is to outsource most of these activities through the use of various joint venture, royalty or partnership arrangements pursuant to which other companies would agree to finance and carryout the exploration and development programs on Newgold's mining properties. Consequently, Newgold's current plan will not require the hiring of significant amounts of mining employees but will require a smaller group of employees to monitor and/or supervise the mining and exploration activities of other entities in exchange for royalties or other revenue sharing arrangements.

PROPERTY

Relief Canyon Mine
------------------

The Relief Canyon Mine is an open-pit, heap leaching operation located approximately 110 miles northeast of Reno, Nevada. Newgold held 50 unpatented mining claims covering approximately 1000 acres until October 2004 at which time Newgold completed re-staking the Relief Canyon mill site and lode claims. Newgold currently holds a total of 78 claims including 57 mill site claims and 21 unpatented mining claims. The annual payments to maintain these claims are approximately $15,600. The mine is readily accessible by improved roads. Water for mining and processing of operations is provided by two wells located on the property in close proximity to the mine and processing facilities. Power is provided by a local rural electric association and phone lines are present at the mine site. Relief Canyon is located in the Humboldt Range, a mining district of Nevada.

Background and History

On January 10, 1995, Newgold purchased the Relief Canyon mine from J.D. Welsh & Associates for $500,000. The mine at that time consisted of 39 unpatented lode mining claims covering approximately 780 acres and a lease for access to an additional 800 acres contiguous to the 39 claims located on Newgold's property. Located on the property are, a building containing five carbon tanks and a boiler for carbon strip solution, four detoxified leach pads, a preg pond for gold bearing solution, a barren pond for solution from which gold had been removed, water rights, and various permits. From acquisition through November 1997, Newgold refurbished the processing facilities by the purchase and installation of all equipment required to process the gold bearing leach solution when the mine was returned to production. During 1997, Newgold staked an additional 402 claims. However, subsequent to January 31, 1998, Newgold reduced the total claims to 50 (covering approximately 1,000 acres). In 1999 Newgold placed the mine in a care and maintenance status.

If mining operations are not resumed at the Relief Canyon mine, it is possible Newgold may be required to reclaim the mine. Reclamation consists of recontouring the four heaps to a 3:1 slope, sale and removal of the building and its contents, evaporation of all water in both ponds and burial of the building foundation and floor within the ponds' liners under the soil contained in the pond berms. Finally, native vegetation must be re-established in all areas of disturbance.

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

Plan for Relief Canyon Production

Newgold is an "exploration stage" company engaged in the search and/or verification of ore deposits (reserves) in its property. Current ore deposits under Newgold's control at the Relief Canyon Mine are estimated by Newgold (based on past exploration by Newgold and work done by others) to contain significant amounts of gold bearing ore. Newgold believes there is potential for additional gold bearing ore deposits through validation of previous exploration data and through further exploration of additional mining claims.

As of January 31, 2005 Newgold's properties include 78 unpatented mining claims contained in about 1,000 acres.

Newgold's operating plan is to place the most promising mining targets into production during the 2006 fiscal year, and use the net proceeds from these operations to fund expanded exploration and development of its entire property holdings. By this means, Newgold intends to progressively enlarge the scope and scale of the mining and processing operations, thereby increasing both Newgold's annual revenues and its net profits.

Newgold's goals for environmental protection and reclamation are for minimal environmental disturbance during mining, and reclamation and/or restoration of the disturbed area after mining ceases. The economics of Newgold's operations will permit this environmentally responsible plan of operations.

Newgold will focus on placing the North Relief mining property into production. New permits for mining and processing are being applied for and should be in place by early 2006. A reclamation bond will be posted and the property brought into compliance with the Bureau of Land Management ("BLM") and Nevada Department of Environmental Protection ("NDEP") before any work can commence. The estimated time for completing the permitting process is between 9 months to 18 months. However, once a suitable bond is posted, Newgold expects to be able to carry on limited operations pending full permitting for full mining operations.

Description of Past Exploration and Existing Development Efforts

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

Proposed Underground Mining Efforts

Newgold will pursue exploration drilling to further identify areas of possible gold-bearing ore deposits. Results of this additional drilling will allow Newgold to better plan its eventual underground mining efforts. Further development of Newgold's underground mining activity will also be dependent on the availability of adequate capital to initiate and sustain this effort.

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

It is Newgold's intention to process gold ore at the Relief Canyon mine by refining and producing dore bars to be sent to an external refinery to be refined into pure gold.

If Newgold is successful in obtaining adequate additional funds to finance its mining and exploration activities as well as fund its current operations, and it can quickly obtain the necessary approvals to begin mining operations, then it should be able to become a producing operator generating cash flow within a short period of time. These prospects to produce cash flow and to fund its growth potential in the near term would distinguish Newgold from many other mining companies of similar size that face a longer time horizon to reach such a position.

INDUSTRY OVERVIEW

The gold mining and exploration industry has experienced several factors recently that are favorable to Newgold as follows.

The spot market price of an ounce of gold has increased from a low of $253 in February 2001 to a high of $454 in December 2004. The price was $424 as of April 15, 2005. This price increase has made it economically more feasible to produce gold as well as made gold a more attractive investment for many. Newgold is projecting a cash cost per ounce of gold produced in a range of $170 to $210. Accordingly, the gross margin per ounce of gold produced per the historical spot market price range above should provide adequate profitability for Newgold to successfully mine gold at the Relief Canyon mine.

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

COMPETITION

There are generally considered four types of mining companies: exploration, junior, mid-tier and large companies. Junior companies represent the largest group of gold companies in the public stock market. All four types of companies may have projects located in any of the gold producing continents of the world and many have projects located near the Relief Canyon mine in Nevada. Many of
Newgold's competitors have greater exploration, production, and capital resources than it does, and may be able to compete more effectively in any of these areas. Newgold's inability to generate capital to fund exploration and production capacity near-term, would establish a competitive cost disadvantage in the marketplace which would have a material adverse effect on Newgold's operations and profits.

Newgold also competes in the hiring and retention of experienced employees. Consequently, Newgold may not be able to hire qualified miners or operators in the numbers or at the times desired.

GOVERNMENT CONTROLS AND REGULATIONS

Newgold's exploration, mining and processing operations are subject to various federal, state and local laws and regulations governing prospecting, exploration, development, production, labor standards, occupational health, mine safety, control of toxic substances, and other matters involving environmental protection and employment. United States environmental protection laws address the maintenance of air and water quality standards, the preservation of threatened and endangered species of wildlife and vegetation, the preservation of certain archaeological sites, reclamation, and limitations on the generation, transportation, storage and disposal of solid and hazardous wastes, among other things. There can be no assurance that all the required permits and governmental approvals necessary for any mining project with which Newgold may be associated can be obtained on a timely basis, or maintained. Delays in obtaining or failure to obtain government permits and approvals may adversely impact Newgold's operations. The regulatory environment in which Newgold operates could change in ways that would substantially increase costs to achieve compliance. In addition, significant changes in regulation could have a material adverse effect on Newgold's operations or financial position.

Outlined below are some of the more significant aspects of governmental controls and regulations which materially affect on Newgold's interests in the Relief Canyon mine.

Regulation of Mining Activity

The Relief Canyon mine, including care and maintenance, exploration, development and production activities, is subject to environmental laws, policies and regulations. These laws, policies and regulations regulate, among other matters, emissions to the air, discharges to water, management of waste, management of hazardous substances, protection of natural resources, protection of endangered species, protection of antiquities and reclamation of land. The mine also is subject to numerous other federal, state and local laws and regulations. At the federal level, the mine is subject to inspection and regulation by the Division of Mine Safety and Health Administration of the Department of Labor ("MSHA") under provisions of the Federal Mine Safety and Health Act of 1977. The Occupation and Safety Health Administration ("OSHA") also has jurisdiction over certain safety and health standards not covered by MSHA. Mining operations and all future exploration and development will require a variety of permits. Although Newgold believes the permits can be obtained in a timely fashion, permitting procedures are complex, costly, time consuming and subject to potential regulatory delay. Newgold does not believe that existing permitting requirements or other environmental protection laws and regulations would have a material adverse effect on its ability to operate the mine. However, Newgold cannot be certain that future changes in laws and regulations would not result in significant additional expenses, capital expenditures, restrictions or delays associated with the operation of Newgold's property. Newgold cannot predict whether it will be able to obtain new permits or whether material changes in permit conditions will be imposed. Granting new permits or the imposition of additional conditions could have a material adverse effect on Newgold's ability to operate the Relief Canyon mine.

Subsequent to the fiscal year end, Newgold received permission from the Nevada Bureau of Mining Regulation and Reclamation ("BMRR") to commence designated mining activities previously requested by Newgold.

Legislation has been introduced in prior sessions of the U.S. Congress to make significant revisions to the U.S. General Mining Law of 1872 that would affect Newgold's unpatented mining claims on federal lands, including a royalty on gold production. It cannot be predicted whether any of these proposals will become law. Any levy of the type proposed would only apply to unpatented federal lands and accordingly could adversely affect the profitability of portions of the gold production from the Relief Canyon mine.

The State of Nevada, where Newgold's mine property is located, adopted the Mined Land Reclamation Act (the "Nevada Act") in 1989 which established design, operation, monitoring and closure requirements for all mining facilities. The Nevada Act has increased the cost of designing, operating, monitoring and closing mining facilities and could affect the cost of operating, monitoring and closing existing mine facilities. The State of Nevada also has adopted reclamation regulations pursuant to which reclamation plans must be prepared and financial assurances established for existing facilities. The financial assurances can be in the form of cash placed on deposit with the State or reclamation bonds underwritten by insurance companies. The State of Nevada has requested financial assurances from or a posting of a bond by Newgold in the amount of $464,000. While Newgold has appealed this amount, it has been fully accrued as reclamation costs in the Financial Statements. Full mining operations cannot commence until such financial assurances or a bond have been provided and all necessary permits issued. Newgold has developed a specific reclamation plan and began implementation of the plan in April 2005. This work is expected to continue into the summer of 2005. When work is completed the State of Nevada will establish a revised financial assurance amount which Newgold plans on depositing in the form of cash with the State of Nevada.

Environmental Regulations

Legislation and implementation of regulations adopted or proposed by the United States Environmental Protection Agency ("EPA"), the BLM and by comparable agencies in various states directly and indirectly affect the mining industry in the United States. These laws and regulations address the environmental impact of mining and mineral processing, including potential contamination of soil and water from tailings discharges and other wastes generated by mining companies. In particular, legislation such as the Clean Water Act, the Clean Air Act, the Federal Resource Conservation and Recovery Act ("RCRA"), the Environmental Response, Compensation and Liability Act and the National Environmental Policy Act require analysis and/or impose effluent standards, new source performance standards, air quality antimycin standards and other design or operational requirements for various components of mining and mineral processing, including gold-ore mining and processing. Such statutes also may impose liability on Newgold for remediation of waste it has created.

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

Newgold also is subject to regulations under (i) the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA" or "Superfund") which regulates and establishes liability for the release of hazardous substances and
(ii) the Endangered Species Act ("ESA") which identifies endangered species of plants and animals and regulates activities to protect these species and their habitats. Revisions to "CERCLA" and "ESA" are being considered by Congress; however, the impact of these potential revisions on Newgold is not clear at this time.

Moreover, the Clean Air Act, as amended, mandates the establishment of a Federal air permitting program, identifies a list of hazardous air pollutants, including various metals and cyanide, and establishes new enforcement authority. The EPA has published final regulations establishing the minimum elements of state operating permit programs. Newgold will be required to comply with these EPA standards to extent adopted by the State of Nevada.

In addition, Newgold is required to mitigate long-term environmental impacts by stabilizing, contouring, resloping, and revegetating various portions of a site. While a portion of the required work was performed concurrently with prior operations, completion of the environmental mitigation occurs once removal of all facilities has been completed. These reclamation efforts are conducted in accordance with detailed plans which have been reviewed and approved by the appropriate regulatory agencies. Newgold has posted security bonds and has made provision to cover the estimated costs of such reclamation as required by permit.

Newgold believes that its care and maintenance operation, as it exists today, is in substantial compliance with federal and state regulations and that no further significant capital expenditures for environmental control facilities will be required until production resumes at the site.

MINING PROPERTY RIGHTS

Newgold's mining property rights are represented by 78 unpatented mill and mining lode claims. Unpatented mining claims are generally considered subject to greater title risks than patented mining claims or real property interests that are owned in fee simple. To remain valid, such unpatented claims are subject to annual maintenance fees. As of April 15, 2005, Newgold was current in the payment of such maintenance fees.

EMPLOYEES
On April 30, 2005, Newgold had two full-time and one part-time employee located in Cameron Park, California and Dallas, Texas. Newgold's employees are not subject to a labor contract or collective bargaining agreement. Newgold considers its employee relations to be good.
Consulting services, relating primarily to geologic and geophysical interpretations, and also relating to such metallurgical, engineering, and other technical matters as may be deemed useful in the operation of Newgold's business, will be provided by independent contractors.

FACTORS AFFECTING NEWGOLD'S BUSINESS

Newgold has been relatively inactive since April 2001. Consequently, it is only recently reactivating its business operations and has generated no revenues, other than dividend income, since its inception. As a result, Newgold has only a limited operating history upon which to evaluate its future potential performance. Newgold's prospects must be considered in light of the risks and difficulties encountered by new companies which have not yet established their business operations.

Newgold will need additional funds to finance its mining and exploration activities as well as fund its current operations. It currently has no cash reserves and a working capital deficit and is unable to fund its operations from revenues. Consequently, its ability to meet its obligations in the ordinary course of business is dependent upon its ability to raise additional financing through public or private equity financings, establish increasing cash flow from operations, enter into joint ventures or other arrangements with corporate sources, or secure other sources of financing to fund operations.

The audit report of Newgold's independent auditors includes a "going concern" qualification. In the auditor's opinion, Newgold's limited operating history and the accumulated shareholders' deficit as of January 31, 2005, raise substantial doubt about its ability to continue as a going concern.

The price of gold has experienced an increase in value over the past four years, generally reflecting among other things declining interest rates in the United States; worldwide instability due to terrorism; and a global economic slump. Any significant drop in the price of gold may have a materially adverse affect on the results of Newgold's operations unless it is able to offset such a price drop by substantially increased production.

Newgold's disclosures of its mineral resources are only estimates. Newgold has no proven or probable reserves and has no ability to currently measure or prove its reserves other then estimating such reserves relying on information produced in the 1990's and thus may be unable to actually recover the quantity of gold anticipated. Newgold can only estimate a potential mineral resource which is a subjective process which depends in part on the quality of available data and the assumptions used and judgments made in interpreting such data. There is significant uncertainty in any resource estimate such that the actual deposits encountered or reserves validated and the economic viability of mining the deposits may differ materially from Newgold's estimates.

Gold exploration is highly speculative in nature. Success in exploration is dependent upon a number of factors including, but not limited to, quality of management, quality and availability of geological expertise and availability of exploration capital. Due to these and other factors, no assurance can be given that Newgold's exploration programs will result in the discovery of new mineral reserves or resources.

Newgold's mining property rights consist of 78 mill site and unpatented mining claims. The validity of unpatented mining claims is often uncertain and is always subject to contest. Unpatented mining claims are generally considered subject to greater title risk than patented mining claims, or real property interests that are owned in fee simple. If title to a particular property is successfully challenged, Newgold may not be able to retain its royalty interests on that property, which could reduce its future revenues.

Mining is subject to extensive regulation by state and federal regulatory authorities. State and federal statutes regulate environmental quality, safety, exploration procedures, reclamation, employees' health and safety, use of explosives, air quality standards, pollution of stream and fresh water sources, noxious odors, noise, dust, and other environmental protection controls as well as the rights of adjoining property owners. Newgold believes that, it is currently operating in compliance with all known safety and environmental standards and regulations applicable to its Nevada property. However, there can be no assurance that its compliance could be challenged or that future changes in federal or Nevada laws, regulations or interpretations thereof will not have a material adverse affect on Newgold's ability to resume and sustain mining operations.

The business of gold mining is subject to certain types of risks, including environmental hazards, industrial accidents, and theft. Prior to suspending operations, Newgold carried insurance against certain property damage loss (including business interruption) and comprehensive general liability insurance. While Newgold maintained insurance consistent with industry practice, it is not possible to insure against all risks associated with the mining business, or prudent to assume that insurance will continue to be available at a reasonable cost. Newgold has not obtained environmental liability insurance because such coverage is not considered by management to be cost effective. Newgold currently carries no insurance on any of its properties due to the current status of the mine and Newgold's current financial condition.

Newgold is substantially dependent upon the continued services of A. Scott Dockter, its President. Newgold has no employment agreement with Mr. Dockter, nor is there either key person life insurance or disability insurance on Mr. Dockter. While Mr. Dockter expects to spend the majority of his time assisting Newgold, there can be no assurance that Mr. Dockter's services will remain available to Newgold. If Mr. Dockter's services are not available to Newgold, Newgold will be materially and adversely affected. However, Mr. Dockter has been a significant shareholder of Newgold since its inception and considers his investment of time and money in Newgold of significant personal value.

ITEM 2.         DESCRIPTION OF PROPERTY

Newgold's office is located at 3090 Boeing Drive, Cameron Park, CA 95682.

Newgold also owns 78 unpatented mill and mining claims representing the Relief Canyon mining property located the Humboldt Range mining district in Nevada. See
Item I, Business, Relief Canyon Mine.

ITEM 3.         LEGAL PROCEEDINGS

On December 3, 1996, plaintiff Roy Christiansen filed a breach of contract action against Newgold in the Second Judicial District, Reno, Washoe County, Nevada. Plaintiff alleged that he was owed $250,000 relating to recovery of his investment in a property subsequently acquired by Newgold. It was discovered during the pendency of this action that a former Secretary-Treasurer of Newgold, Inc., (prior to Newgold going public through its merger with Warehouse Auto) signed a contract in 1994 which obligated Newgold, Newgold, Inc. (the Delaware Corporation) to pay $250,000 to Christiansen, a former developer of the Golden Asset project which Newgold purchased and is located in Helena Montana. This obligation was unknown to the current principals of Newgold. During the course of litigation, plaintiff moved the court for summary judgment based on this signed agreement; this motion was granted and a judgment for $250,000 was entered against Newgold. On May 11, 2000, Newgold satisfied this judgment through the issuance of 350,000 shares of Common Stock to a shareholder who subsequently settled this judgment.

On May 7, 1997 a judgment was entered against Newgold on behalf of the plaintiff, Roger Primm, in the Second Judicial District, Reno, Washoe County, Nevada in the amount of $212,500. The underlying lawsuit sought repayment of a loan made by the plaintiff to Newgold; loan proceeds were used for development purposes at Newgold's mining properties. On May 11, 2000, Newgold satisfied this judgment through the issuance of 300,000 shares of Common Stock to a shareholder who subsequently settled this judgment.

On February 4, 2000, a complaint was filed against Newgold by Sun G. Wong in the Superior Court of Sacramento County, California (Case No. 00AS00690). In the complaint, Mr. Wong claims that he was held liable as a guarantor of Newgold in a claim brought by Don Christianson in a breach of contract action against Newgold. Despite the fact that Newgold settled the action with Mr. Christianson through the issuance of 350,000 shares of Newgold common stock, Mr. Wong, nevertheless, paid $60,000 to a third party claiming to hold Mr. Christianson's judgment pursuant to Mr. Wong's guaranty agreement. Similarly, Mr. Wong alleges that he was held liable as a guarantor for a debt of $200,000 owed by Newgold to Roger Primm with regard to money borrowed by Newgold. Mr. Primm filed suit against Newgold which was settled through the issuance of 300,000 shares of Newgold common stock. Nevertheless, Mr. Wong alleges that he remains liable to a third party claiming to hold Mr. Primm's judgment for approximately $200,000 pursuant to his guaranty of such debt of Mr. Primm. On December 29, 2000, the superior court entered a default judgment against Newgold in the amount of $400,553 with regard to the Christianson judgment and an additional $212,500 in regard to the Primm judgment against Mr. Wong. Newgold believes that Mr. Wong was not obligated to pay any sums pursuant to his guarantees with regard to the Christianson and Primm judgments against Newgold. Should Mr. Wong seek to assert these judgments against Newgold, Newgold cannot predict the outcome of any such action or the amount of expenses that would be ultimately incurred in defending any such claims. Newgold is currently negotiating a settlement with Mr. Wong, however there is no assurance that an acceptable settlement will be consummated.

On May 18, 2004 Paul Ngoyi filed a petition for involuntary bankruptcy against Newgold (Case No. BK-N-0451511). Mr. Ngoyi claims to be the holder of both the Christiansen and Primm judgments against Newgold and is claming that Newgold cannot pay such judgments because it is insolvent. Newgold maintains that Mr. Ngoyi's claims are invalid as the two judgments were previously satisfied and that Newgold is not insolvent. A pre-trial hearing was held on April 4, 2005 at which time Newgold prevailed in having Mr. Ngoyi's petition dismissed. An order of dismissal is expected to be issued shortly.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Subsequent to the fiscal year end, Newgold held a special meeting of shareholders on March 29, 2005 in Sacramento, California. The purpose of the special shareholders' meeting was to approve an amendment to Newgold's Certificate of Incorporation to increase its authorized shares of common stock from 50,000,000 to 250,000,000 shares. This proposed amendment was approved by the following vote:

                  For                       Against           Abstain

                  31,392,611                411,711           10,207

                                     PART II

ITEM 5.         MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                MATTERS.

Commencing in July 1997, Newgold's' common stock was listed and traded on the NASDAQ Electronic Bulletin Board (OTCBB) under the symbol "NGLD". Effective as of June 2001, Newgold's shares ceased to be traded on the OTCBB and, since that time have been listed in the Pink Sheets(R) which is a centralized quotation service that collects and published market maker quotes for over-the-counter securities. Pink Sheets is a limited, voluntary reporting service and does not include all transactions regarding Newgold. Accordingly, the following information can only be considered a sample of transactions. The following chart sets forth the known high and low price on a bid basis for Newgold's stock for each quarter during the previous two years. Prices are as reported in the Pink Sheets(R) published by the Pink Sheets LLC. The quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

         ------------------------------------ ----------- -----------
         YEAR ENDED JANUARY 31, 2005              LOW        HIGH

         ------------------------------------ ----------- -----------
         Fourth Quarter (November - January)     $0.08       $0.33
         ------------------------------------ ----------- -----------
         Third Quarter (August - October)        $0.02       $0.249
         ------------------------------------ ----------- -----------
         Second Quarter (May-July)               $0.149      $0.259
         ------------------------------------ ----------- -----------
         First Quarter (February - April)        $0.159      $0.359
         ------------------------------------ ----------- -----------

         ------------------------------------ ----------- -----------
         YEAR ENDED JANUARY 31, 2004              LOW        HIGH

         ------------------------------------ ----------- -----------
         Fourth Quarter (November - January)     $0.001      $0.469
         ------------------------------------ ----------- -----------
         Third Quarter (August - October)        $0.065      $0.159
         ------------------------------------ ----------- -----------
         Second Quarter (May - July)             $0.04       $0.149
         ------------------------------------ ----------- -----------
         First Quarter (February - April)        $0.049      $0.119
         ------------------------------------ ----------- -----------

As of April 15, 2005, there were approximately 1,108 holders of record of Newgold's Common Stock. This amount does not include shares held in street name.

DIVIDEND POLICY

Newgold has never paid any cash dividends on its common stock. Newgold currently anticipates that it will retain all future earnings for use in its business. Consequently, it does not anticipate paying any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

During Newgold's fiscal year ended January 31, 2005, it issued the following equity securities pursuant to exemptions from registration under the Securities Act of 1933 Act (the "1933 Act"):

In April 2004, Newgold borrowed $9,650 from its President, Scott Dockter. The promissory note is not convertible into stock, is due on April 30,2005, and bears interest at 8% per year. In connection with the loans, warrants to purchase 64,333 shares of Newgold common stock have been issued. The warrants have been valued using the Black-Scholes option pricing model. The warrants were issued at $0.15 per share and expire in five years from the date of issuance.

In July 2004, Newgold borrowed $8,500 from its President, Scott Dockter. The promissory note is not convertible into stock, is due on July 31, 2005, and bears interest at 8% per year. In connection with the loans, warrants to purchase 56,667 shares of Newgold common stock have been issued. The warrants have been valued using the Black-Scholes option pricing model. The warrants were issued at $0.15 per share and expire in five years from the date of issuance.

In October 2004, Newgold borrowed $3,081 from its President, Scott Dockter. The promissory note is not convertible into stock, is due on in one year and bears interest at 8% per year. In conjunction with this loan, the President was issued warrants to purchase 20,540 shares of Newgold's common stock of $0.15 per share. In addition, new convertible promissory notes were issued to Scott Dockter, Newgold's CEO and James Kluber, Newgold's CFO in the principal amounts of $1,402,742 and $209,251, respectively. The notes bear interest at 8% per annum and are due September 30, 2005. In connection with the issuance of these notes, Newgold issued warrants to purchase 5,798,140 and 1,395,007 shares of common stock to its Chief Executive Officer and Chief Financial Officer, respectively. Each of the issuances of notes and warrants described above were made in reliance upon the exemption from registration set forth in Section 4(2) of the 1933 Act as a transaction not involving a public offering and made to two affiliates of Newgold. The notes and warrants are deemed to be "restricted securities" as defined in Rule 144 under the 1933 Act.

During Newgold's fiscal year ended January 31, 2004, it issued the following equity securities pursuant to exemptions from registration under the 1933 Act:

In February 2003, one person exercised a warrant to purchase 200,000 shares of Newgold's common stock. The exercise price was $0.10/share.

The above issuance was made without any public solicitation, to a limited number of individuals or entities and were acquired for investment purposes only. Each of the individuals or entities had access to information about Newgold and were deemed capable of protecting their own interests. The warrants and shares underlying the warrants were issued pursuant to the private placement exemption provided by Section 4(2) of the 1933 Act. These are deemed to be "restricted securities" as defined in Rule 144 under the 1933 Act and the certificates evidencing the shares will bear a legend stating the restrictions on resale.

During the fiscal year ended January 31, 2003, Newgold issued the following equity securities pursuant to exemptions from registration under the 1933 Act:

In January 2003, three investors exercised warrants to purchase 550,000 shares of Newgold's common stock. The exercise price was $0.10/share.

The above issuances were made without any public solicitation, to a limited number of individuals or entities and were acquired for investment purposes only. Each of the individuals or entities had access to information about Newgold and were deemed capable of protecting their own interests. The warrants and shares underlying the warrants were issued pursuant to the private placement exemption provided by Section 4(2) of the 1933 Act. These are deemed to be "restricted securities" as defined in Rule 144 under the 1933 Act and the certificates evidencing the shares will bear a legend stating the restrictions on resale.

ITEM 6.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                OPERATION

For more detailed financial information, please refer to the audited January 31, 2005 Financial Statements included in this Form 10-KSB.

CAUTION ABOUT FORWARD-LOOKING STATEMENTS

This Form 10-KSB includes "forward-looking" statements about future financial results, future business changes and other events that haven't yet occurred. For example, statements like we "expect," we "anticipate" or we "believe" are forward-looking statements. Investors should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties about the future. We do not undertake to update the information in this Form 10-KSB if any forward-looking statement later turns out to be inaccurate. Details about risks affecting various aspects of Newgold's business are discussed throughout this Form 10-KSB and should be considered carefully. For purposes of the discussion in this Item 6, Newgold, Inc. may be referred to as "we" or "us."

PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS

Certain key factors that have affected our financial and operating results in the past will affect our future financial and operating results. These include, but are not limited to the following:

     o   Gold prices, and to a lesser extent, silver prices;

     o Current gold deposits under our control at the Relief Canyon Mine are estimated by us (based on past exploration by Newgold and work done by others).

         Our properties now include 78 unpatented mining claims contained in about 1000 acres.

         Our operating plan is to place our mining claims into profitable production by the end of fiscal 2006, and use the net proceeds from these operations to fund ongoing exploration and development of our property holdings. Through the use of joint ventures, royalties and partnerships, we intend to progressively enlarge the scope and scale of the mining and processing operations, thereby increasing both our annual revenues and ultimately our net profits. Our objective is to achieve annual growth rates in revenue and net profits for the foreseeable future;

     o We expect to make capital expenditures in fiscal year 2006 of between $2.5 million and $4 million, including costs related to the resumption of mine operations and production at the Relief Canyon mine.

     o Due to the strengthening of the gold market, and consistent with our exploration growth strategy, we expect exploration, research and development expenditures in 2005 will total between $500,000 and $1 million.

     o Additional funding or the utilization of other venture partners will be required for mining operations, exploration, research, development and operating expenses. In the past we have been dependent on the funding from the private placement of our securities as well as loans from related parties as the sole sources of capital to fund operations.

RESULTS OF OPERATION

We have only recently resumed business operations after having been inactive from July 2001 until February 2003. Consequently, we are in the process of reinstituting our business and mining operations, the results of operations for the last two fiscal years will likely not be indicative of Newgold's current and future operations. The current management discussion and analysis should be read from the context of Newgold's recent resumption of its mining business.

Operating Results for the Fiscal Years Ended January 31, 2005 and 2004
----------------------------------------------------------------------

Although we commenced efforts to re-establish our mining business early in fiscal year 2004, no mining operations had commenced and no revenues had been recognized during the fiscal years 2004 and 2005. We were inactive during fiscal year 2003 and, as a result, generated no revenues from operations. We hope to be able to commence generating revenues from mining operations during the 2006 fiscal year. We have granted a 4% net smelting return royalty to a third party which has been recorded as an $800,000 deferred option income.

In fiscal year 2005 we spent $28,433 on exploration expenses related to the Relief Canyon mining property. This compares to exploration expenses of $37,916 expended during fiscal 2004. These expenses relate primarily to maintenance and retention costs required to maintain Newgold's mining claims. We incurred operating expenses of $353,972 during fiscal year 2005. Of this amount, $220,000 reflects officer compensation and related payroll taxes during the year, $33,510 reflect payroll penalties and $89,900 reflect fees for outside professional services.

During fiscal year 2004 we incurred operating expenses of $306,477 of which $220,000 reflects officer compensation and related payroll taxes during the year, $32,259 reflect payroll penalties and $28,805 reflect fees for outside professional services. It is anticipated that both exploration costs and operating expenses will increase significantly as we resume our mining operations and exploration program.

We incurred interest expense of $614,672 during fiscal year 2005 which compares to interest expenses of $136,493 incurred during fiscal year 2004. Although the amount of loans outstanding during fiscal 2005 increased slightly, the overall interest rate on such borrowing decreased.

Our total net loss for fiscal year 2005 increased to $1,278,140 compared to a net loss of $470,823 incurred for fiscal year 2004. The larger net loss in fiscal year 2005 reflects the substantial increase in operating expenses and interest expense and a lack of revenues recognized during fiscal year 2005.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred significant operating losses during the last two fiscal years which has resulted in an accumulated deficit of $16,385,303 as of the end of fiscal year 2005. At January 31, 2005, we had cash of $16,730 and a net working capital deficit of $3,828,226. Since the resumption of our business in February 2003, we have been dependent on borrowed or invested funds in order to finance Newgold's ongoing operations. As of January 31, 2005, we had $1,006,088 of outstanding notes payable which reflects a significant decrease compared to notes payable of $1,581,721 outstanding as of January 31, 2004.

During fiscal year 2005, we borrowed an additional $41,797 from Newgold's President and Chief Executive Officer at an interest rate of 8% per year and is due January 31, 2006.. This amount increased our total indebtedness to Newgold's President to $1,422,587. Of this amount, $1,402,742 which had been in default was converted into a convertible note payable at a rate of 8% per year due September 30, 2005. Also during fiscal year 2005, the Chief Financial Officer converted $209,251 of accrued payroll and other amounts owed to him into a convertible note payable at a rate of 8% per year. The convertible note is due September 30, 2005. Principal and interest due four other individuals are due on demand of the holder.

Subsequent to the fiscal year end, we secured $75,000 of new equity capital through the sale of 500,000 shares of Newgold common stock and the issuance of warrants to purchase up to an additional 500,000 shares of Newgold's common stock exercisable at $0.30 per share.

By attempting to resume mining operations, we will require approximately $3 million to $5 million in additional working capital above the current working capital deficiency to bring the mine into full production. It is our intention to pursue several possible funding opportunities including the sale of additional securities or the incurring of additional debt.

Due to our continuing losses from our business operations, the independent auditor's report includes a "going concern" explanation relating to the fact that Newgold's continuation is dependent upon obtaining additional working capital either through significantly increasing revenues or through outside financing.

As of January 31, 2005, we were in default on two promissory notes due to unrelated parties in the principal amounts of $19,844 and $176,500.

Due to our limited cash flow, operating losses and limited assets, it is unlikely that we could obtain financing through commercial or banking sources. Consequently, we are dependent on continuous cash infusions from our major stockholders or other outside sources in order to fund our current operations. If these investors were unwilling or unable to provide necessary working capital to us, we would probably not be able to commence or sustain our operations. There is no written agreement or contractual obligation which would require our investors to fund Newgold's operations up to a certain amount or indeed continue to finance Newgold's operations at all.

While we believe Newgold has sufficient capital to fund its current administrative expenses, we will need to raise additional capital to continue to develop, promote and conduct its mining operations. Such additional capital may be raised through public or private financing as well as borrowing from other sources. To date, Newgold's President has paid substantially all of its expenses since restarting its business in February 2003. Although we believe that these creditors and investors will continue to fund our expenses based upon their significant debt or equity interest in Newgold, there is no assurance that such investors will continue to pay our expenses. If adequate funds are not otherwise available, we would not be able to sustain mining operations.

CRITICAL ACCOUNTING POLICIES

Newgold's discussion and analysis of its financial conditions and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of financial statements require managers to make estimates and disclosures on the date of the financial statements. On an on-going basis, Newgold evaluates its estimates, including, but not limited to, those related to revenue recognition. Newgold uses authoritative pronouncements, historical experience and other assumptions as the basis for making judgments. Actual results could differ from those estimates. Newgold believes that the following critical accounting policies affect its more significant judgments and estimates in the preparation of its consolidated financial statements.

Valuation of long-lived assets
------------------------------

Long-lived assets, consisting primarily of property and equipment, patents and trademarks, and goodwill, comprise a significant portion of Newgold's total assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable. Recoverability of assets is measured by a comparison of the carrying value of an asset to the future net cash flows expected to be generated by those assets. The cash flow projections are based on historical experience, management's view of growth rates within the industry, and the anticipated future economic environment.

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

When Newgold determines that the carrying value of long-lived assets and related goodwill and enterprise-level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, it measures any impairment based on a projected discounted cash flow method using a discount rate determined by its management to be commensurate with the risk inherent in its current business model.

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

Reclamation Costs
-----------------
Reclamation costs and related accrued liabilities, which are based on Newgold's interpretation of current environmental and regulatory requirements, are accrued and expensed, upon determination.

Based on current environmental regulations and known reclamation requirements, management has included its best estimates of these obligations in its reclamation accruals. However, it is reasonably possible that Newgold's best estimates of its ultimate reclamation liabilities could change as a result of changes in regulations or cost estimates.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151,"Inventory Costs". SFAS No. 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB No. 43, Chapter 4,"Inventory Pricing". Paragraph 5 of ARB No. 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS No. 151 to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 152,"Accounting for Real Estate Time-Sharing Transactions". The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2,"Accounting for Real Estate Time-Sharing Transactions". SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS No. 66,"Accounting for Sales of Real Estate", for real estate time-sharing transactions. SFAS No. 152 amends Statement No. 66 to reference the guidance provided in SOP 04-2. SFAS No. 152 also amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects", to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS No. 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. This statement is not applicable to the Company.

In  December  2004,  the FASB  issued  SFAS No.  153,"Exchanges  of  Nonmonetary
Assets," an amendment to Opinion No. 29,"Accounting for Nonmonetary Transactions". Statement No. 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS No. 153 to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 123(R),"Share-Based Payment". SFAS 123(R) amends SFAS No. 123,"Accountung for Stock-Based Compensation", and APB Opinion 25,"Accounting for Stock Issued to Employees." SFAS No.123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management is currently assessing the effect of SFAS No. 123(R) on the Company's financial statement. On April 14, 2005, the Securities and Exchange Commission amended the compliance dates to allow companies to implement Statement No. 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005, or Dec. 15, 2005 for small business issuers.

Effective for reporting periods beginning after April 29, 2004, the Emerging Issues Task Force (EITF) released Issue 04-2, "Whether Mineral Rights are Tangible or Intangible Assets." The consensus was that mineral rights acquired on a business combination are tangible assets and should be recorded as a separate component of property, plant and equipment either on the face of the financial statements or in the notes. The Company will comply with the Issue in the future as required.

Effective for reporting periods beginning after March 31, 2004, the EITF released Issue No. 04-3, "Mining Assets: Impairment and Business Combinations." The EITF reached consensus that an entity should include value beyond proven and probable reserves in the value allocated to mining assets in a purchase price allocation to the extent a market participant would include such value in determining the fair market value of the asset. The EITF also reached consensus that an entity should include the effects of anticipated changes in market prices of minerals when determining the fair market value of mining assets in a purchase price equation in a manner consistent with expectations of the marketplace.

Effective for reporting periods beginning after December 15, 2005, the EITF released Issue No. 04-6, "Accounting For Stripping Costs Incurred During Production In The Mining Industry." The EITF reached a consensus of accounting for "stripping cost", the cost of removing overburden (material overlying a mineral deposit that must be removed prior to mining) and waste materials, during the production phase and determined that such costs are considered variable production costs and thus should be included in the cost of inventory produced during the period in which the stripping costs are incurred. The consensus applies to only entities involved in finding and removing wasting natural resources. As such, this statement is not applicable to the Company.

ITEM 7          FINANCIAL STATEMENTS

                                  NEWGOLD, INC.
                              FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                            JANUARY 31, 2005 AND 2004

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                F-1

         Balance Sheet                                                 F-2

         Statements of Operations                                      F-3

         Statements of Comprehensive Loss                              F-4

         Statements of Shareholders' Deficit                           F-5

         Statements of Cash Flows                                      F-6

         Notes to Financial Statements                                 F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Newgold, Inc.

We have audited the balance sheet of Newgold, Inc. (the "Company") as of January 31, 2005, and the related statements of operations, comprehensive loss, shareholders' deficit, and cash flows for each of the two years in the period ended January 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Newgold, Inc. as of January 31, 2005, and the results of its operations and its cash flows for each of the two years in the period ended January 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, during the year ended January 31, 2005, the Company incurred a net loss of $1,273,140 and had negative cash flows from operations of $353,201. In addition, the Company had an accumulated shareholders' deficit of $4,114,280 at January 31, 2005. These factors, among others, as discussed in
Note 2 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
April 15, 2005

                                                                   NEWGOLD, INC.
                                                                   BALANCE SHEET
                                                                JANUARY 31, 2005
--------------------------------------------------------------------------------

                                     ASSETS

CURRENT ASSETS
     Cash                                                      $      16,730
     Travel advance                                                    2,000
                                                               -------------

              Total current assets                                    18,730

OTHER ASSETS
     Deferred reclamation costs                                      513,946
                                                               -------------

              Total other assets                                     513,946
                                                               -------------

                  TOTAL ASSETS                                 $    532,676
                                                               =============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                          $     568,276
     Accrued expenses                                              1,758,646
     Accrued reclamation costs                                       513,946
     Notes payable due to individuals and officers                 1,006,088
                                                               -------------

         Total current liabilities                                 3,846,956
                                                               --------------

DEFERRED REVENUE                                                     800,000
                                                               --------------

         Total liabilities                                         4,646,956

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
     Common stock, $0.001 par value
         50,000,000 shares authorized
         48,277,841shares issued and outstanding                      48,278
     Additional paid in capital                                   12,222,745
     Accumulated deficit                                         (16,385,303)
                                                               -------------

              Total shareholders' deficit                         (4,114,280)
                                                               --------------

                  TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT  $     532,676
                                                               ==============
The accompanying notes are an integral part of these financial statements

                                                                   NEWGOLD, INC.
                                                        STATEMENTS OF OPERATIONS
                                                 FOR THE YEARS ENDED JANUARY 31,

--------------------------------------------------------------------------------

                                                        2005           2004
                                                   -----------    -----------

NET SALES                                          $         -    $        -

COST OF GOODS SOLD                                      28,433         37,916
                                                   -----------    -----------

GROSS PROFIT (LOSS)                                    (28,433)       (37,916)

OPERATING EXPENSES                                    (353,972)      (306,477)
                                                   ------------   -----------

LOSS FROM OPERATIONS                                  (382,405)      (344,393)
                                                   ------------   -----------

OTHER INCOME (EXPENSE)
     Dividend income                                         -         10,063
     Interest expense                                 (614,672)      (136,493)
     Loss on sale of marketable securities            (281,063)             -
                                                   ------------   -----------

         Total other income (expense)                 (895,735)      (126,430)
                                                   ------------   -----------

NET LOSS                                            (1,278,140)   $  (470,823)
                                                   ===========    ===========

BASIC AND DILUTED LOSS PER SHARE                   $     (0.03)   $     (0.01)
                                                   ===========    ===========

BASIC AND DILUTED WEIGHTED-AVERAGE
          SHARES OUTSTANDING                        47,644,745     47,595,763
                                                   =============  ===========

The accompanying notes are an integral part of these financial statements

                                                                   NEWGOLD, INC.
                                                STATEMENTS OF COMPREHENSIVE LOSS
                                                 FOR THE YEARS ENDED JANUARY 31,

--------------------------------------------------------------------------------

                                                      2005              2004
                                                -------------     -------------

NET LOSS                                        $ (1,273,140)     $   (470,823)

OTHER COMPREHENSIVE LOSS
     Unrealized loss from
     marketable securities                                 -          (204,820)

SALE OF SECURITIES WITH PREVIOUS UNREALIZED
HOLDING LOSS                                    $    204,820                 -
                                                -------------     -------------

COMPREHENSIVE LOSS                              $ (1,068,320)     $   (675,643)
                                                ============      =============



































The accompanying notes are an integral part of these financial statements

                                                                   NEWGOLD, INC.
                                              STATMENTS OF SHAREHOLDERS' DEFICIT
                                                 FOR THE YEARS ENDED JANUARY 31,

---------------------------------------------------------------------------------------------------------

                                        Common Stock     Additional   Other Com-
                                  --------------------     Paid in     prehensive  Accumulated
                                    Shares      Amount     Capital       (Loss)     Deficit         Total
                                 ------------  -------  ------------  -----------  -----------  ------------
BALANCE, JANUARY
   31, 2003                       47,406,174   $47,406  $ 10,754,714           -   (14,636,339)   (3,834,219)
COMMON STOCK
   ISSUED
     upon exercise of
       warrants                      200,000       200        19,800                                  20,000
WARRANTS ISSUED
   WITH  DEBT                              -         -        63,918                                  63,918
OTHER COMPREHENSIVE
     LOSS                                                               (204,820)                   (204,820)
NET LOSS                                                                              (470,823)     (470,823)
                                 ------------  -------  ------------- -----------  -----------  ------------

BALANCE, JANUARY
   31, 2004                       47,606,174    47,606    10,838,432    (204,820)  (15,107,162)    (4,425,944)
COMMON STOCK
   ISSUED FOR CASH                   671,667       672       100,078                                 100,750
OFFERING COSTS                                              (124,337)                               (124,337)
WARRANTS ISSUED
   WITH COMMON STOCK                                         124,337                                 124,337
WARRANTS ISSUED
   WITH DEBT                               -        -      1,284,234                               1,284,234
SALE OF MARKETABLE
   SECURITIES                                                            204,820                     204,820
NET LOSS                                                                            (1,278,140)   1,278,140)
                                 ------------  -------  ------------- -----------  -----------  ------------

BALANCE, JANUARY
   31, 2005                       48,277,841   $48,278  $ 12,222,745           -  $(16,385,303) $ (4,114,280)
                                 ============  =======  ============= ===========  ===========  ============













The accompanying notes are an integral part of these financial statements

                                                                   NEWGOLD, INC.
                                                        STATEMENTS OF CASH FLOWS
                                                 FOR THE YEARS ENDED JANUARY 31,

--------------------------------------------------------------------------------

                                                                               2005               2004
                                                                        ---------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                           $    (1,278,140)   $      (470,823)
     Adjustments to reconcile net loss to net cash
         used in operating activities
              Accretion of warrants issued as a debt discount                   443,682             22,753
              Accretion of beneficial conversion of warrants                     35,823                  -
              Loss on sale of marketable securities                             281,063                  -
              (Increase) decrease in
                  Employee receivable                                             2,000                  -
                  Deposits                                                       45,000            (38,500)
                  Deferred reclamation costs                                          -           (463,446)
              Increase (decrease) in
                  Accounts payable                                               28,082             (2,000)
                  Accrued salaries and benefits                                (106,394)           113,000
                  Accrued expenses                                              195,683            662,433
                                                                        ---------------    ----------------

                      Net cash used by operating activities                    (353,201)          (176,583)
                                                                        ----------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of marketable securities                                 34,124             (10,063)
                                                                        ---------------    ----------------

                      Net cash provided (used) by financing activities           34,124             (10,063)
                                                                        ---------------    ----------------


CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from the issuance of common stock                                 100,750              20,000
     Proceeds from notes payable                                                251,043             338,943
     Principal repayments of notes payable                                      (21,953)           (171,952)
                                                                        ---------------    ----------------

                  Net cash provided by financing activities                     329,840             186,991
                                                                        ---------------    ----------------

                      Net increase in cash                                       10,763                 345

CASH, BEGINNING OF YEAR                                                           5,967               5,622
                                                                        ---------------    ----------------

CASH, END OF YEAR $                                                     $        16,730    $          5,967
                                                                        ===============    ================

The accompanying notes are an integral part of these financial statements

                                                                   NEWGOLD, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                 FOR THE YEARS ENDED JANUARY 31,
--------------------------------------------------------------------------------
NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

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

         The Company has embarked on a business strategy whereby it will invest in and/or manage gold mining and other mineral producing properties. Currently, the Company's principal assets include various mineral leases associated with the Relief Canyon mine located near Lovelock, Nevada along with various items of mining equipment located at that site. The Company's business will be to acquire, explore and, if warranted, develop various mining properties located in the state of Nevada. The Company plans to carryout comprehensive exploration and development programs on its properties. While the Company may fund and conduct these activities itself, the Company's current plan is to outsource most of these activities through the use of various joint venture, royalty or partnership arrangements pursuant to which other companies would agree to finance and carryout the exploration and development programs on Newgold's mining properties. Consequently, the Company's current plan will not require the hiring of significant amounts of mining employees but will require a smaller group of employees to monitor and/or supervise the mining and exploration activities of other entities in exchange for royalties or other revenue sharing arrangements.

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

                                                                   NEWGOLD, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                 FOR THE YEARS ENDED JANUARY 31,

--------------------------------------------------------------------------------
         For accounting purposes, Old Newgold has been treated as the acquirer (reverse acquisition). Accordingly, the historical financial statements prior to November 21, 1996 are those of Old Newgold. There were no assets or liabilities acquired in this transaction and there is no impact on the statement of operations.

NOTE 2 - GOING CONCERN

         These financial statements have been prepared on a going concern basis. However, during the year ended January 31, 2005, the Company incurred a net loss of $1,273,140 and had negative cash flows from operations of $634,265. In addition, the Company had an accumulated shareholders' deficit of $4,109,280 at January 31, 2005. The Company's ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. Since inception, the Company has satisfied its capital needs by issuing equity securities.

         Management plans to continue to provide for its capital needs during the year ended January 31, 2006 by issuing equity securities or incurring additional debt financing, with the proceeds to be used to re-establish mining operations at Relief Canyon as well as improve its working capital position. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

         Property and Equipment
         ---------------------
         Depreciation, depletion and amortization of mining properties, mine development costs and major plant facilities will be computed principally by the units-of-production method based on estimated proven and probable ore reserves. Proven and probable ore reserves reflect estimated quantities of ore which can be economically recovered in the future from known mineral deposits. Such estimates are based on current and projected costs and prices. Other equipment is depreciated using the straight-line method principally over the estimated useful life of seven years.

                                                                   NEWGOLD, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                 FOR THE YEARS ENDED JANUARY 31,

--------------------------------------------------------------------------------
         Deferred Reclamation Costs
         --------------------------
         In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations," which established a uniform methodology for accounting for estimated reclamation and abandonment costs. The statement was adopted February 1, 2003. The reclamation costs will be allocated to expense over the life of the related assets and will be adjusted for changes resulting from the passage of time and revisions to either the timing or amount of the original present value estimate.

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

         Depreciation, Depletion and Amortization
         ----------------------------------------
         Assets other than mining properties and mineral rights are depreciated using the straight-line method over their estimated useful lives. Capitalized development costs are amortized on the units of production method considering proven and probable reserves. Depreciation and

                                                                   NEWGOLD, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                 FOR THE YEARS ENDED JANUARY 31,

--------------------------------------------------------------------------------
         depletion rates are subject to periodic review to ensure that asset costs are amortized over their useful lives.

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

                                                                   NEWGOLD, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                 FOR THE YEARS ENDED JANUARY 31,

--------------------------------------------------------------------------------
         Fair Value of Financial Instruments
         -----------------------------------
         The Company's financial instruments include cash and cash equivalents and accounts payable - trade. The carrying amounts for these financial instruments approximate fair value due to their short maturities.

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

         Stock-Based Compensation
         ------------------------
         SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," defines a fair value based method of accounting for stock-based compensation. However, SFAS No. 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting method of APB No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value method of accounting defined in SFAS No. 123 had been applied. The Company has elected to account for its stock-based compensation to employees using the intrinsic value method under APB No. 25. There were no stock options granted or outstanding for the years ended January 31, 2005 and 2004.

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

         As of January 31, 2005, the deferred tax assets related to the Company's net operating loss carry-forwards are fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may not have any net operating loss carry-forwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control

                                                                   NEWGOLD, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                 FOR THE YEARS ENDED JANUARY 31,

--------------------------------------------------------------------------------
         involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

         The  following   common  stock   equivalents  were  excluded  from  the
         calculation of diluted loss per share since their effect would have been anti-dilutive:
                                              2005                    2004
                                        ---------------       ---------------

                      Warrants               11,724,583             3,718,229

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

         Recent Accounting Pronouncements
         --------------------------------

         In November 2004, the FASB issued SFAS No. 151,"Inventory Costs". SFAS No. 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB No. 43, Chapter 4,"Inventory Pricing". Paragraph 5 of ARB No. 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June

                                                                   NEWGOLD, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                 FOR THE YEARS ENDED JANUARY 31,

--------------------------------------------------------------------------------
         15, 2005. Management does not expect adoption of SFAS No. 151 to have a material impact on the Company's financial statements.

         In December 2004, the FASB issued SFAS No. 152,"Accounting for Real Estate Time-Sharing Transactions". The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2,"Accounting for Real Estate Time-Sharing Transactions". SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS No. 66,"Accounting for Sales of Real Estate", for real estate time-sharing transactions. SFAS No. 152 amends Statement No. 66 to reference the guidance provided in SOP 04-2. SFAS No. 152 also amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects", to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS No. 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. This statement is not applicable to the Company.

         In  December  2004,  the  FASB  issued  SFAS  No.   153,"Exchanges   of
         Nonmonetary Assets," an amendment to Opinion No. 29,"Accounting for Nonmonetary Transactions". Statement No. 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS No. 153 to have a material impact on the Company's financial statements.

         In December 2004, the FASB issued SFAS No. 123(R),"Share-Based Payment". SFAS 123(R) amends SFAS No. 123,"Accountung for Stock-Based Compensation", and APB Opinion 25,"Accounting for Stock Issued to Employees." SFAS No.123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management is currently assessing the effect of SFAS

                                                                   NEWGOLD, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                 FOR THE YEARS ENDED JANUARY 31,

--------------------------------------------------------------------------------
         No. 123(R) on the Company's financial statement. On April 14, 2005, the Securities and Exchange Commission amended the compliance dates to allow companies to implement Statement No. 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005, or Dec. 15, 2005 for small business issuers.

         Effective for reporting periods beginning after April 29, 2004, the Emerging Issues Task Force (EITF) released Issue 04-2, "Whether Mineral Rights are Tangible or Intangible Assets." The consensus was that mineral rights acquired on a business combination are tangible assets and should be recorded as a separate component of property, plant and equipment either on the face of the financial statements or in the notes. The Company will comply with the Issue in the future as required.

         Effective for reporting periods beginning after March 31, 2004, the EITF released Issue No. 04-3, "Mining Assets: Impairment and Business Combinations." The EITF reached consensus that an entity should include value beyond proven and probable reserves in the value allocated to mining assets in a purchase price allocation to the extent a market participant would include such value in determining the fair market value of the asset. The EITF also reached consensus that an entity should include the effects of anticipated changes in market prices of minerals when determining the fair market value of mining assets in a purchase price equation in a manner consistent with expectations of the marketplace.

         Effective for reporting periods beginning after December 15, 2005, the EITF released Issue No. 04-6, "Accounting For Stripping Costs Incurred During Production In The Mining Industry." The EITF reached a consensus of accounting for "stripping cost", the cost of removing overburden (material overlying a mineral deposit that must be removed prior to mining) and waste materials, during the production phase and determined that such costs are considered variable production costs and thus should be included in the cost of inventory produced during the period in which the stripping costs are incurred. The consensus applies to only entities involved in finding and removing wasting natural resources. As such, this statement is not applicable to the Company.

NOTE 4 -MARKETABLE SECURITIES AVAILABLE FOR SALE

         At January 31, 2005 the Company held no marketable securities available for sales. During the year ended January 31, 2004, unrealized holding losses of $204,820 were recorded in Other comprehensive loss to reflect the market value decrease during the period. In October 2004 the Company sold all of its investment in marketable securities. This resulted in net proceeds of $34,124 and a recognized loss of sale of $281,063.

NOTE 5 - PROPERTY AND EQUIPMENT

         Property and equipment at January 31, 2005 was recorded at no value. The Company had previously determined that the value of its fixed assets at the Relief Canyon Mine were permanently impaired and wrote off assets with a basis of $800,000. If the Company can

                                                                   NEWGOLD, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                 FOR THE YEARS ENDED JANUARY 31,

--------------------------------------------------------------------------------
         reestablish mining operations at Relief Canyon it is possible that some of these assets could be utilized in such operations.

         A summary of property, plant and equipment was as follows:

                             `          Machinery
                                            &      Development   Capitalized
                             Buildings  Equipment  Costs         interest       Total
                             ---------  ---------  -----------   --------     --------
         Relief Canyon Mine  $215,510   $277,307   $261,742      $45,441      $800,000

         All office furniture and equipment has been fully depreciated as of January 31, 2005.

NOTE 6 - NOTES PAYABLE TO RELATED PARTIES AND INDIVIDUALS

         Unsecured notes payable to individuals and related parties consist of the following at January 31, 2005:

         Loans from officers:
           Convertible notes payable                                               $1,611,993
             The notes bear interest at 8% per year.
             In October 2004, the Company  consolidated  the amounts owed to the
             Chief Executive Officer and the Chief Financial Officer referred to
             in  Note  10  (excluding   accrued   interest   payable)  into  new
             convertible notes payable due September 30, 2005. The notes and any interest  accrued  on the new notes  are  convertible  into  common shares of the Company at a conversion  price of $0.15 per share. In connection  with the loans,  warrants  to  purchase  5,798,140  and
             1,395,007  shares of  common  stock  have been  issued to the Chief
             Executive Officer and the Chief Financial Officer, respectively.

           Term notes payable                                                         $19,844
             The notes bear interest at 8% per year.
             The notes are due January 31, 2006.  The Company is in default with respect to these loans. In connection  with the loans,  warrants to purchase  141,540  shares of common  stock  have been  issued.  The warrants have been valued using the  Black-Scholes  option  pricing model (see Note 7). The warrants were issued at $0.15per  share and expire in five years from the date of issuance.

         Loan from individual.                                                       $176,500
             The note bears interest at 8% per year.
             The note is  currently  due. The Company is in default with respect to this loan.

         Other non-interest bearing advances                                           47,038
         Unamortized warrant expense                                                 (849,288)
                                                                                --------------
               Total notes payable to individuals and related parties           $   1,006,088
                                                                                ==============

             Interest expense was $614,672 and $136,493 for 2005 and 2004, respectively.

                                                                   NEWGOLD, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                 FOR THE YEARS ENDED JANUARY 31,

--------------------------------------------------------------------------------
NOTE 7 - COMMITMENTS AND CONTINGENCIES

         Except for the advance royalty and rent payments noted below, the Company is not obligated under any capital leases or non-cancelable operating lease with initial or remaining lease terms in excess of one year as of January 31, 2005. However, minimum annual royalty payments are required to retain the lease rights to the Company's properties.

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

         Litigation
         ----------
         On February 4, 2000, a complaint  was filed  against the Company by Sun
         G. Wong in the Superior Court of Sacramento County, California (Case No. 00AS00690). In the complaint, Mr. Wong claims that he was held liable as a guarantor of Newgold in a claim brought by Don Christianson in a breach of contract action against Newgold. Despite the fact that Newgold settled the action with Mr. Christianson through the issuance of 350,000 shares of Newgold common stock, Mr. Wong, nevertheless, paid $60,000 to a third party claiming to hold Mr. Christianson's judgment pursuant to Mr. Wong's guaranty agreement. Similarly, Mr. Wong alleges that he was held liable as a guarantor for a debt of $200,000 owed by Newgold to Roger Primm with regard to money borrowed by Newgold. Mr. Primm filed suit against the Company which was settled through the issuance of 300,000 shares of Newgold common stock. Nevertheless, Mr. Wong alleges that he remains liable to a third party claiming to hold Mr. Primm's judgment for up to $200,000 pursuant to his guaranty of such debt of Mr. Primm.

                                                                   NEWGOLD, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                 FOR THE YEARS ENDED JANUARY 31,

--------------------------------------------------------------------------------
         On December 29, 2000, the superior court entered a default judgment against Newgold in the amount of $400,553 with regard to the Christianson judgment and an additional $212,500 in regard to the Primm judgment against Mr. Wong. The Company believes that Mr. Wong was not obligated to pay any sums pursuant to his guarantees with regard to the Christianson and Primm judgments against Newgold and, as a result, Mr. Wong should not have any recourse against the Company for reimbursement. Should Mr. Wong seek to assert these judgments against the Company, the Company cannot predict the outcome of any such action or the amount of expenses that would be ultimately incurred in defending any such claims. The Company is currently negotiating a settlement with Mr. Wong; however there is no assurance that an acceptable settlement will be consummated.

         The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate dispositions of these matters will not have a material adverse effect on the Company's financial position, results or operations or liquidity.

NOTE 8 - SHAREHOLDERS' DEFICIT

         The following common stock transactions occurred during the years ended January 31, 2005 and 2004:

         Common Stock
         ------------
         In January 2005 the Company issued 671,667 shares of commons stock at a price of $0.15 per share to four investors for total proceeds of $100,750. Additionally, 671,667 warrants to purchase common stock at a price of $0.30 per share were issued to the investors. The warrants expire three years from the date of issuance. The fair market value of these warrants was determined to be $124,337 and was calculated under the Black-Scholes option pricing model with the following assumptions used:

                                                          2005
                                                        ---------
                  Expected life                          3 years
                  Risk free interest rate                3.41%
                  Volatility                             266%
                  Expected dividend yield                None

         Warrants
         --------
         The Company has issued common stock warrants to two officers of the Company as part of certain financing transactions (see Note 6).

         The fair market value of these warrants issued during the years ended January 31, 2005 and 2004 was determined to be $1,176,766 and $63,919, respectively, and was calculated under the Black-Scholes option pricing model with the following assumptions used:

                                                                   NEWGOLD, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                 FOR THE YEARS ENDED JANUARY 31,

--------------------------------------------------------------------------------
                                                        2005              2004
                                                       -------          -------
                  Expected life                        5 years          5 years
                  Risk free interest rate              3.3%-3.71%       3.16%
                  Volatility                           348%             400%
                  Expected dividend yield              None             None


         The fair value of these warrants is being amortized to interest expense over one year, the original life of the loans. Total amortization expense for the years ended January 31, 2005 and 2004 was approximately $443,682 and $22,800 respectively.

                                                                   NEWGOLD, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                 FOR THE YEARS ENDED JANUARY 31,

--------------------------------------------------------------------------------
         The following table presents warrant activity through January 31, 2005:

                                                                                   Weighted-
                                                                                     Average
                                                                    Number          Exercise
                                                                 of Shares             Price


                  Outstanding, January 31, 2003                  3,648,463       $      0.43
                    Granted                                      1,265,766       $      0.15
                    Exercised                                     (200,000)      $     (0.10)
                    Expired                                       (996,000)      $      1.00
                                                              -------------      -      ----

                  Outstanding, January 31, 2004                  3,718,229       $      0.15
                    Granted                                      8,006,354       $      0.16
                    Exercised                                            -       $         -
                                                              ------------                 -

                     OUTSTANDING, JANUARY 31, 2005             11,724,583        $      0.16
                                                              ============       ============
                     EXERCISABLE, JANUARY 31, 2005            11,724,583         $      0.16
                                                              ============       ============

                  Weighted average remaining contractual term    47 months

NOTE 9 - INCOME TAXES

         As of January 31, 2005, the Company had net operating loss carry-forwards of approximately $10,263,063 available to reduce future Federal taxable income which, if not used, will expire at various dates through January 31, 2025. Due to changes in the ownership of the Company, the utilization of these loss carry-forwards may be subject to substantial annual limitations. Deferred tax assets (liabilities) are comprised of the following at January 31, 2005:

                  Deferred Tax Assets
                      Net Operating Loss Carry-forwards          $ 4,396,555
                      Accrued Interest Payable                       178,633
                      Accrued Payroll Tax                            139,586
                      Accrued Payroll                                  2,843
                      AmortizationDiffBook/Tax                       212,890
                      AccruedAccountsPayable                          88,250
                      Capital Loss Difference                        120,416
                      Other                                              272
                  Less valuation allowance                        (4,778,925)
                                                                  -----------
                  Total Deferred Tax Assets                          360,520
                                                                     -------
                  Deferred Tax Liability
                      State Taxes                                   (360,520)
                                                                    ---------
                  Total Deferred Tax Liabilities                    (360,520)
                                                                    ---------

                      NET DEFERRED TAX ASSETS                    $         -
                                                                 ============

                                                                   NEWGOLD, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                 FOR THE YEARS ENDED JANUARY 31,

--------------------------------------------------------------------------------

         The net change in the total valuation allowance for the year ended January 31, 2005 was $174,971. The valuation allowance is provided to reduce the deferred tax asset to a level which, more likely than not, will be realized.

         The expected Federal income tax benefit, computed based on the Company's pre-tax losses at January 31, 2005 and the statutory Federal income tax rate, is reconciled to the actual tax benefit reflected in the accompanying financial statements as follows:

           Expected tax benefit at statutory rates                   $  283,437
           Decrease resulting from valuation allowance for benefits
               from net operating loss carry-forwards and other        (283,437)
                                                                     ----------

                    TOTAL                                            $        -
                                                                     ==========

         Previous to June 21, 1996, the stockholder of the Company elected under Internal Revenue Code Section 1362 to have the Company taxed as an S Corporation. As such, all Federal and substantially all State income tax attributes passed through the Company directly to the stockholder until that date.

NOTE 10 - RELATED PARTY TRANSACTIONS

         Loans from officers
         -------------------
         During the year ended January 31, 2005, the Chief Executive Officer and Chairman of the Company, loaned the Company an aggregate of $41,797 and was repaid $21,953. As of January 31, 2005 the net principal balance owing to him was $1,422,587 and accrued interest payable was $446,193. See Note 6.

         During the year ended January 31, 2005, the Chief Financial Officer and Secretary of the Company, loaned the Company an aggregate of $209,251. As of January 31, 2005 the net principal balance owing to him was $209,251 and accrued interest payable was $5,720. See Note 5.

         Accrued Payroll and Expenses Owed to Officers
         ---------------------------------------------
         As of January 31, 2005 the Company owed the Chief Financial Officer and Secretary of the Company $93,500 for back wages and $6,000 for accrued expenses.

NOTE 11 - SUBSEQUENT EVENTS

         In February 2005 the Company issued 500,000 shares of commons stock at a price of $0.15 per share to an investor for total proceeds of $75,000. Additionally, 500,000 warrants to purchase common stock at a price of $0.30 per share were issued to the investor. The warrants expire three years from the date of issuance.

                                                                   NEWGOLD, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                 FOR THE YEARS ENDED JANUARY 31,

--------------------------------------------------------------------------------
         On March 29, 2005 a Special Meeting of Shareholders of the Company was held for the purpose of amending the Articles of Incorporation to affect an increase in the authorized shares of common stock issuable to 250,000,000 shares. At the meeting the proposal was approved by the shareholders, with a total of 31,392,611 shares voting in favor of the amendment, 411,711 voting against the amendment and 10,207 shares abstained from voting.

         On May 18, 2004 Paul Ngoyi filed a petition for involuntary bankruptcy against Newgold (Case No. BK-N-0451511). Mr. Ngoyi claims to be the holder of both the Christiansen and Primm judgments against Newgold and is claming that Newgold cannot pay such judgments because it is insolvent. Newgold maintains that Mr. Ngoyi's claims are invalid as the two judgments were previously satisfied and that Newgold is not insolvent. A pre-trial hearing was held on April 4, 2005 at which time Newgold prevailed in having Mr. Ngoyi's petition dismissed. An order of dismissal is expected to be issued shortly.

ITEM 8.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE

No changes or disagreements.

ITEM 8A.        CONTROLS AND PROCEDURES

Newgold carried out an evaluation, under the supervision and with the participation of Newgold's management, including Newgold's President and Chief Executive Officer along with Newgold's Chief Financial Officer, of the effectiveness of the design and operation of Newgold's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of the period covered by this report. Based upon that evaluation, Newgold's President and Chief Executive Officer along with Newgold's Chief Financial Officer concluded that Newgold's disclosure controls and procedures are effective to ensure the information required to be disclosed by Newgold in reports filed or submitted under the Exchange Act were timely recorded, processed and will in the future be reported within the time periods specified in the Securities and Exchange Commission rules and forms.

There have been no significant changes in Newgold's internal controls over financing reporting or in other factors which occurred during the last quarter covered by this report, which could materially affect or are reasonably likely to materially affect Newgold's internal controls over financing reporting.

ITEM 8B.        OTHER INFORMATION

None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth information about the directors and executive officers of Newgold together with the principal positions and offices with Newgold held by each:

----------------- --- ---------------------------------------- --------------
NAME OF PERSON    AGE POSITION AND OFFICE PRESENTLY HELD WITH  DIRECTOR SINCE
                      NEWGOLD
----------------- --- ---------------------------------------- --------------

----------------- --- ---------------------------------------- --------------
A. Scott Dockter  49  Chairman, CEO and President              1996
----------------- --- ---------------------------------------- --------------
James W. Kluber   54  Chief Financial Officer and Director     2000
----------------- --- ---------------------------------------- --------------

A. SCOTT DOCKTER has been the Chief Executive Officer and Chairman since December 2000, assuming such positions upon the resignation of James Cutburth. Mr. Dockter had previously served as Newgold's CEO and President from November 1996 until February 2000 at which time Mr. Cutburth assumed such positions. Mr. Dockter has been self-employed in the business sector since 1978 and currently operates his business through ASD CORP. He has held a Class A General Engineering and Contracting License for more than 20 years, operating his businesses in California, Nevada and Montana, specializing in earth moving, mining, pipeline projects, structures, dams, industrial parks and sub divisions. Mr. Dockter has directed his companies in large landfill operations, underground concrete structures projects, large excavations, reclamation projects and others, which include state and local municipal projects. Mr. Dockter has also been a real estate developer, worked on oil & gas projects and has spent 15 years in the mining industry. He has personally owned mines, operated mines, constructed mine infrastructures (physical, production and process) and produced precious metals. In January 2002, Mr. Dockter pleaded guilty to one felony charge of environmental pollution and was sentenced to 5 months in a Federal detention camp and a $5,000 fine. The charge related to the release in the summer 1997 of a hazardous material (asbestos) at a demolition project owned by Riverfront Development Corporation, a corporation founded by Mr. Dockter of which he was then the CEO.

JAMES W. KLUBER has been the Chief Financial Officer of Newgold since February 2000 and a director since April 2000. Mr. Kluber has served as a senior financial consultant in a variety of service and technology environments with special focus on high growth companies and restructuring operations. He has successfully raised capital for companies in a variety of markets, utilizing public and private equity as well as securitized and unsecured debt to accomplish funding requirements. From December 2001 to September 2003, Mr. Kluber was the CFO and since January 2005 has been the interim CFO of NutraCea, a public company involved in the development and distribution of products based on the use of stabilized rice bran. Additionally, he was the Senior Vice President and CFO from 1996 to 1999 for RealPage, Inc. a leading provider of software and services to the real estate industry. From 1993 to 1996 he served as Vice President of Financial Operations for two public companies sponsored by Security Capital Group, ProLogis Trust and Archstone Communities.

The current Directors will serve and hold office until the next annual shareholders' meeting or until their respective successors have been duly elected and qualified. Newgold's executive officers are appointed by the Board of Directors and serve at the discretion of the Board.

FAMILY RELATIONSHIPS

There are no family relationships between any director or executive officer.

BOARD MEETINGS AND COMMITTEES

The Board of Directors of Newgold held three meetings during the fiscal year ended January 31, 2005. The Board does not currently have an Audit, Executive or Compensation Committee. At the current time, the entire Board of Directors acts as Newgold's audit committee. In addition, Newgold does not have an audit committee financial expert because it does not currently have a designated audit committee. Newgold has only two directors, both of whom are also officers of Newgold. Newgold plans to appoint additional directors to its Board and appoint an independent audit committee during the current year.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Newgold's executive officers and directors, and persons who own more than 10% of Newgold's common stock to file reports of ownership on Form 3 and changes in ownership on Form 4 with the Securities and Exchange Commission (the "SEC"). Such executive officers, directors and 10% stockholders are also required by SEC rules to furnish Newgold with copies of all Section 16(a) forms they file. Based solely upon its review of copies of such forms received by it, or on written representations from certain reporting persons that no other filings were required for such persons, Newgold believes that, during the fiscal year ended January 31, 2005, its executive officers and directors and 10% stockholders complied with all applicable Section 16(a) filing requirements.

ITEM 10.        EXECUTIVE COMPENSATION

The following table sets forth the compensation of Newgold's Chief Executive Officer during the last three complete fiscal years and each officer who received annual compensation in excess of $100,000 during the last completed fiscal year.

                                               SUMMARY COMPENSATION TABLE
                                    Annual Compensation                          Long Term Compensation
                         ----------------------------------    ------------------------------------------
                                                                         Awards                Payout
                                                              -----------------------------   ----------
                                                               Restricted     Securities
                                           Other Annual          Stock        Underlying         LTIP       All Other
                  Fiscal   Salary    Bonus Compensation ($)     Award(s) ($)     Options        Payout     Compensation
                   Year               ($)                                         (#)             ($)            ($)
                 ------- ---------- ------ ---------------    ------------- ---------------   ----------  --------------
Scott Dockter(1)   2005    $ 60,000  -0-       -0-                -0-            -0-             -0-           -0-
(CEO)
                   2004    $ 60,000  -0-       -0-                -0-            -0-             -0-           -0-
                   2003    $ 12,400  -0-       -0-                -0-            -0-             -0-           -0-

James Kluber(2)    2005    $140,000  -0-       -0-                -0-            -0-             -0-        6,000 (3)
(CFO)
                   2004    $140,000  -0-       -0-                -0-            -0-             -0-        6,000 (3)
                   2003    $ 20,000  -0-       -0-                -0-            -0-             -0-        6,000 (3)

(1) Of the amounts shown, the following amounts have been deferred: 2004 - $24,000. The deferred amount for 2004 was converted to a convertible note payable on October 1, 2004.
(2) Of the amounts shown, the following amounts have been deferred: 2005 - $93,500; 2004 - $89,000. The deferred amount for 2004 was converted to a convertible note payable on October 1, 2004.
(3)     Amount reflects a home office allowance

STOCK OPTION PLAN

Newgold does not have a formal stock option plan currently in place. Options to date have been granted on an individual basis pursuant to individual option agreements. Newgold expects to adopt a formal stock option plan during this next fiscal year.

Options/SAR Grants in Last Fiscal Year
--------------------------------------
The following table sets forth certain information with respect to options or SAR grants in Newgold during the fiscal year ended January 31, 2005 to the Named Executive Officers.

-------------------------- ------------------------- ----------------------- ------------------ ---------------
Name                       Number of Securities      Percent of Total        Exercise or Base   Expiration Date
                           Underlying Options        Options Granted to      Price
                           Granted                   Employees at            ($ Per Share)
                                                     January 31, 2005
-------------------------- ------------------------- ----------------------- ------------------ ---------------
None
-------------------------- ------------------------- ----------------------- ------------------ ---------------

Aggregated Option/SAR Exercises Year-End Table.
----------------------------------------------

During the fiscal year ended January 31, 2005, none of the Named Executive Officers had exercised any options/SARs issued by Newgold. The following table sets forth information regarding the stock options held as of January 31, 2005 by the Named Executive Officers.

------------------------------ ------------------------------------------- -------------------------------------------
Name                           Number of Securities Underlying             Value of Unexercised
                               Unexercised Options at                      In-the-Money Options at
                               January 31, 2005                            January 31, 2005
------------------------------ --------------------- --------------------- -------------------- ----------------------
                                      Exercisable         Unexercisable          Exercisable          Unexercisable
------------------------------ --------------------- --------------------- -------------------- ----------------------
None
------------------------------ --------------------- --------------------- -------------------- ----------------------

------------------------------ --------------------- --------------------- -------------------- ----------------------

EMPLOYEE PENSION, PROFIT SHARING OR OTHER RETIREMENT PLANS

Newgold does not have a defined benefit pension plan or profit sharing or other retirement plan.

COMPENSATION OF DIRECTORS

Newgold's directors are also officers of Newgold and do not receive any additional compensation for their services as members of the Board of Directors.

Newgold intends to appoint additional directors in the future who may or may not be employees. For the non-employee directors, Newgold may seek shareholder approval for a "Director Option Plan" which would serve as the compensation plan for such directors. No specific plan had been developed as of the end of the fiscal year.

CODE OF ETHICS

We have adopted a Code of Ethics that applies to the principal executive officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Ethics is submitted as an exhibit to this 10-KSB

LIMITATION OF LIABILITY AND INDEMNIFICATION MATTERS

Newgold's bylaws provide that it will indemnify its officers and directors, employees and agents and former officers, directors, employees and agents unless their conduct is finally adjudged as grossly negligent or to be willful misconduct. This indemnification includes expenses (including attorneys' fees), judgments, fines, and amounts paid in settlement actually and reasonably incurred by these individuals in connection with such action, suit, or proceeding, including any appeal thereof, subject to the qualifications contained in Delaware law as it now exists. Expenses (including attorneys' fees) incurred in defending a civil or criminal action, suit, or proceeding will be paid by Newgold in advance of the final disposition of such action, suit, or proceeding upon receipt of an undertaking by or on behalf of the director, officer, employee or agent to repay such amount, unless it shall ultimately be determined that he or she is entitled to be indemnified by Newgold as authorized in the bylaws. This indemnification will continue as to a person who has ceased to be a director, officer, employee or agent, and will benefit their heirs, executors, and administrators. These indemnification rights are not deemed exclusive of any other rights to which any such person may otherwise be entitled apart from the bylaws. Delaware law generally provides that a corporation shall have the power to indemnify persons if they acted in good faith in a manner reasonably believed to be in, or not opposed to, the best interests of the corporation and, with respect to any criminal action or proceeding, had no reasonable cause to believe the conduct was unlawful. In the event any such person is judged liable for negligence or misconduct, this indemnification will apply only if approved by the court in which the action was pending. Any other indemnification shall be made only after the determination by Newgold's Board of Directors (excluding any directors who were party to such action), by independent legal counsel in a written opinion, or by a majority vote of stockholders (excluding any stockholders who were parties to such action) to provide such indemnification.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 (the "1933Act") may be permitted to directors, officers and controlling persons of the small business issuer pursuant to the foregoing provisions, or otherwise, the small business issuer has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the 1933 Act and is, therefore, enforceable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth the number of shares of Newgold's Common Stock beneficially owned as of April 15, 2005 by, (i) each executive officer and director of Newgold; (ii) all executive officers and directors of Newgold as a group; and (iii) owners of more than 5% of Newgold's Common Stock.

   --------------------------------------- ----------------------- ------------------------ -------------------
   NAME AND ADDRESS OF BENEFICIAL OWNER           POSITION            NUMBER OF SHARES           PERCENT
                                                                     BENEFICIALLY OWNED
   --------------------------------------- ----------------------- ------------------------ -------------------

   OFFICERS AND DIRECTORS
   --------------------------------------- ----------------------- ------------------------ -------------------
   Scott Dockter                              Chairman and CEO          6,806,809(1)              13.95%
   P.O. Box 1626
   Shingle Springs, CA  95682
   --------------------------------------- ----------------------- ------------------------ -------------------

   --------------------------------------- ----------------------- ------------------------ -------------------
   James Kluber                             CFO, Executive Vice         1,395,007(2)              2.86%
   P.O. Box 1626                               President, and
   Shingle Springs, CA  95682                    Secretary
   --------------------------------------- ----------------------- ------------------------ -------------------
   All officers and  directors as a group                                 8,201,816               16.81%
   ( 2 individuals)
   --------------------------------------- ----------------------- ------------------------ -------------------

   --------------------------------------- ----------------------- ------------------------ -------------------
   SHAREHOLDERS OWNING 5% OR MORE                   None
   --------------------------------------- ----------------------- ------------------------ -------------------

   --------------------------------------- ----------------------- ------------------------ -------------------

(1) Amount includes 3,859,769 shares issuable under stock warrants exercisable within 60 days of April 15, 2005. Amount excludes shares issuable pursuant to a convertible promissory note in the principal amount of $1,402,742.

(2) Amount represents 1,395,007 shares issuable under stock warrants exercisable within 60 days of April 15, 2005. Amount excludes shares issuable pursuant to a convertible promissory note in the principal amount of $209,251.

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

ITEM 12.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

ASD CORP, incorporated in the State of Delaware, is owned by Mr. A Scott Dockter, Chairman and CEO of Newgold. ASD CORP operates as an engineering and construction company. It is expectedthat ASD CORP will enter into agreements with Newgold to operate as the prime engineering and mining contractor for Newgold's mining related properties. Fees that would be paid to ASD CORP for such services will be at or below market rates earned by similar service providers.

During the 2005 fiscal year, the President of Newgold, Scott Dockter, had loaned Newgold an aggregate of $41,797 and was repaid $21,953. In October 2004 various loans made by Mr. Dockter were consolidated into a convertible promissory note which is due on September 30, 2005 and bears interest at 8% per annum. As of January 31, 2005, Mr. Dockter had loaned Newgold a total of $1,422,587 and accrued interest of $446,193. Mr. Dockter is the largest creditor of Newgold. In addition to the convertible promissory note, Mr. Dockter has been issued Warrants to purchase up to 3,859,769 shares of Newgold's common stock at an exercise price of $0.15/share.

Newgold is currently in negotiations to acquire additional mining properties located in the Battle Mountain, Nevada area known as the Red Caps group of claims and the BXA properties. Mining rights for these properties are currently held by ASDi, Corp., a company owned by Scott Dockter. While the due diligence process has been completed by Newgold, no final agreement or terms have been reached. Due to the conflict of interest in this transaction, any final agreement for Newgold to acquire these properties will be evaluated and approved by the disinterested members of Newgold's Board of Directors.

ITEM 13.        EXHIBITS


         Exhibit 2.1(4) Plan of Reorganization and Merger Agreement, dated as of July 23, 1999, between the Registrant and Business Web, Inc.
         Exhibit 2.2(6) First Amendment to Plan of Reorganization and Merger Agreement, dated as of October 31, 1999, between the Registrant and Business Web, Inc.
         Exhibit 2.3(7) Termination Agreement, dated as of December 27, 1999, between the Registrant and Business Web, Inc.
         Exhibit 3.1(2)    Certificate of Incorporation of the Registrant.
         Exhibit 3.2(1) Certificate of Amendment to Certificate of Incorporation of the Registrant.
         Exhibit 3.3(2)    Bylaws of the Registrant.
         Exhibit 10.1(3) Promissory Note between Newgold and A. Scott Dockter, dated April
                           2, 1997, for the principal amount of $100,000.
         Exhibit 10.2(3) Promissory Note between Newgold and A. Scott Dockter, dated April
                           17, 1997, for the principal amount of $50,000.
         Exhibit 10.3(3) Promissory Note between Newgold and A. Scott Dockter, dated April
                           30, 1997, for the principal amount of $20,000.
         Exhibit 10.4(3) Promissory Note between Newgold and A. Scott Dockter, dated May
                           30, 1997, for the principal amount of $35,000
         Exhibit 10.5(5) Promissory Note between Newgold and A. Scott Dockter, dated December 24, 1998, for the principal amount of $24,000.
         Exhibit 10.6(7) Warrant to Purchase shares of Common Stock of Business Web, Inc.
         Exhibit 14        Code of Business Conduct and Ethics.
         Exhibit 31.1 Certification by CEO pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002.
         Exhibit 31.2 Certification by CFO pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002.
         Exhibit 32 Certification pursuant to Section 906 of the Sarbanes -Oxley Act of 2002.
--------------------
(1) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1996 filed with the omission on January 22, 1997.
(2) Incorporated by reference to the Registrant's Registration Statement on Form SB-2 (File No. 33-49920) filed with the Commission on October 14, 1993.
(3) Incorporated by reference to Registrant's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1997 filed with the Commission on June 30, 1997.
(4) Incorporated by reference to Registrant's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1999 filed with the Commission on October 1, 1999.
(5) Incorporated by reference to Registrant's First Amendment to Annual Report on Form 10-KSB for the fiscal year ended January 31, 1999, filed with the Commission on October 20, 1999.
(6) Incorporated by reference to Registrant's Form 8-K filed with the Commission on November 2, 1999.
(7)   Incorporated   by  reference  to
     Registrant's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2000 filed with the Commission on May 17, 2000.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

During Newgold's fiscal years ended January 31, 2004 and January 31, 2005, Newgold was billed the following aggregate fees by Singer Lewak Greenbaum & Goldstein LLP ("SLGG").

Audit Fees.
----------

The aggregate fees billed by SLGG to Newgold for professional services rendered for the audit of Newgold's financial statements for the fiscal year, for reviews of the financial statements included in Newgold's Forms 10-QSB for the fiscal year, and for services provided by SLGG in connection with statutory or regulatory filings for the fiscal year, were $12,759 for the fiscal year ended 2004 and $25,000 for the fiscal year ended 2005.

All Other Fees.
--------------

No fees were billed by SLGG to Newgold for products and services rendered for fiscal years 2004 and 2005, relating to Audit-Related Fees, Tax Fees or other accounting fees.

All of the services performed by SLGG during fiscal year 2005 were pre-approved by Newgold's Board of Directors, which concluded that the provision of the non-audit services described above is compatible with maintaining the accountant's independence.

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

                                  NEWGOLD, INC.


Date: May 2, 2005                       By/s/ Scott Dockter
                                          -------------------------------------
                                          A. Scott Dockter
                                          President and Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                        TITLE                        DATE
---------                        -----                        ----

/s/ Scott Dockter       Chairman of the Board and          May 2, 2005
A. Scott Dockter        President



/s/ James Kluber        Director, Secretary and
James W. Kluber         Chief Financial Officer            May 2, 2005
                        (Principal Financial and Accounting Officer)