Form 10QSB
period 2005-04-30
NEWGOLD INC
filed 2005-06-13
CIK 878808

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2005

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                   EXCHANGE ACT FOR THE TRANSITION PERIOD FROM
                       _______________ to _______________

                         Commission File Number 0-20722

                                  NEWGOLD, INC.
        (Exact name of small business issuer as specified in its charter)



            DELAWARE                                  16-1400479
--------------------------------------- ----------------------------------------
(State of other jurisdiction of             (I.R.S. Employer Identification
incorporation or organization)                          Number)



     400 Capitol Mall, Suite 900
        Sacramento, California                          95814
--------------------------------------- ----------------------------------------
(Address of Principal Executive Offices)               Zip Code


               Issuer's telephone number:            (916) 449-3913


Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                         YES   X                        NO

Common stock, $0.001 par value, 50,777,841 issued and outstanding as of June 1, 2005.

Transitional Small Business Disclosure Format:                Yes ____ No __X___

                                      INDEX

                                                                            Page

PART I - FINANCIAL INFORMATION................................................3

        ITEM 1.   FINANCIAL STATEMENTS........................................3

        ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                  OPERATIONS.................................................16

        ITEM 3.  CONTROLS AND PROCEDURES.....................................23

PART II - OTHER INFORMATION..................................................24

        ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES.....................24

        ITEM 5.  OTHER INFORMATION...........................................25

        ITEM 6.  EXHIBITS ...................................................25

                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


                                  NEWGOLD, INC.
                     INDEX TO UNAUDITED FINANCIAL STATEMENTS



                                                                          Page
                                                                          ----

       Condensed Balance Sheet as of April 30, 2005 (Unaudited)            4

       Condensed Statements of Operations for the three months
       ended April 30, 2005 and 2004 (Unaudited)                           5

       Condensed Statements of Comprehensive Loss for the three months
       ended April 30, 2005 and 2004 (Unaudited)                           6

       Condensed Statements of Cash Flows for the three months
       ended April 30, 2005 and 2004 (Unaudited)                           7

       Notes to Unaudited Financial Statements                           8-15

                                                                   NEWGOLD, INC.
                                                         CONDENSED BALANCE SHEET
                                                                  April 30, 2005
                                                                     (Unaudited)
--------------------------------------------------------------------------------

                                     ASSETS

Current assets
     Cash                                                        $     243,192
     Travel advance                                                      2,657
                                                                 --------------

              Total current assets                                     245,849

Other Assets
     Deferred reclamation costs                                        513,946
                                                                 --------------

              Total other assets                                       513,946
                                                                 --------------

                  Total assets                                   $     759,795
                                                                 ==============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
     Accounts payable                                            $     538,276
     Accrued expenses                                                1,708,409
     Accrued reclamation costs                                         513,946
     Notes payable due to individuals and officers                   1,327,147
                                                                 --------------

         Total current liabilities                                   4,087,778

Deferred revenue                                                       800,000
                                                                 --------------

         Total liabilities                                           4,887,778

Commitments and contingencies

Shareholders' deficit
     Common stock, $0.001 par value
         250,000,000 shares authorized
         50,777,841 shares issued and outstanding                       50,778
     Additional paid in capital                                     12,795,245
     Accumulated deficit                                           (16,974,006)

              Total shareholders' deficit                           (4,127,983)
                                                                 --------------

                  Total liabilities and shareholders' deficit    $     759,795
                                                                 ==============

    The accompanying notes are an integral part of these financial statements

                                                                   NEWGOLD, INC.
                                              CONDENSED STATEMENTS OF OPERATIONS
                                            For the Three Months Ended April 30,
                                                                     (Unaudited)

--------------------------------------------------------------------------------

                                                        2005            2004
                                                    -----------     -----------


Net sales                                           $        -      $        -

Cost of goods sold                                      29,000           5,000
                                                    -----------     -----------

Gross loss                                             (29,000)         (5,000)

Operating expenses                                    (202,880)        (75,375)
                                                    -----------     -----------

Loss from operations                                  (231,880)        (80,375)
                                                    -----------     -----------

Other income (expense)
         Interest expense                             (356,824)        (47,565)
                                                    -----------     -----------

         Total other income (expense)                 (356,824)        (47,565)
                                                    -----------     -----------

Net loss                                            $ (588,704)     $ (127,940)
                                                    ===========     ===========

Basic and diluted loss per share                    $    (0.01)     $    (0.01)
                                                    ===========     ===========

Basic and diluted weighted-average
         shares outstanding                         49,446,380      47,606,174
                                                    ===========     ===========

    The accompanying notes are an integral part of these financial statements

                                                                   NEWGOLD, INC.
                                      CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
                                            For the Three Months Ended April 30,
                                                                     (Unaudited)

--------------------------------------------------------------------------------

                                                     2005               2004
                                                 ------------     ------------
Net loss                                         $  (588,704)     $   (127,940)

Other comprehensive loss
     Unrealized loss from
         marketable securities                             -           (30,618)
                                                 ------------     ------------

Comprehensive loss                               $  (588,704)     $   (158,558)
                                                 ============     ============

    The accompanying notes are an integral part of these financial statements

                                                                                     NEWGOLD, INC.
                                                                CONDENSED STATEMENTS OF CASH FLOWS
                                                              For the Three Months Ended April 30,
                                                                                       (Unaudited)

--------------------------------------------------------------------------------------------------

                                                                          2005            2004
                                                                     ------------     ------------
Cash flows from operating activities
     Net loss                                                        $  (588,704)     $  (127,940)
     Adjustments to reconcile net loss to net cash
         used in operating activities
              Accretion of warrants issued as a debt discount            294,192           15,980
              Accretion of beneficial conversion of warrants              26,868                -
              (Increase) Decrease in
                  Deposits                                                     -           11,000
                  Travel advance                                            (657)               -
              Increase (Decrease) in
                  Accounts payable                                       (30,000)               -
                  Accrued salaries and benefits                          (50,237)          40,000
                  Accrued expenses                                             -           51,275
                                                                     ------------     ------------
                      Net cash (used) provided by
                           operating activities                         (348,538)          (9,685)
                                                                     ------------     ------------
Cash flows from investing activities                                           -                -

Cash flows from financing activities
     Proceeds from the issuance of common stock                          575,000                -
     Proceeds from note payable                                                -           10,000
     Repayments of note payable                                                -             (350)
                                                                     ------------     ------------

                  Net cash provided (used) by financing activities       575,000            9,650

                      Net increase (decrease) in cash                    226,462              (35)

Cash, beginning of period                                                 16,730            5,967
                                                                     ------------     ------------
Cash, end of period                                                  $   243,192      $     5,932
                                                                     ============     ============


    The accompanying notes are an integral part of these financial statements

                                                                   NEWGOLD, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                       For the Three Months Ended April 30, 2005
                                                                     (Unaudited)

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


NOTE 2 - GOING CONCERN

         These financial statements have been prepared on a going concern basis. However, during the year ended January 31, 2005, the Company incurred a net loss of $1,278,140 and had negative cash flows from operations of $353,201. In addition, the Company had an accumulated shareholders' deficit of $4,114,280 at January 31, 2005. The Company's ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. Since inception, the Company has satisfied its capital needs by issuing equity securities.

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

         Stock-Based Compensation
         ------------------------
         SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," defines a fair value based method of accounting for stock-based compensation. However, SFAS No. 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting method of APB No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value method of accounting defined in SFAS No. 123 had been applied. The Company has elected to account for its stock-based compensation to employees using the intrinsic value method under APB No. 25. There were no stock options granted or outstanding for the three months ended April 30, 2005 and 2004.

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

         The  following   common  stock   equivalents  were  excluded  from  the
         calculation of diluted loss per share since their effect would have been anti-dilutive:

                                                       2005              2004
                                                    ----------        ---------
                      Warrants                      13,324,583        3,782,562

         Recent Accounting Pronouncements
         In March 2005, the FASB issued FASB Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations". FIN No. 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, "Accounting for Asset Retirement
         Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005 for calendar-year companies). Retrospective application of interim financial information is permitted but is not required. Management does not expect adoption of FIN No. 47 to have a material impact on the Company's financial statements.


NOTE 4 - MARKETABLE SECURITIES AVAILABLE FOR SALE

         At April 30, 2005 the Company held no marketable securities available for sale. At April 30, 2004 the Company held 71,205 common shares of NutraCea which was accounted for as an investment in marketable securities. During the quarter ended April 30, 2004, unrealized holding losses of $30,618 were recorded in Other comprehensive loss to reflect the market value decrease during the period. In October 2004 the Company sold all of its investment in marketable securities.

NOTE 5 - PROPERTY AND EQUIPMENT

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

         All office furniture and equipment has been fully depreciated as of April 30, 2005.

NOTE 6 - NOTES PAYABLE TO RELATED PARTIES AND INDIVIDUALS

         Unsecured notes payable to individuals and related parties consist of the following at April 30, 2005:

         Loans from officers:
           Convertible notes payable                          $1,611,993
              The notes bear interest at 8% per year.
              In October 2004, the Company consolidated the amounts owed to the Chief Executive Officer and the Chief Financial Officer referred to in Note 9 (excluding accrued interest payable) into new convertible notes payable due September 30, 2005. The notes and any interest accrued on the new notes are convertible into common shares of the Company at a conversion price of $0.15 per share. In connection with the loans, warrants to purchase 5,798,140 and 1,395,007 shares of common stock have been issued to the Chief Executive Officer and the Chief Financial Officer, respectively.

           Term notes payable                                    $19,844
               The notes bear interest at 8% per year.
               The notes are due January 31, 2006. The Company is not in default with respect to these loans. In connection with the loans, warrants to purchase 141,540 shares of common stock have been issued. The warrants have been valued using the Black-Scholes option pricing model (see Note 8). The warrants were issued at $0.15 per share and expire in five years from the date of issuance.

           Loan from individual                                 $176,500
              The note bears interest at 8% per year.
              The note is currently due. The Company is in default with respect to this loan.

           Other non-interest bearing advances                    47,038
           Unamortized warrant expense                          (528,228)
              Total notes payable to individuals
                        and related parties                   $1,327,147

         Interest expense was $356,824 and $47,565 for the quarters ended April 30, 2005 and 2004, respectively.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

         Except for the advance royalty and rent payments noted below, the Company is not obligated under any capital leases or non-cancelable operating lease with initial or remaining lease terms in excess of one year as of April 30, 2005. However, minimum annual royalty payments are required to retain the lease rights to the Company's properties.

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

NOTE 8 - SHAREHOLDERS' DEFICIT

         Common Stock
         ------------
         In March 2005 a Special Meeting of Shareholders of the Company was held for the purpose of amending the Articles of Incorporation to affect an increase in the authorized shares of common stock issuable to 250,000,000 shares. At the meeting the proposal was approved by the shareholders, with a total of 31,392,611 shares voting in favor of the amendment, 411,711 voting against the amendment and 10,207 shares abstained from voting.

         In February 2005 the Company issued 500,000 shares of common stock at a price of $0.15 per share to an investor for total proceeds of $75,000. Additionally, 500,000 warrants to purchase common stock at a price of $0.30 per share were issued to the investor. The warrants expire three years from the date of issuance.

         In April 2005 the Company issued 2,000,000 shares of common stock at a price of $0.25 per share to investors for total proceeds of $500,000. Additionally, 1,000,000 warrants to purchase common stock at a price of $0.50 per share were issued to the investors. The warrants expire three years from the date of issuance.

         Warrants
         --------
         The Company has issued common stock warrants to officers of the Company as part of certain financing transactions (see Note 6). The Company has also issued warrants as part of the issuance of common stock (see this Note 8).

         The fair market value of warrants issued during the quarter ended April 30, 2005 in conjunction with the issuance of common stock was determined to be $312,122 and was calculated under the Black-Scholes option pricing model with the following assumptions used:

                  Expected life                         3 years
                  Risk free interest rate               4.01%
                  Volatility                            199.8%
                  Expected dividend yield               None

         The fair value of these warrants has been recorded as both a debit and credit to additional paid in capital.

         The following table presents warrant activity from January 31, 2005 through April 30, 2005:

                                                                   Weighted-
                                                                   Average
                                                     Number        Exercise
                                                     of Shares       Price

                  Outstanding, January 31, 2005      11,724,583    $   0.16
                    Granted                           1,500,000    $   0.43

                      Outstanding, April 30, 2005    13,224,583    $   0.19
                      Exercisable, April 30, 2005    13,224,583    $   0.19

NOTE 9 - RELATED PARTY TRANSACTIONS

         Loans from officers
         -------------------
         During prior periods, the Chief Executive Officer and Chairman of the Company, loaned the Company an aggregate of $1,422,587. As of April 30, 2005 the net principal balance owing to him was $1,422,587 and accrued interest payable was $449,931. See Note 6.

         During prior periods, the Chief Financial Officer and Secretary of the Company, loaned the Company an aggregate of $209,251. As of April 30, 2005 the net principal balance owing to him was $209,251 and accrued interest payable was $9,858. See Note 6.

         Accrued Payroll and Expenses Owed to Officers
         ---------------------------------------------
         As of April 30, 2005 the Company owed the Chief Financial Officer and Secretary of the Company $93,500 for back wages and $6,000 for accrued expenses.

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

         Our operating plan is to place our mining claims into profitable production by the end of fiscal 2006, and use the net proceeds from these operations to fund ongoing exploration and development of our property holdings. Through the use of joint ventures, royalties, arrangements and partnerships, we intend to progressively enlarge the scope and scale of the mining and processing operations, thereby increasing both our annual revenues and ultimately our net profits. Our objective is to achieve annual growth rates in revenue and net profits for the foreseeable future;

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

Operating Results for the Fiscal Quarters Ended April 30, 2005 and 2004

Although the Company commenced efforts to re-establish its mining business early in fiscal year 2004, no mining operations have commenced and no revenues have been recognized during the quarters ended April 30, 2005 and 2004, respectively. The Company hopes to be able to commence generating revenues from mining operations during the 2006 fiscal year. The Company has granted a 4% net smelting return royalty to a third party related to the Relief Canyon mining property which has been recorded as an $800,000 deferred option income.

During the quarter ended April 30, 2005 the Company spent $29,000 on exploration expenses related to the Relief Canyon mining property. Exploration expenses expended during the same quarter ended April 30, 2004 were $5,000. These expenses relate primarily to maintenance and retention costs required to maintain the Company's mining claims. The Company incurred operating expenses of $202,880 during the quarter ended April 30, 2005. Of this amount, $93,500 reflects officer compensation and related payroll taxes during the quarter, $22,323 reflect promotional expense and $59,848 reflect fees for outside professional services. A large portion of the outside professional services reflects legal and accounting work pertaining to Newgold's annual report on Form 10-KSB for fiscal year 2005 and for the amended annual report on Form 10-KSB/A for fiscal year 2004. During the quarter ended April 30, 2004 the Company incurred operating expenses of $75,375 of which $55,000 represents officer compensation, $8,190 reflecting payroll penalties and $11,000 reflect fees for outside professional services. It is anticipated that both exploration costs and operating expenses will increase significantly as the Company resumes its mining operations and exploration program.

The Company incurred interest expense of $356,824 during the quarter ended April 30, 2005 which compares to interest expenses of $47,565 incurred during the same quarter ended April 30, 2004. Although the amount of loans outstanding during the first quarter of fiscal 2006 only increased by approximately $220,000 compared to the first quarter of fiscal 2005, the increase in additional interest expense was primarily due to the increase in accretion of warrants issued in October 2004 as a debt discount.

The Company's total net loss for the quarter ended April 30, 2005 increased to $588,704 compared to a net loss of $127,940 incurred for the same quarter ended April 30, 2004. The larger net loss in the current fiscal year reflects the substantial increase in operating expenses and interest expense as well as a lack of revenues recognized during the first quarter of fiscal year 2006.

LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred significant operating losses during the last two fiscal years and during the quarter ended April 30, 2005 which has resulted in an accumulated deficit of $16,974,006 as of the end of the first quarter of fiscal year 2006. At April 30, 2005, the Company had cash and other current assets of $245,848 and a net working capital deficit of $3,841,930. Since the resumption of its business in February 2003, the Company has been dependent on borrowed or invested funds in order to finance its ongoing operations. As of April 30, 2005, the Company had outstanding notes payable in the gross principal amount of $1,855,375 (net balance of $1,327,147 after $528,228 of note payable discount) which reflects an increase of $219,445 compared to notes payable in the gross principal amount of $1,635,930 (net balance of $1,593,840 after $42,090 of note payable discount) as of April 30, 2004.

As of April 30, 2005, we were in default on two promissory notes due to unrelated parties in the principal amounts of $19,844 and $176,500.

In the quarter ended April 30, 2005 Newgold raised a total of $575,000 through the sale of 2,500,000 shares of its restricted stock.

By attempting to resume mining operations, the Company will require approximately $3 million to $5 million in additional working capital above the current working capital deficiency to bring the mine into full production. It is the Company's intention to pursue several possible funding opportunities including the sale of additional securities or the incurring of additional debt.

Due to the Company's continuing losses from its business operations, the independent auditor's report dated April 15, 2005, includes a "going concern"
explanation relating to the fact that the Company's continuation is dependent upon obtaining additional working capital either through significantly increasing revenues or through outside financing. As of April 30, 2005, Newgold's principal commitments included its obligation to pay ongoing maintenance fees on its 78 unpatented mining claims.

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

Management of the Company believes that it will need to raise additional capital to continue to develop, promote and conduct its mining operations. Such additional capital may be raised through public or private financing as well as borrowing from other sources. To date, the Company's President has paid a substantial portion of the Company's expenses since restarting its business in February 2003. Although the Company believes that these creditors and investors will continue to fund the Company's expenses based upon their significant debt or equity interest in Newgold, there is no assurance that such investors will continue to pay the Company's expenses. If adequate funds are not otherwise available, the Company would not be able to establish or sustain mining operations.

Off-Balance Sheet Arrangements
------------------------------
During the fiscal quarter ended April 30, 2005, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.

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

Newgold will need additional funds to finance its mining and exploration activities as well as fund its current operations. It currently has limited cash reserves and a working capital deficit and is unable to fund its operations from revenues. Consequently, its ability to meet its obligations in the ordinary course of business is dependent upon its ability to raise additional financing through public or private equity financings, establish increasing cash flow from operations, enter into joint ventures or other arrangements with corporate sources, or secure other sources of financing to fund operations.

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


Mining is subject to extensive regulation by state and federal regulatory authorities. State and federal statutes regulate environmental quality, safety, exploration procedures, reclamation, employees' health and safety, use of explosives, air quality standards, pollution of stream and fresh water sources, noxious odors, noise, dust, and other environmental protection controls as well as the rights of adjoining property owners. Newgold believes that, it is currently operating in compliance with all known safety and environmental standards and regulations applicable to its Nevada property. Currently, Newgold is only permitted to carry on designated mining activities until it posts a reclamation bond and the mining property is brought into compliance with the requirements of the Nevada Department of Environmental Protection. Permitting Newgold's mining property for full exploration and mining activities is expected to take 6 to 15 months. However, there can be no assurance that permits will be granted or that future changes in federal or Nevada laws, regulations or interpretations thereof will not have a material adverse affect on Newgold's ability to resume and sustain mining operations.



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


CRITICAL ACCOUNTING POLICIES

Newgold's discussion and analysis of its financial conditions and results of operations are based upon its financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of financial statements requires management to make estimates and disclosures on the date of the financial statements. On an on-going basis, Newgold evaluates its estimates, including, but not limited to, those related to revenue recognition. The Company uses authoritative pronouncements, historical experience and other assumptions as the basis for making judgments. Actual results could differ from those estimates. Newgold believes that the following critical accounting policies affect its more significant judgments and estimates in the preparation of its financial statements.

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

Recent Accounting Pronouncements
--------------------------------
In March 2005, the FASB issued FASB Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations". FIN No. 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005 for calendar-year companies). Retrospective application of interim financial information is permitted but is not required. Management does not expect adoption of FIN No. 47 to have a material impact on the Company's financial statements.

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

                           PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

SALES OF UNREGISTERED SECURITIES DURING THE QUARTER

In February 2005 the Company issued 500,000 shares of commons stock at a price of $0.15 per share to an investor for total proceeds of $75,000. Additionally, 500,000 warrants to purchase common stock at a price of $0.30 per share were issued to the investor. The warrants expire three years from the date of issuance. The shares were offered and sold exclusively to individuals residing or entities formed outside the United States and are not deemed to be "U.S. persons" as that term is defined under Regulation S of the Securities Act of 1933 (the "1933 Act"). Each investor represented that it is purchasing such shares for its own account. Both the offer and the sale of the Newgold shares were made outside the United States and are deemed to be "offshore transactions" as that term is defined under Regulation S. The share certificate contains a legend indicating that such shares can only be transferred in compliance with the provisions of Regulation S. In light of the foregoing, such sales were deemed exempt from registration pursuant to Regulation S of the 1933 Act. The shares are deemed to be "restricted securities" as defined in Rule 144 under the 1933 Act.

In April 2005 the Company issued 2,000,000 shares of commons stock at a price of $0.25 per share to investors for total proceeds of $500,000. Additionally, 1,000,000 warrants to purchase common stock at a price of $0.50 per share were issued to the investors. The warrants expire three years from the date of issuance. 1,000,000 of the shares were offered and sold exclusively to individuals residing or entities formed outside the United States and are not deemed to be "U.S. persons" as that term is defined under Regulation S. Each investor represented that it is purchasing such shares for its own account. Both the offer and the sale of the Newgold shares were made outside the United States and are deemed to be "offshore transactions" as that term is defined under Regulation S. The share certificate contains a legend indicating that such shares can only be transferred in compliance with the provisions of Regulation
S. In light of the foregoing, such sales were deemed exempt from registration pursuant to Regulation S of the 1933 Act. The shares are deemed to be "restricted securities" as defined in Rule 144 under the 1933 Act. The issuances of the other 1,000,000 shares were made without any public solicitation to two investors and were acquired for investment purposes only. The investors had access to information about Newgold and were deemed capable of protecting their own interests. The issuance of the stock and warrants were made in reliance upon the exemption from registration set forth in Section 4(2) of the 1933 Act as a transaction not involving a public offering. The stock and warrants are deemed to be "restricted securities" as defined in Rule 144 under the 1933 Act.

Prior issuances of the Company's common stock during fiscal years 2005 and 2004 have been reported in the Company's prior filings with the Securities and Exchange Commission.

ITEM 5.  OTHER INFORMATION

Effective   June  7,  2005  Newgold  was  cleared  to  resume   trading  on  the
Over-the-Counter Bulletin Board trading service. Newgold's trading symbol is NGLD.

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

Dated:  June 10, 2005                       NEWGOLD, INC.


                                  /s/SCOTT DOCKTER
                                  ----------------------------------------------
                                  Scott Dockter, President and Chief Executive
                                  Officer


                                  /s/JAMES KLUBER
                                  ----------------------------------------------
                                  James Kluber, Principal Accounting Officer and Chief Financial Officer