Form 10QSB
period 2005-07-31
NEWGOLD INC
filed 2005-09-13
CIK 878808

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2005

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                   EXCHANGE ACT FOR THE TRANSITION PERIOD FROM
                       _______________ to _______________

                         Commission File Number 0-20722

                                  NEWGOLD, INC.
                                  -------------
        (Exact name of small business issuer as specified in its charter)



              DELAWARE                                  16-1400479
   ---------------------------------        ---------------------------------
    (State of other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)               Identification Number)


     400 Capitol Mall, Suite 900
        Sacramento, California                            95814
   ---------------------------------        ---------------------------------
        (Address of Principal                            Zip Code
          Executive Offices)


                    Issuer's telephone number: (916) 449-3913


Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                      YES   X                        NO
                         -------                       -------

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)

                      YES                            NO   X
                         -------                       -------

Common stock, $0.001 par value, 63,104,072 issued and outstanding as of September 5, 2005.

Transitional Small Business Disclosure Format:    Yes          No   X
                                                     -------     -------

                                      INDEX



PART I - FINANCIAL INFORMATION.................................................3

        ITEM 1.   FINANCIAL STATEMENTS.........................................3

        ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                  OPERATIONS..................................................16

        ITEM 3.   CONTROLS AND PROCEDURES.....................................23

PART II - OTHER INFORMATION...................................................25

        ITEM 2.   UNREGISTERED SALES  OF EQUITY SECURITIES AND USE OF
                  PROCEEDS....................................................25

        ITEM 5.   OTHER INFORMATION...........................................26

        ITEM 6.   EXHIBITS ...................................................26

                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


                                  NEWGOLD, INC.
                     INDEX TO UNAUDITED FINANCIAL STATEMENTS



                                                                            Page

Condensed Balance Sheet as of July 31, 2005 (Unaudited)                       4

Condensed Statements of Operations for the three months and six
    months ended July 31, 2005 and 2004 (Unaudited)                           5

Condensed Statements of Comprehensive Loss for the three months
    and six months ended July 31, 2005 and 2004 (Unaudited)                   6

Condensed Statements of Cash Flows for the six months
    ended July 31, 2005 and 2004 (Unaudited)                                  7

Notes to Unaudited Financial Statements                                     8-15

                                                                   NEWGOLD, INC.
                                                         CONDENSED BALANCE SHEET
                                                                   JULY 31, 2005
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

                                     ASSETS

CURRENT ASSETS
     Cash                                                       $        31,326
     Travel advance                                                       2,657
                                                               ----------------

              Total current assets                                       33,983

OTHER ASSETS
     Deferred reclamation costs                                         513,946
                                                               ----------------

              Total other assets                                        513,946
                                                               ----------------

                  TOTAL ASSETS                                  $       547,929
                                                               ================

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                           $       586,438
     Accrued expenses                                                 1,315,860
     Accrued reclamation costs                                          513,946
     Notes payable due to individuals and officers                      257,672
                                                               ----------------

         Total current liabilities                                    2,673,916
                                                               ----------------

DEFERRED REVENUE                                                        800,000
                                                               ----------------

         Total liabilities                                            3,473,916

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
     Common stock, $0.001 par value
         250,000,000 shares authorized
         63,104,072 shares issued and outstanding                        63,104
     Additional paid in capital                                      14,647,544
     Accumulated deficit                                            (17,636,635)
                                                               ----------------

              Total shareholders' deficit                            (2,925,987)
                                                               ----------------

                  TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT   $       547,929
                                                               ================

                                        4
    The accompanying notes are an integral part of these financial statements

                                                                   NEWGOLD, INC.
                                              CONDENSED STATEMENTS OF OPERATIONS
                                     FOR THE SIX AND THREE MONTHS ENDED JULY 31,
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

                                                           For the Six Months Ended             For the Three Months Ended
                                                                   July 31,                               July 31,
                                                         ----------------------------          ----------------------------
                                                             2005            2004                  2005            2004
                                                         ------------    ------------          ------------    ------------
NET SALES                                                $         -     $         -           $         -     $         -

COST OF GOODS SOLD                                           139,700          10,000               110,700           5,000
                                                         ------------    ------------          ------------    ------------

GROSS LOSS                                                  (139,700)        (10,000)             (110,700)         (5,000)

OPERATING EXPENSES                                          (384,571)       (152,782)             (181,692)        (77,407)
                                                         ------------    ------------          ------------    ------------

LOSS FROM OPERATIONS                                        (524,271)       (162,782)             (292,392)        (82,407)
                                                         ------------    ------------          ------------    ------------

OTHER (EXPENSE)
             Interest expense                               (727,061)        (99,405)             (370,237)        (51,841)
                                                         ------------    ------------          ------------    ------------

                 Total other (expense)                      (727,061)        (99,405)             (370,237)        (51,841)
                                                         ------------    ------------          ------------    ------------

NET LOSS                                                 $(1,251,332)    $  (262,187)          $  (662,629)    $  (134,248)
                                                         ============    ============          ============    ============

BASIC AND DILUTED LOSS PER SHARE                         $     (0.02)    $     (0.01)          $     (0.01)    $     (0.01)
                                                         ============    ============          ============    ============

BASIC AND DILUTED WEIGHTED-
             AVERAGE SHARES
             OUTSTANDING                                  50,191,822      47,606,174            50,911,822      47,606,174
                                                         ============    ============          ============    ============













                                        5
    The accompanying notes are an integral part of these financial statements

                                                                   NEWGOLD, INC.
                                      CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
                                     FOR THE SIX AND THREE MONTHS ENDED JULY 31,
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

                                                           For the Six Months Ended             For the Three Months Ended
                                                                   July 31,                               July 31,
                                                         ----------------------------          ----------------------------
                                                             2005            2004                  2005            2004
                                                         ------------    ------------          ------------    ------------
NET LOSS                                                 $(1,251,332)    $  (262,187)          $  (662,629)    $  (134,248)

OTHER COMPREHENSIVE LOSS
      Unrealized loss from
           marketable securities                                   -         (49,843)                    -         (19,225)
                                                         ------------    ------------          ------------    ------------

COMPREHENSIVE LOSS                                       $(1,251,332)    $  (312,030)          $  (662,629)    $  (153,473)
                                                         ============    ============          ============    ============



































                                        6
    The accompanying notes are an integral part of these financial statements

                                                                   NEWGOLD, INC.
                                              CONDENSED STATEMENTS OF CASH FLOWS
                                               FOR THE SIX MONTHS ENDED JULY 31,
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                      2005               2004
                                                                                ---------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                   $   (1,251,332)    $      (262,187)
     Adjustments to reconcile net loss to net cash
         used in operating activities
              Accretion of warrants issued as a debt discount                          585,006              35,337
              Accretion of beneficial conversion of warrants                            69,320                   -
              Fair value of warrants issued for services                                15,690                   -
              (Increase) Decrease in
                  Deposits                                                                   -              22,000
                  Travel advance                                                          (657)                  -
              Increase (Decrease) in
                  Accounts payable                                                      18,160                   -
                  Accrued salaries and benefits                                         34,676              82,500
                  Accrued expenses                                                    (477,460)            103,574
                                                                                ---------------    ----------------

                      Net cash (used) by
                           operating activities                                     (1,006,597)            (18,777)
                                                                                ---------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES                                                         -                   -

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from the issuance of common stock                                      2,423,935                   -
     Proceeds from note payable                                                              -              18,500
     Repayments of note payable                                                     (1,402,742)               (350)
                                                                                ---------------    ----------------

                  Net cash provided by financing activities                          1,021,193              18,150
                                                                                ---------------    ----------------

                      Net increase (decrease) in cash                                   14,596                (627)

CASH, BEGINNING OF PERIOD                                                               16,730               5,967
                                                                                ---------------    ----------------

CASH, END OF PERIOD                                                             $       31,326     $         5,340
                                                                                ===============    ================








                                        7
    The accompanying notes are an integral part of these financial statements

                                                                   NEWGOLD, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                          FOR THE SIX MONTHS ENDED JULY 31, 2005
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

         NEWGOLD, Inc. has been in the business of acquiring, exploring, developing, and producing gold properties. Newgold had rights to mine properties in Nevada and Montana. Its primary focus was on the Relief Canyon mine located near Lovelock, Nevada, where it has performed development and exploratory drilling and was in the process of obtaining permits to allow operation of the Relief Canyon Mine. In December 1997, Newgold placed the Relief Canyon Mine on care and maintenance status. From mid-2001 until the beginning of 2003 Newgold was essentially inactive, only continuing with some of the care and maintenance at Relief Canyon, as provided for by a non-affiliate company owned by the Chairman and CEO of Newgold.

         Newgold has embarked on a business strategy whereby it will invest in and/or manage gold mining and other mineral producing properties. Currently, Newgold's principal assets include various mineral leases associated with the Relief Canyon mine located near Lovelock, Nevada along with various items of mining equipment located at that site. Newgold's business will be to acquire, explore and, if warranted, develop various mining properties located in the state of Nevada. Newgold plans to carryout comprehensive exploration and development programs on its properties. While Newgold may fund and conduct these activities itself, Newgold's current plan is to outsource most of these activities through the use of various joint venture, royalty or partnership arrangements pursuant to which other companies would agree to finance and carryout the exploration and development programs on Newgold's mining properties. Consequently, Newgold's current plan will not require the hiring of significant amounts of mining employees but will require a smaller group of employees to monitor and/or supervise the mining and exploration activities of other entities in exchange for royalties or other revenue sharing arrangements.


NOTE 2 - GOING CONCERN

         These financial statements have been prepared on a going concern basis. However, during the year ended January 31, 2005, Newgold incurred a net loss of $1,278,140 and had negative cash flows from operations of $353,201. In addition, Newgold had an accumulated shareholders' deficit of $4,114,280 at January 31, 2005. Information for the six months ended July 31, 2005 include a net loss of $727,061; negative cash flows from operations of $1,006,597 and an accumulated shareholders' deficit of $2,925,987. Newgold's ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. Since inception, Newgold has satisfied its capital needs by issuing equity securities.

         Management plans to continue to provide for its capital needs during the year ended January 31, 2006 by issuing equity securities or incurring additional debt financing, with the proceeds to be used to re-establish mining operations at Relief Canyon as well as improve its working capital position. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should Newgold be unable to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation
         ---------------------
         These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to these rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Newgold's Form 10-KSB, as filed with the SEC for the year ended January 31, 2005.

         Cash and Cash Equivalents
         -------------------------
         For the purpose of the statements of cash flows, Newgold considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

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

         Comprehensive Income
         --------------------
         Newgold utilizes SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on available-for-sale marketable securities. Comprehensive income is presented in Newgold's financial statements since Newgold did have unrealized gain (loss) from changes in equity from available-for-sale marketable securities.

         Stock-Based Compensation
         ------------------------
         SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," defines a fair value based method of accounting for stock-based compensation. However, SFAS No. 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting method of APB No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value method of accounting defined in SFAS No. 123 had been applied. Newgold has elected to account for its stock-based compensation to employees using the intrinsic value method under APB No. 25. There were no stock options granted or outstanding for the three months ended July 31, 2005 and 2004.

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

         Loss Per Share
         --------------
         Newgold utilizes SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive.


         The  following   common  stock   equivalents  were  excluded  from  the
         calculation of diluted loss per share since their effect would have been anti-dilutive:

                                                 2005              2004
                                             ------------      ------------
               Warrants                       13,374,583         3,839,229

         Recent Accounting Pronouncements
         --------------------------------
         In March 2005, the FASB issued FASB Interpretation ("FIN") No. 47, "Accounting for

         Conditional Asset Retirement Obligations". FIN No. 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005 for calendar-year companies). Retrospective application of interim financial information is permitted but is not required. Management does not expect adoption of FIN No. 47 to have a material impact on Newgold's financial statements.

         In May 2005, the FASB issued Statement of Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections" an amendment to Accounting Principles Bulletin (APB) Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements" though SFAS No. 154 carries forward the guidance in APB No. 20 and SFAS No. 3 with respect to accounting for changes in estimates, changes in reporting entity, and the correction of errors. SFAS No. 154 establishes new standards on accounting for changes in accounting principles, whereby all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005.


NOTE 4 - MARKETABLE SECURITIES AVAILABLE FOR SALE

         At July 31, 2005 Newgold held no marketable securities available for sale. At July 31, 2004 Newgold held 71,205 common shares of NutraCea which was accounted for as an investment in marketable securities. Unrealized holding losses of $0 and $0 for the three and six months ended July 31, 2005, respectively, and $19,225 and $49,843 for the three months and six months ended July 31, 2004, respectively, were recorded in Other comprehensive loss to reflect the market value decrease during the period. In October 2004 Newgold sold all of its investment in marketable securities.

NOTE 5 - PROPERTY AND EQUIPMENT

         Newgold had previously determined that the value of its fixed assets at the Relief Canyon Mine were permanently impaired and wrote off assets with a basis of $800,000. If Newgold can reestablish mining operations at Relief Canyon it is possible that some of these assets could be utilized in such operations.

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

         All office furniture and equipment has been fully depreciated as of July 31, 2005.

NOTE 6 - NOTES PAYABLE TO RELATED PARTIES AND INDIVIDUALS

         Unsecured notes payable to individuals and related parties consist of the following at July 31, 2005:

         Loans from officers:
           Convertible notes payable                                  $ 209,251
               The notes bear interest at 8% per year.
               In October 2004, Newgold consolidated the amounts owed to the Chief Executive Officer and the Chief Financial Officer referred to in Note 9 (excluding accrued interest payable) into new convertible notes payable due September 30, 2005. The notes and any interest accrued on the new notes are convertible into common shares of Newgold at a conversion price of $0.15 per share. On July 31, 2005 the Chief Executive Officer converted his note payable and accrued interest payable on all of his notes payable into 12,326,231 common shares of Newgold. In connection with the loans, warrants to purchase 5,798,140 and 1,395,007 shares of common stock have been issued to the Chief Executive Officer and the Chief Financial Officer, respectively.

           Term notes payable                                         $  19,844
               The notes bear interest at 8% per year.
               The notes are due January 31, 2006. Newgold is not in default with respect to these loans. In connection with the loans, warrants to purchase 141,540 shares of common stock have been issued. The warrants have been valued using the Black-Scholes option pricing model (see Note 8). The warrants were issued at $0.15 per share and expire in five years from the date of issuance.

           Loan from individual                                       $ 176,500
               The note bears interest at 8% per year.
               The note is currently due. Newgold is in default with respect to this loan.

         Other non-interest bearing advances                             47,038
         Unamortized warrant expense                                    (55,932)
                                                                      ----------
               Total notes payable to individuals and related parties $ 396,701
                                                                      ==========

         Newgold recorded interest expense of $370,237 and $727,061 for the three months and six months ended July 31, 2005 compared to interest expense of $51,841 and $99,405 for the three months and six months ended July 31, 2004.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

         Except for the advance royalty and rent payments noted below, Newgold is not obligated under any capital leases or non-cancelable operating lease with initial or remaining lease terms in excess of one year as of July 31, 2005. However, minimum annual royalty payments are required to retain the lease rights to Newgold's properties.

         Relief Canyon Mine
         ------------------
         Newgold purchased the Relief Canyon Mine from J.D. Welsh Associates ("Welsh") in January 1995. The mine consisted of 39 claims and a lease for access to an additional 800 acres contiguous to the claims. During 1997, Newgold staked an additional 402 claims. Subsequent to January 31, 1998, Newgold reduced the total claims to 50 (approximately 1,000 acres). The annual payment to maintain these claims is $5,000. As part of the original purchase of Relief Canyon Mine, Welsh assigned the lease from Santa Fe Gold Corporation (Santa Fe) to Newgold. The lease granted Santa Fe the sole right of approval of transfer to any subsequent owner of the Relief Canyon Mine. Santa Fe had accepted lease and minimum royalty payments from Newgold, but has declined to approve the transfer. Due to Welsh's inability to transfer the Santa Fe lease, the original purchase price of $500,000 for Relief Canyon Mine was reduced by $50,000 in 1996 to $450,000.

         Subsequent to January 31, 1998, the lease was terminated by Santa Fe. Management believes loss of the Santa Fe lease will have no material adverse affect on the remaining operations of the mine operation or the financial position of Newgold.

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

         Litigation
         ----------
         On February 4, 2000, a complaint was filed against Newgold by Sun G. Wong in the Superior Court of Sacramento County, California (Case No. 00AS00690). In the complaint, Mr. Wong claims that he was held liable as a guarantor of Newgold in a claim brought by Don Christianson in a breach of contract action against Newgold. Despite the fact that Newgold settled the action with Mr. Christianson through the issuance of 350,000 shares of Newgold common stock, Mr. Wong, nevertheless, paid $60,000 to a third party claiming to hold Mr. Christianson's judgment pursuant to Mr. Wong's guaranty agreement. Similarly, Mr. Wong alleges that he was held liable as a guarantor for a debt of $200,000 owed by Newgold to Roger Primm with regard to money borrowed by Newgold. Mr. Primm filed suit against Newgold which was settled through the issuance of 300,000 shares of Newgold common stock. Nevertheless, Mr. Wong alleges that he remains liable to a third party claiming to hold Mr. Primm's judgment for up to $200,000 pursuant to his guaranty of such debt of Mr. Primm.

         On December 29, 2000, the superior court entered a default judgment against Newgold in the amount of $400,553 with regard to the Christianson judgment and an additional $212,500 in regard to the Primm judgment against Mr. Wong. Newgold believes that Mr. Wong was not obligated to pay any sums pursuant to his guarantees with regard to the Christianson and Primm judgments against Newgold and, as a result, Mr. Wong should not have any recourse against Newgold for reimbursement. Should Mr. Wong seek to assert these judgments against Newgold, Newgold cannot predict the outcome of any such action or the amount of expenses that would be ultimately incurred in defending any such claims. Newgold is currently negotiating a settlement with Mr. Wong, however there is no assurance that an acceptable settlement will be consummated.

         Newgold is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate dispositions of these matters will not have a material adverse effect on Newgold's financial position, results of operations or liquidity.

NOTE 8 - SHAREHOLDERS' DEFICIT

         Common Stock
         ------------
         In March 2005 a Special Meeting of Shareholders of Newgold was held for the purpose of amending the Articles of Incorporation to affect an increase in the authorized shares of common stock issuable to 250,000,000 shares. At the meeting the proposal was approved by the shareholders, with a total of 31,392,611 shares voting in favor of the amendment, 411,711 voting against the amendment and 10,207 shares abstained from voting.

         In February 2005 Newgold issued 500,000 shares of common stock at a price of $0.15 per share to an investor for total proceeds of $75,000. Additionally, 500,000 warrants to purchase common stock at a price of $0.30 per share were issued to the investor. The warrants expire three years from the date of issuance.

         In April 2005 Newgold issued 2,000,000 shares of common stock at a price of $0.25 per share to investors for total proceeds of $500,000. Additionally, 1,000,000 warrants to purchase common stock at a price of $0.50 per share were issued to the investors. The warrants expire three years from the date of issuance.

         In July 2005 Newgold issued 12,326,231 shares of common stock at a price of $0.15 per share to the Chief Executive Officer according to the terms of existing notes payable to the officer. The issuance
         resulted  in  the   repayment  of  principal   and  interest   totaling
         $1,848,935.

         Warrants
         --------
         Newgold has issued common stock warrants to officers of Newgold as part of certain financing transactions (see Note 6). Newgold has also issued warrants as part of the issuance of common stock (see this Note 8).

         The fair market value of warrants issued during the six months ended July 31, 2005 in conjunction with the issuance of common stock was determined to be $310,256 and was calculated under the Black-Scholes option pricing model with the following assumptions used:

                  Expected life                                 3 years
                  Risk free interest rate                       3.77% - 4.01%
                  Volatility                                    199.8% - 266.1%
                  Expected dividend yield                       None

         The fair value of $294,566 warrants has been recorded as both a debit and credit to additional paid in capital. The fair value of $15,690 warrants has been recorded as a debit to operating expense for services rendered and a credit to additional paid in capital.

         The following table presents warrant activity from January 31, 2005 through July 31, 2005:

                                                                 Weighted-
                                                                 Average
                                                  Number         Exercise
                                                of Shares          Price
                                               ------------    -------------

         Outstanding, January 31, 2005          11,724,583      $      0.16
           Granted                               1,650,000      $      0.43
                                               ------------    -------------

             Outstanding, July 31, 2005         13,374,583      $     0.19
                                               ============    =============
              Exercisable, July 31, 2005        13,374,583      $     0.19
                                               ============    =============

NOTE 9 - RELATED PARTY TRANSACTIONS

         Loans from officers
         -------------------
         During prior periods, the Chief Executive Officer and Chairman of Newgold loaned Newgold an aggregate of $1,422,587. As of July 31, 2005 the net principal balance owing to him was $19,844 and accrued interest payable was $32,007. See Note 6.

         During prior periods, the Chief Financial Officer and Secretary of Newgold loaned Newgold an aggregate of $209,251. As of July 31, 2005 the net principal balance owing to him was $209,251 and accrued interest payable was $14,136. See Note 6.

         Accrued Payroll and Expenses Owed to Officers
         ---------------------------------------------
         As of July 31, 2005 Newgold owed the Chief Financial Officer and Secretary of Newgold $93,500 for back wages and $6,000 for accrued expenses.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

CAUTION ABOUT FORWARD-LOOKING STATEMENTS

This Form 10-QSB includes "forward-looking" statements about future financial results, future business changes and other events that haven't yet occurred. For example, statements like Newgold "expects," "anticipates" or "believes" are forward-looking statements. Investors should be aware that actual results may differ materially from Newgold's expressed expectations because of risks and uncertainties about the future. Newgold does not undertake to update the information in this Form 10-QSB if any forward-looking statement later turns out to be inaccurate. Details about risks affecting various aspects of Newgold's business are discussed throughout this Form 10-QSB and should be considered carefully.

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

         Our operating plan is to place our mining claims into profitable production by the end of fiscal 2006 or early fiscal 2007, and use the net proceeds from these operations to fund ongoing exploration and development of our property holdings. Through the use of joint ventures, royalties, arrangements and partnerships, we intend to progressively enlarge the scope and scale of the mining and processing operations, thereby increasing both our annual revenues and ultimately our net profits. Our objective is to achieve annual growth rates in revenue and net profits for the foreseeable future;

     o We expect to make capital expenditures in fiscal years 2006 and 2007 of between $2.5 million and $4 million, including costs related to the resumption of mine operations and production at the Relief Canyon mine.

     o Due to the strengthening of the gold market, and consistent with our exploration growth strategy, we expect exploration, research and development expenditures in 2006 and 2007 will total between $500,000 and $1 million.

     o Additional funding or the utilization of other venture partners will be required for mining operations, exploration, research, development and operating expenses. In the past we have been dependent on the funding from the private placement of our securities as well as loans from related parties as the sole sources of capital to fund operations.

RESULTS OF OPERATION

Newgold resumed business operations after having been inactive from July 2001 until February 2003. Consequently, we are in the process of reinstituting our business and mining operations, the results of operations for the last two fiscal years will likely not be indicative of Newgold's current and future operations. The current management discussion and analysis should be read from the context of Newgold's recent resumption of its mining business.

Operating Results for the Fiscal Quarters Ended July 31, 2005 and 2004
----------------------------------------------------------------------

Although Newgold commenced efforts to re-establish its mining business early in fiscal year 2004, no mining operations have commenced and no revenues have been recognized during the quarters ended July 31, 2005 and 2004, respectively. Newgold hopes to be able to commence generating revenues from mining operations during the 2007 fiscal year. Newgold has granted a 4% net smelting return royalty to a third party related to the Relief Canyon mining property which has been recorded as an $800,000 deferred option income.

During the quarter ended July 31, 2005 Newgold spent $110,700 on reclamation and maintenance expenses related to the Relief Canyon mining property. Reclamation and maintenance expenses expended during the same quarter ended July 31, 2004 were $5,000. These expenses relate primarily to maintenance and retention costs required to maintain Newgold's mining claims. Newgold incurred operating expenses of $181,692 during the quarter ended July 31, 2005. Of this amount, $93,501 reflects officer compensation and related payroll taxes during the quarter, $19,440 reflect web site development expense and $46,090 reflect fees for outside professional services. A large portion of the outside professional services reflects legal and accounting work pertaining to Newgold's annual and quarterly reporting on Form 10-KSB and Form 10-QSB for fiscal years 2005 and 2006. During the quarter ended July 31, 2004 Newgold incurred operating expenses of $77,407 of which $55,000 represents officer compensation and related payroll taxes and $12,000 reflect fees for outside professional services. It is anticipated that both mining costs and operating expenses will increase significantly as Newgold resumes its mining operations and exploration program.

Newgold incurred interest expense of $370,237 during the quarter ended July 31, 2005 which compares to interest expenses of $51,841 incurred during the same quarter ended July 31, 2004. Although the amount of loans outstanding during the second quarter of fiscal 2006 were unchanged (until the last day of the quarter) compared to the second quarter of fiscal 2005, the increase in additional interest expense was primarily due to the increase in accretion of warrants issued in October 2004 as a debt discount.

Newgold's total net loss for the quarter ended July 31, 2005 increased to $662,629 compared to a net loss of $134,248 incurred for the same quarter ended July 31, 2004. The larger net loss in the second quarter reflects the substantial increase in operating expenses and interest expense as well as the continuing lack of revenues recognized during the second quarter of fiscal year 2006.

Operating Results for the Six Months Ended July 31, 2005 and 2004
-----------------------------------------------------------------

During the six months ended July 31, 2005 Newgold spent $139,700 on reclamation and maintenance expenses related to the Relief Canyon mining property. Reclamation and maintenance expenses expended during the six months ended July 31, 2004 were $10,000. These expenses relate primarily to maintenance and retention costs required to maintain Newgold's mining claims. Newgold incurred operating expenses of $384,571during the six months ended July 31, 2005. Of this amount, $187,001 reflects officer compensation and related payroll taxes during the quarter and $105,938 reflect fees for outside professional services. A large portion of the outside professional services reflects legal and accounting work pertaining to Newgold's annual and quarterly reporting on Form 10-KSB and Form 10-QSB for fiscal years 2005 and 2006. During the six months ended July 31, 2004 Newgold incurred operating expenses of $152,782 of which $110,000 represents officer compensation and $23,000 reflect fees for outside professional services. It is anticipated that both mining costs and operating expenses will increase significantly as Newgold resumes its mining operations and exploration program.

Newgold incurred interest expense of $727,061 during the six months ended July 31, 2005 which compares to interest expenses of $99,405 incurred during the six months ended July 31, 2004. Although the amount of loans outstanding during the first six months of fiscal 2006 were unchanged (until July 31, 2005) compared to the first six months of fiscal 2005, the increase in additional interest expense was primarily due to $585,006 representing the increase in accretion of warrants issued in October 2004 as a debt discount.

Newgold's total net loss for the six months ended July 31, 2005 increased to $1,251,332 compared to a net loss of $262,187 incurred for the six months ended July 31, 2004. The larger net loss in the current fiscal year reflects the substantial increase in operating expenses ($384,571) and interest expense ($727,061) as well as the continuing lack of revenues recognized during the first six months of fiscal year 2006.

LIQUIDITY AND CAPITAL RESOURCES

Newgold has incurred significant operating losses during the last two fiscal years and during the six months ended July 31, 2005 which has resulted in an accumulated deficit of $17,636,635 as of July 31, 2006. At July 31, 2005, Newgold had cash and other current assets of $31,326 and a net working capital deficit of $2,639,933. While cash decreased by $211,866 during the quarter, the net working capital deficit decreased by 31% during the second quarter due primarily to the approximately $1 million reduction in notes payable to individuals and officers. Since the resumption of its business in February 2003, Newgold has been dependent on borrowed or invested funds in order to finance its ongoing operations. As of July 31, 2005, Newgold had outstanding notes payable in the gross principal amount of $452,634(net balance of $257,672 after $194,962 of note payable discount) which reflects a decrease of $1,191,796 compared to notes payable in the gross principal amount of $1,644,430,(net balance of $1,612,630 after $31,800 of note payable discount) as of July 31, 2004.

As of July 31, 2005, we were in default on a promissory note due to an unrelated party in the principal amount $176,500.

In the quarter ended April 30, 2005 Newgold raised a total of $575,000 through the sale of 2,500,000 shares of its restricted stock.

In the quarter ended July 31, 2005 Newgold issued 12,326,231 shares of common stock at a price of $0.15 per share to its Chief Executive Officer according to the terms of existing notes payable to the officer. The issuance resulted in the repayment of principal of $1,402,742 and interest of $446,193 totaling $1,848,935.

By attempting to resume mining operations, Newgold will require approximately $3 million to $5 million in additional working capital above the current working capital deficiency to bring the mine into full production. It is Newgold's intention to pursue several possible funding opportunities including the sale of additional securities, entering into joint venture arrangements, or the incurring of additional debt.

Due to Newgold's continuing losses from its business operations, the independent auditor's report dated April 15, 2005, includes a "going concern" explanation relating to the fact that Newgold's continuation is dependent upon obtaining additional working capital either through significantly increasing revenues or through outside financing. As of July 31, 2005, Newgold's principal commitments included its obligation to pay ongoing maintenance fees on its 78 unpatented mining claims.

Management of Newgold believes that it will need to raise additional capital to continue to develop, promote and conduct its mining operations. Due to Newgold's limited cash flow, operating losses and limited assets, it is unlikely that Newgold could obtain financing through commercial or banking sources. Consequently, Newgold is dependent on continuous cash infusions from its major stockholders or other outside sources in order to fund its current operations. To date, Newgold's President has paid a substantial portion of Newgold's expenses since restarting its business in February 2003. Although Newgold believes that these creditors and investors will continue to fund Newgold's expenses based upon their significant debt or equity interest in Newgold, there is no assurance that such investors will continue to pay Newgold's expenses. If adequate funds are not otherwise available, through public or private financing as well as borrowing from other sources, Newgold would not be able to establish or sustain its mining operations.


Off-Balance Sheet Arrangements
------------------------------

During the fiscal quarter ended July 31, 2005, Newgold did not engage in any off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.

FACTORS AFFECTING FUTURE OPERATING RESULTS

Newgold had been relatively inactive until February 2003. Consequently, it is only recently reactivating its business operations and has generated no revenues, other than dividend income, since its inception. As a result, Newgold has only a limited operating history upon which to evaluate its future potential performance. Newgold's prospects must be considered in light of the risks and difficulties encountered by new companies which have not yet established their business operations.

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

The audit report of Newgold's independent auditors includes a "going concern" qualification. In the auditor's opinion, Newgold's limited operating history and the accumulated shareholders' deficit as of January 31, 2005, raise substantial doubt about its ability to continue as a going concern. See Note 2 of the Notes to Financial Statements for the six months ended July 31, 2005.

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

Recent Accounting Pronouncements
--------------------------------

In March 2005, the FASB issued FASB Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations". FIN No. 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005 for calendar-year companies). Retrospective application of interim financial information is permitted but is not required. Management does not expect adoption of FIN No. 47 to have a material impact on Newgold's financial statements.

In May 2005, the FASB issued Statement of Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections" an amendment to Accounting Principles Bulletin (APB) Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements" though SFAS No. 154 carries forward the guidance in APB No. 20 and SFAS No. 3 with respect to accounting for changes in estimates, changes in reporting entity, and the correction of errors. SFAS No. 154 establishes new standards on accounting for changes in accounting principles, whereby all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005.

ITEM 3.  CONTROLS AND PROCEDURES

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

There have been no significant changes in Newgold's internal controls over financial reporting or in other factors which occurred during the last quarter covered by this report, which could materially affect or are reasonably likely to materially affect Newgold's internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

SALES OF UNREGISTERED SECURITIES DURING THE QUARTER

During the quarter ended July 31, 2005, Newgold issued the following securities without registration under the Securities Act of 1933 ("1933 Act").

In July 2005 Newgold issued upon conversion 12,326,231 shares of common stock at a price of $0.15 per share to the Chief Executive Officer according to the terms of an existing convertible note payable to the officer. The issuance resulted in the repayment of principal and interest totaling $1,848,935 owed by Newgold to the officer. The issued shares of common stock are deemed to be "restricted securities" as defined in Rule 144 under the 1933 Act and bear a legend stating the restrictions on resale.

Prior issuances of Newgold's common stock during fiscal years 2006, 2005 and 2004 have been reported in Newgold's prior filings with the Securities and Exchange Commission.

ITEM 5.  OTHER INFORMATION

Effective   June  7,  2005  Newgold  was  cleared  to  resume   trading  on  the
Over-the-Counter Bulletin Board trading service. Newgold's trading symbol is NGLD.

ITEM 6.  EXHIBITS

     31.1 Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32 Certification by CEO and CFO pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  September 12, 2005         NEWGOLD, INC.



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