Form 10QSB
period 2005-10-31
NEWGOLD INC
filed 2006-01-09
CIK 878808

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2005

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                   EXCHANGE ACT FOR THE TRANSITION PERIOD FROM
                       _______________ to _______________

                         Commission File Number 0-20722

                                  NEWGOLD, INC.
        (Exact name of small business issuer as specified in its charter)



           DELAWARE                                    16-1400479
-------------------------------          ---------------------------------------
(State of other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)


      400 Capitol Mall, Suite 900
        Sacramento, California                             95814
----------------------------------------     -----------------------------------
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

                       YES   X                        NO
                          -------                       -------

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)

                       YES                            NO   X
                          -------                       -------

Common stock, $0.001 par value, 63,104,072 issued and outstanding as of December 9, 2005.

Transitional Small Business Disclosure Format:  Yes               No
                                                   ----------       ----------

                                      INDEX

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION................................................3

        ITEM 1.   FINANCIAL STATEMENTS........................................3

        ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                  OPERATIONS.................................................16

        ITEM 3.   CONTROLS AND PROCEDURES....................................24

PART II - OTHER INFORMATION..................................................25

        ITEM 2.   UNREGISTERED SALES  OF EQUITY SECURITIES AND USE OF
                  PROCEEDS...................................................25

        ITEM 5.   OTHER INFORMATION..........................................25

        ITEM 6.   EXHIBITS ..................................................25

                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


                                  NEWGOLD, INC.
                     INDEX TO UNAUDITED FINANCIAL STATEMENTS



                                                                            Page
                                                                            ----

       Condensed Balance Sheet as of October 31, 2005 (Unaudited)             4

       Condensed Statements of Operations for the three months and nine
           months ended October 31, 2005 and 2004 (Unaudited)                 5

       Condensed Statements of Comprehensive Loss for the three months
           and nine months ended October 31, 2005 and 2004 (Unaudited)        6

       Condensed Statements of Cash Flows for the nine months
           ended October 31, 2005 and 2004 (Unaudited)                        7

       Notes to Unaudited Financial Statements                              8-15

                                                                   NEWGOLD, INC.
                                                         CONDENSED BALANCE SHEET
                                                                OCTOBER 31, 2005
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

                                     ASSETS

CURRENT ASSETS
     Cash                                                        $          764
     Travel advance                                                       2,657
                                                                ----------------

              Total current assets                                        3,421

OTHER ASSETS
     Deferred reclamation costs                                         513,946
                                                                ----------------

              Total other assets                                        513,946
                                                                ----------------

                  TOTAL ASSETS                                   $      517,367
                                                                ================

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                            $      602,438
     Accrued expenses                                                 1,412,638
     Accrued reclamation costs                                          513,946
     Notes payable due to individuals and officers                      457,634
                                                                ----------------

         Total current liabilities                                    2,986,656
                                                                ----------------

DEFERRED REVENUE                                                        800,000
                                                                ----------------

         Total liabilities                                            3,786,656

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
     Common stock, $0.001 par value
         250,000,000 shares authorized
         63,104,072 shares issued and outstanding                        63,104
     Additional paid in capital                                      14,647,544
     Accumulated deficit                                            (17,979,937)
                                                                ----------------

              Total shareholders' deficit                            (3,269,289)
                                                                ----------------

                  TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT    $      517,367
                                                                ================


    The accompanying notes are an integral part of these financial statements

                                                                   NEWGOLD, INC.
                                              CONDENSED STATEMENTS OF OPERATIONS
                                 FOR THE NINE AND THREE MONTHS ENDED OCTOBER 31,
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------


                                                     For the Nine Months Ended             For the Three Months Ended
                                                            October 31,                            October 31,
                                                  -------------------------------       --------------------------------
                                                       2005             2004                 2005              2004
                                                  --------------   --------------       --------------    --------------
NET SALES                                          $          -     $          -         $          -      $          -

COST OF GOODS SOLD                                      159,521           15,000               19,821             5,000
                                                  --------------   --------------       --------------    --------------

GROSS LOSS                                             (159,521)         (15,000)             (19,821)           (5,000)

OPERATING EXPENSES                                     (504,798)        (231,343)            (120,227)          (78,561)
                                                  --------------   --------------       --------------    --------------

LOSS FROM OPERATIONS                                   (664,319)        (246,343)            (140,048)          (83,561)
                                                  --------------   --------------       --------------    --------------

OTHER (EXPENSE)
             Interest expense                          (930,315)        (256,417)            (203,254)         (157,011)
             Loss on sale of
                 marketable securities                        -         (281,063)                   -          (281,063)
                                                  --------------   --------------       --------------    --------------

                     Total other (expense)             (930,315)        (537,480)            (203,254)         (438,074)
                                                  --------------   --------------       --------------    --------------

NET LOSS                                           $ (1,594,634)    $   (783,823)        $   (343,302)     $   (521,635)
                                                  ==============   ==============       ==============    ==============

BASIC AND DILUTED LOSS PER SHARE                   $      (0.03)    $      (0.02)        $      (0.01)     $      (0.01)
                                                  ==============   ==============       ==============    ==============

BASIC AND DILUTED WEIGHTED-
             AVERAGE SHARES
             OUTSTANDING                             54,542,821       47,606,174           63,104,072        47,606,174
                                                  ==============   ==============       ==============    ==============







    The accompanying notes are an integral part of these financial statements

                                                                   NEWGOLD, INC.
                                      CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
                                 FOR THE NINE AND THREE MONTHS ENDED OCTOBER 31,
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

                                                     For the Nine Months Ended             For the Three Months Ended
                                                            October 31,                            October 31,
                                                  -------------------------------       --------------------------------
                                                       2005             2004                 2005              2004
                                                  --------------   --------------       --------------    --------------
NET LOSS                                           $ (1,594,634)    $   (783,823)        $   (343,302)     $   (521,635)

OTHER COMPREHENSIVE LOSS
      Unrealized loss from

          marketable securities                               -          (49,843)                   -                 -

LESS: RECLASSIFICATION
      Adjusted for losses
          included in net loss                                -          254,663                    -           254,663
                                                  --------------   --------------       --------------    --------------

COMPREHENSIVE LOSS                                 $ (1,594,634)    $   (579,003)        $   (343,302)     $   (266,972)
                                                  ==============   ==============       ==============    ==============




























    The accompanying notes are an integral part of these financial statements

                                                                   NEWGOLD, INC.
                                              CONDENSED STATEMENTS OF CASH FLOWS
                                           FOR THE NINE MONTHS ENDED OCTOBER 31,
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                      2005               2004
                                                                                ---------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                    $  (1,594,634)     $     (783,823)
     Adjustments to reconcile net loss to net cash
         used in operating activities
              Accretion of warrants issued as a debt discount                          777,643             158,249
              Accretion of beneficial conversion of warrants                            71,645                   -
              Fair value of warrants issued for services                                15,690                   -
              (Increase) Decrease in
                  Deposits                                                                   -              33,000
                  Travel advance                                                          (657)                  -
              Increase (Decrease) in
                  Accounts payable                                                      34,160              (1,917)
                  Accrued salaries and benefits                                        109,136             (94,334)
                  Accrued expenses                                                    (455,142)            142,613
                                                                                ---------------    ----------------

                      Net cash (used) by
                           operating activities                                     (1,042,159)           (546,212)
                                                                                ---------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Marketable securities                                                                   -             315,187
                                                                                ---------------    ----------------

                  Net cash provided by investing activities                                  -             315,187
                                                                                ---------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from the issuance of common stock                                      2,423,935                   -
     Proceeds from note payable                                                          5,000             230,832
     Repayments of note payable                                                     (1,402,742)               (350)
                                                                                ---------------    ----------------

                  Net cash provided by financing activities                          1,026,193             230,482
                                                                                ---------------    ----------------

                      Net (decrease) in cash                                           (15,966)               (543)

CASH, BEGINNING OF PERIOD                                                               16,730               5,967
                                                                                ---------------    ----------------

CASH, END OF PERIOD                                                              $         764      $        5,424
                                                                                ===============    ================


    The accompanying notes are an integral part of these financial statements

                                                                   NEWGOLD, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                      FOR THE NINE MONTHS ENDED OCTOBER 31, 2005
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

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


NOTE 2 - GOING CONCERN

     These financial statements have been prepared on a going concern basis. However, during the year ended January 31, 2005, Newgold incurred a net loss of $1,278,140 and had negative cash flows from operations of $353,201. In addition, Newgold had an accumulated shareholders' deficit of $4,114,280 at January 31, 2005. Information for the nine months ended October 31, 2005 include a net loss of $1,594,634; negative cash flows from operations of $1,042,159 and an accumulated shareholders' deficit of $3,269,289. Newgold's ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. Since inception, Newgold has satisfied its capital needs by issuing equity securities.

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

     Comprehensive Income
     --------------------
     Newgold utilizes SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on available-for-sale marketable securities. Comprehensive income is presented in Newgold's financial statements since Newgold did have unrealized gain (loss) during the nine month and three month period ended October 31, 2004 from changes in equity from available-for-sale marketable securities.

     Stock-Based Compensation
     ------------------------
     SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and
     Disclosure," defines a fair value based method of accounting for stock-based compensation. However, SFAS No. 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting method of APB No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value method of accounting defined in SFAS No. 123 had been applied. Newgold has elected to account for its stock-based compensation to employees using the intrinsic value method under APB No. 25. There were no stock options granted or outstanding for the three months ended October 31, 2005 and 2004.

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

     The following common stock equivalents were excluded from the calculation of diluted loss per share since their effect would have been anti-dilutive:

                                                2005              2004
                                             ----------        ----------
             Warrants                        13,374,583        11,052,916

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


NOTE 4 - MARKETABLE SECURITIES AVAILABLE FOR SALE

     At October 31, 2005 and 2004 Newgold held no marketable securities available for sale. In October 2004, the Company sold all of its investment in marketable securities through open market transactions with net proceeds aggregating approximately $34,100. The Company recorded a loss on sale of securities on the Statements of Operations of $281,063 and $281,063 for the three and nine months ended October 31, 2004, respectively.

NOTE 5 - PROPERTY AND EQUIPMENT

     Newgold had previously determined that the value of its fixed assets at the Relief Canyon Mine were permanently impaired and wrote off assets with a basis of $800,000. If Newgold can reestablish mining operations at Relief Canyon it is possible that some of these assets could be utilized in such operations.

     A summary of property, equipment and capitalized costs was as follows:

                                      Machinery
                                          &         Development    Capitalized
                       Buildings      Equipment        Costs        Interest         Total
                     -------------  -------------  -------------  -------------  -------------
Relief Canyon Mine    $   215,510    $   277,307    $   261,742    $    45,441    $   800,000

     All office furniture and equipment has been fully depreciated as of October 31, 2005.

NOTE 6 - NOTES PAYABLE TO RELATED PARTIES AND INDIVIDUALS

     Unsecured notes payable to individuals and related parties consist of the following at October 31, 2005:

     Loans from officers:
       Convertible note payable                                     $   209,251
         The note bears interest at 8% per year.
         In October 2004, Newgold consolidated the amounts owed to the Chief Executive Officer and the Chief Financial Officer referred to in Note 9 (excluding accrued interest payable) into new convertible notes payable due September 30, 2005. The notes and any interest accrued on the new notes are convertible into common shares of Newgold at a conversion price of $0.15 per share. On July 31, 2005 the Chief Executive Officer converted his note payable and accrued interest payable on all of his notes payable into 12,326,231 common shares of Newgold. In connection with the loans, warrants to purchase 5,798,140 and 1,395,007 shares of common stock have been issued to the Chief Executive Officer and the Chief Financial Officer, respectively.

       Term notes payable                                           $    24,844
         The notes bear interest at 8% per year.
         The notes are due January 31 and October 31, 2006. Newgold is not in default with respect to these loans. In connection with the loans, warrants to purchase 141,540 shares of common stock have been issued. The warrants have been valued using the Black-Scholes option pricing model (see Note 8). The warrants were issued at $0.15 per share and expire in five years from the date of issuance.

     Loan from individual                                           $   176,500
         The note bears interest at 8% per year.
         The note is currently due. Newgold is in default with respect to this loan.

     Other non-interest bearing advances                                 47,039
                                                                   -------------
           Total notes payable to individuals and related parties   $   457,634
                                                                   =============

     Newgold recorded interest expense of $203,254 and $930,315 for the three months and nine months ended October 31, 2005 compared to interest expense of $157,011 and $256,417 for the three months and nine months ended October 31, 2004.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

     Except for the advance royalty and rent payments noted below, Newgold is not obligated under any capital leases or non-cancelable operating lease with initial or remaining lease terms in excess of one year as of October 31, 2005. However, minimum annual royalty payments are required to retain the lease rights to Newgold's properties.

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

     The fair market value of warrants issued during the nine months ended October 31, 2005 in conjunction with the issuance of common stock was determined to be $310,256 and was calculated under the Black-Scholes option pricing model with the following assumptions used:

              Expected life                             3 years
              Risk free interest rate                   3.77% - 4.01%
              Volatility                                199.8% - 266.1%
              Expected dividend yield                   None

     The fair value of $294,566 warrants has been recorded as part of the issuance of the common stock resulting in no impact on Newgold's results of operations. The fair value of $15,690 warrants has been recorded as a debit to operating expense for services rendered and a credit to additional paid in capital.


     The following table presents warrant activity from January 31, 2005 through October 31, 2005:

                                                                      Weighted-
                                                                      Average
                                                        Number        Exercise
                                                      of Shares        Price
                                                    -------------  -------------

Outstanding, January 31, 2005                         11,724,583    $      0.16
  Granted                                              1,650,000    $      0.43
                                                    -------------  -------------

     Outstanding, October 31, 2005                    13,374,583    $      0.19
                                                    =============  =============
     Exercisable, October 31, 2005                    13,374,583    $      0.19
                                                    =============  =============

NOTE 9 - RELATED PARTY TRANSACTIONS

     Loans from officers
     -------------------
     During the quarter ended October 31, 2005 the Chief Executive Officer and Chairman of Newgold loaned the Company $5,000. As of October 31, 2005 the net principal balance owing to him was $24,844 and accrued interest payable was $32,413. See Note 6.

     During prior periods, the Chief Financial Officer and Secretary of Newgold loaned Newgold an aggregate of $209,251. As of October 31, 2005 the net principal balance owing to him was $209,251 and accrued interest payable was $18,414. See Note 6.

     Accrued Payroll and Expenses Owed to Officers
     ---------------------------------------------
     As of October 31, 2005 Newgold owed the Chief Executive Officer and Chairman of Newgold $30,000 for back wages.

     As of October 31, 2005 Newgold owed the Chief Financial Officer and Secretary of Newgold $120,167 for back wages and $7,000 for accrued expenses.

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

         Our operating plan is to place our mining claims into profitable production during fiscal 2007, and use the net proceeds from these operations to fund ongoing exploration and development of our property holdings. Through the use of joint ventures, royalties, arrangements and partnerships, we intend to progressively enlarge the scope and scale of the mining and processing operations, thereby increasing both our annual revenues and ultimately our net profits. Our objective is to achieve annual growth rates in revenue and net profits for the foreseeable future;

     o We expect to make capital expenditures in calendar years 2006 and 2007 of between $2.5 million and $4 million, including costs related to the resumption of mine operations and production at the Relief Canyon mine.

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

RESULTS OF OPERATION

Newgold resumed business operations after having been inactive from July 2001 until February 2003. Consequently, because we are in the process of reinstituting our business and mining operations, the results of operations for the last two fiscal years will likely not be indicative of Newgold's current and future operations. The current management discussion and analysis should be read from the context of Newgold's recent resumption of its mining business.

Operating Results for the Fiscal Quarters Ended October 31, 2005 and 2004
-------------------------------------------------------------------------

Although Newgold commenced efforts to re-establish its mining business early in fiscal year 2004, no mining operations have commenced and no revenues have been recognized during the quarters ended October 31, 2005 and 2004, respectively. Newgold hopes to be able to commence generating revenues from mining operations during the 2007 fiscal year. Newgold has granted a 4% net smelting return royalty to a third party related to the Relief Canyon mining property which has been recorded as an $800,000 deferred option income.

During the quarter ended October 31, 2005 Newgold spent $19,821 on reclamation and maintenance expenses related to the Relief Canyon mining property. Reclamation and maintenance expenses expended during the same quarter ended October 31, 2004 were $5,000. These expenses relate primarily to maintenance and retention costs required to maintain Newgold's mining claims. Newgold incurred operating expenses of $120,227 during the quarter ended October 31, 2005. Of this amount, $93,500 reflects officer compensation and related payroll taxes during the quarter and $15,000 reflect fees for outside professional services. A large portion of the outside professional services reflects legal and accounting work pertaining to Newgold's annual and quarterly reporting on Form 10-KSB and Form 10-QSB occurring in fiscal year 2006. During the quarter ended October 31, 2004 Newgold incurred operating expenses of $78,561 of which $55,000 represents officer compensation and related payroll taxes, $8,440 reflecting payroll tax penalties and $13,500 reflect fees for outside professional services. It is anticipated that both mining costs and operating expenses will increase significantly as Newgold resumes its mining operations and exploration program.

Newgold incurred interest expense of $203,254 during the quarter ended October 31, 2005 which compares to interest expenses of $157,011 incurred during the same quarter ended October 31, 2004. The increase in additional interest expense was primarily due to the increase in accretion of warrants issued in October 2004 as a debt discount.

In October 2004, Newgold liquidated its investment in marketable securities through open market transactions. Net proceeds totaled approximately $34,100. This resulted in a loss on sale of $281,063. There were no sales of marketable securities for the comparable period in fiscal 2006.

Newgold's total net loss for the quarter ended October 31, 2005 decreased to $343,302 compared to a net loss of $521,635 incurred for the same quarter ended October 31, 2004. The larger net loss in the third quarter of fiscal 2005 reflects the loss on sale of marketable securities referred to above.

Operating Results for the Nine Months Ended October 31, 2005 and 2004
---------------------------------------------------------------------
During the nine months ended October 31, 2005 Newgold spent $159,521 on reclamation and maintenance expenses related to the Relief Canyon mining property. Reclamation and maintenance expenses expended during the nine months ended October 31, 2004 were $15,000. These expenses relate primarily to maintenance and retention costs required to maintain Newgold's mining claims. Newgold incurred operating expenses of $504,798 during the nine months ended October 31, 2005. Of this amount, $280,501 reflects officer compensation and related payroll taxes during the period and $120,938 reflect fees for outside professional services. A large portion of the outside professional services reflects legal and accounting work pertaining to Newgold's annual and quarterly reporting on Form 10-KSB and Form 10-QSB for fiscal years 2005 and 2006. During the nine months ended October 31, 2004 Newgold incurred operating expenses of $231,343 of which $165,000 represents officer compensation and $24,945 reflected payroll tax penalties. It is anticipated that both mining costs and operating expenses will increase significantly as Newgold resumes its mining operations and exploration program.

Newgold incurred interest expense of $930,315 during the nine months ended October 31, 2005 which compares to interest expenses of $256,417 incurred during the nine months ended October 31, 2004. The increase in additional interest expense was primarily due to $777,645 representing the increase in accretion of warrants issued in October 2004 as a debt discount.

Newgold's total net loss for the nine months ended October 31, 2005 increased to $1,594,634 compared to a net loss of $783,823 incurred for the nine months ended October 31, 2004. The larger net loss in the current fiscal year reflects the substantial increase in operating expenses ($504,798) and interest expense ($930,315) as well as the continuing lack of revenues recognized during the first nine months of fiscal year 2006.

LIQUIDITY AND CAPITAL RESOURCES

Newgold has incurred significant operating losses during the last two fiscal years and during the nine months ended October 31, 2005 which has resulted in an accumulated deficit of $17,979,937 as of October 31, 2005. At October 31, 2005, Newgold had cash and other current assets of $3,421 compared to $33,983 at October 31, 2004 and a net working capital deficit of $2,983,235. During the quarter ended October 31, 2005, Newgold's President loaned the Company $5,000 in order to fund operating expenses. Since the resumption of its business in February 2003, Newgold has been dependent on borrowed or invested funds in order to finance its ongoing operations. As of October 31, 2005, Newgold had outstanding notes payable in the gross principal amount of $457,634 which reflects a decrease of $1,399,128 compared to notes payable in the gross principal amount of $1,856,762, (net balance of $663,642 after $1,193,120 of note payable discount) as of October 31, 2004.

As of October 31, 2005, we were in default on a promissory note due to an unrelated party in the principal amount $176,500.

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

By attempting to resume mining operations, Newgold will require approximately $2.5 million to $4 million in additional working capital above the current working capital deficiency to bring the mine into full production. It is Newgold's intention to pursue several possible funding opportunities including the sale of additional securities, entering into joint venture arrangements, or the incurring of additional debt.

Due to Newgold's continuing losses from its business operations, the independent auditor's report dated April 15, 2005, includes a "going concern" explanation relating to the fact that Newgold's continuation is dependent upon obtaining additional working capital either through significantly increasing revenues or through outside financing. As of October 31, 2005, Newgold's principal commitments included its obligation to pay ongoing maintenance fees on its 78 unpatented mining claims.

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


Off-Balance Sheet Arrangements
------------------------------
During the fiscal quarter ended October 31, 2005, Newgold did not engage in any off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.

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

The audit report of Newgold's independent auditors includes a "going concern" qualification. In the auditor's opinion, Newgold's limited operating history and the accumulated shareholders' deficit as of January 31, 2005, raise substantial doubt about its ability to continue as a going concern. See Note 2 of the Notes to Financial Statements for the nine months ended October 31, 2005.

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

Mining is subject to extensive regulation by state and federal regulatory authorities. State and federal statutes regulate environmental quality, safety, exploration procedures, reclamation, employees' health and safety, use of explosives, air quality standards, pollution of stream and fresh water sources, noxious odors, noise, dust, and other environmental protection controls as well as the rights of adjoining property owners. Newgold believes that, it is currently operating in compliance with all known safety and environmental standards and regulations applicable to its Nevada property. Currently, Newgold is only permitted to carry on designated mining activities until it posts a reclamation bond and the mining property is brought into compliance with the requirements of the Nevada Department of Environmental Protection ("NDEP").
While current negotiations with the NDEP are ongoing, permitting Newgold's mining property for full exploration and mining activities is expected to take 4 to 12 months. However, there can be no assurance that permits will be granted or that future changes in federal or Nevada laws, regulations or interpretations thereof will not have a material adverse affect on Newgold's ability to resume and sustain mining operations.

The business of gold mining is subject to certain types of risks, including environmental hazards, industrial accidents, and theft. Prior to suspending operations, Newgold carried insurance against certain property damage loss (including business interruption) and comprehensive general liability insurance. Since resuming operations in February 2003, Newgold has not carried insurance on any of its properties due to the current status of the mine and Newgold's current financial condition. Even if Newgold eventually obtains insurance consistent with industry practice, it is not possible to insure against all risks associated with the mining business, or prudent to assume that insurance will continue to be available at a reasonable cost. Newgold has not obtained environmental liability insurance because such coverage is not considered by management to be cost effective.

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

                           PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

SALES OF UNREGISTERED SECURITIES DURING THE QUARTER

During the quarter ended October 31, 2005, Newgold did not issue any securities without registration under the Securities Act of 1933 ("1933 Act").

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

Dated:  January 3, 2006             NEWGOLD, INC.



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