Form 10KSB
period 2006-01-31
NEWGOLD INC
filed 2006-05-15
CIK 878808

--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


     For the Fiscal Year Ended                  Commission File Number
          January 31, 2006                              0-20722

                                  NEWGOLD INC.

            Delaware                                      16-1400479
-----------------------------------          -----------------------------------
    (State of Incorporation)                   (I.R.S. Employer Identification)

                          Principal Executive Offices:
                           400 Capital Mall, Suite 900
                              Sacramento, CA 95814
                                 (916) 449-3913

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

                            Yes      X       No
                                   -----           -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The issuer's revenues for its most recent fiscal year were $0.

As of April 26, 2006 the aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and ask price on such date was approximately $14,538,465 based upon the closing price of $0.245 share.

As of April 26, 2006, the Registrant had outstanding 68,604,072 shares of common stock.

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

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS
                                                                         PAGE OF
                                                                          REPORT
                                                                         -------

PART I.........................................................................1

         ITEM 1.      DESCRIPTION OF BUSINESS..................................1
         ITEM 2.      DESCRIPTION OF PROPERTY.................................14
         ITEM 3.      LEGAL PROCEEDINGS.......................................15
         ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....15

PART II.......................................................................16

         ITEM 5.      MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER
                      MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY
                      SECURITIES..............................................16
         ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                      OPERATION...............................................20
         ITEM 7       FINANCIAL STATEMENTS....................................33
         ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE.....................33
         ITEM 8A.     CONTROLS AND PROCEDURES.................................33
         ITEM 8B.     OTHER INFORMATION.......................................33

PART III......................................................................34
         ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
                      ACT.....................................................34
         ITEM 10.     EXECUTIVE COMPENSATION..................................35
         ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                      MANAGEMENT AND RELATED STOCKHOLDER MATTERS..............39
         ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTION...........40
         ITEM 13.     EXHIBITS................................................41
         ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES..................42

SIGNATURES....................................................................44

                                     PART I


ITEM 1.       DESCRIPTION OF BUSINESS


GENERAL

Newgold, Inc. ("we," "us," "our" or "Newgold") has embarked on a business strategy whereby it will invest in, explore and if warranted, conduct mining operations of its current mining properties and other mineral producing properties. Newgold is a public company that in the past has been engaged in the exploration, acquisition and development of gold-bearing properties in the continental United States. Currently, Newgold's principal assets include various mineral leases associated with the Relief Canyon Mine located near Lovelock, Nevada along with various items of mining equipment and improvements located at that site. Newgold has also entered into a joint venture to explore additional mining properties known as the Red Caps Project and Crescent Valley Project, both of which are located in Lander County, Nevada.

From 1995 until the beginning of 2000, Newgold had followed the above described business activity focusing on the exploration and mining of gold and silver ore deposits. At the beginning of 2000, Newgold's business strategy became focused on investing in Internet start-up companies. That strategy was not successful and by mid-2001 Newgold had abandoned such investments. From approximately July 2001 until February 2003 Newgold had been inactive. During the period of inactivity, ASDi LLC, an entity controlled by A. Scott Dockter who is also the Chairman and CEO of Newgold, has made the necessary expenditures to maintain the current status of the Relief Canyon mining claims. In February 2003, Newgold resumed its business of acquiring, exploring and if warranted developing its mining properties.

Newgold's mailing address is 400 Capitol Mall, Suite 900, Sacramento, CA 95814; and its telephone number is (916) 449-3913.

THE COMPANY

Newgold, a Delaware corporation, has been engaged in the acquisition, development and exploration of gold-bearing properties in the continental United States since 1995. In fiscal 1999 Newgold placed its only remaining property, the Relief Canyon Mine, located in Pershing County, Nevada, on a care and maintenance status. During fiscal 2000, Newgold executed a contract to sell the Relief Canyon Mine to A. Scott Dockter, Chairman of Newgold; however the sale was never completed and the asset remains the property of Newgold. It is now Newgold's intention to resume mining at the Relief Canyon Mine. See "Business" below for further detail.

Newgold's independent accountants have included a "going concern" explanatory paragraph in their report dated April 26, 2006 on Newgold's financial statements for the fiscal year ended January 31, 2006, indicating substantial doubt about Newgold's ability to continue as a going concern (See Note 2 of Financial Footnotes). If Newgold's exploration program is not successful or if insufficient funds are available to carry out Newgold's development plans, then Newgold will not be able to execute its business plan.

For financial information regarding Newgold, see "Financial Statements."

BUSINESS

We are an "exploration stage" company engaged in the search and/or verification of ore deposits (reserves) in our property. Our business will be to acquire, explore and, if warranted, develop various mining properties located in the state of Nevada. We plan to carryout comprehensive exploration and development programs on our properties. While we currently plan to fund and conduct these activities ourselves, we may in the future outsource some of these activities through the use of various joint venture, royalty or partnership arrangements pursuant to which other companies would agree to finance and carryout the exploration and development programs on our mining properties. Consequently, our current plan will require the hiring of various mining employees to perform exploration and mining activities for our various mining properties.

PROPERTIES

RELIEF CANYON MINE

The Relief Canyon Mine is an open-pit, heap leaching operation located approximately 110 miles northeast of Reno, Nevada. Newgold held 50 unpatented mining claims covering approximately 1000 acres until October 2004 at which time Newgold completed re-staking the Relief Canyon mill site and lode claims. Newgold currently holds a total of 78 claims including 57 mill site claims and 21 unpatented mining claims. The annual payments to maintain these claims are approximately $15,600. The mine is readily accessible by improved roads. Water for mining and processing operations is provided by two wells located on the property in close proximity to the mine and processing facilities. Power is provided by a local rural electric association and phone lines are present at the mine site. Relief Canyon is located in the Humboldt Range, a mining district in Pershing County, Nevada.

Background and History
----------------------

On January 10, 1995, Newgold purchased the Relief Canyon mine from J.D. Welsh & Associates for $500,000. The mine at that time consisted of 39 unpatented lode mining claims covering approximately 780 acres and a lease for access to an additional 800 acres contiguous to the 39 claims located on Newgold's property. Located on the property are, a building containing five carbon tanks and a boiler for carbon strip solution, four detoxified leach pads, a preg pond for gold bearing solution, a barren pond for solution from which gold had been removed, water rights, and various permits. From acquisition through November 1997, Newgold refurbished the processing facilities by the purchase and installation of all equipment required to process the gold bearing leach solution when the mine was returned to production in 1997. During 1997, Newgold staked an additional 402 claims. However, subsequent to January 31, 1998, Newgold reduced the total claims to 50 (covering approximately 1,000 acres). In 1999 Newgold placed the mine in a care and maintenance status. The property remained in a care and maintenance status until October 2004 at which time the re-staking of the Relief Canyon mill site and lode claims was completed. The Relief Canyon property now contains 78 claims including 57 mill site claims and 21 unpatented mining claims.

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

Plan for Relief Canyon Production
---------------------------------

Based on past exploration by us and work done by others, we believe the Relief Canyon Mine presents the potential for gold bearing ore deposits which will hopefully be validated through further exploration through additional drilling at the site.

As of January 31, 2006 the Relief Canyon properties include 78 unpatented mining claims contained in about 1,000 acres.

Newgold's operating plan is to place the most promising mining targets into production during the 2007 fiscal year, and use the net proceeds from these operations to fund expanded exploration and development of its entire property holdings. By this means, Newgold intends to progressively enlarge the scope and scale of the mining and processing operations, thereby increasing both Newgold's annual revenues and its net profits.

Newgold's goals for environmental protection and reclamation are for minimal environmental disturbance during mining, and reclamation and/or restoration of the disturbed area after mining ceases. The economics of Newgold's operations will permit this environmentally responsible plan of operations.

We will initially focus on exploring the North Relief Canyon mining property. We recently posted a $243,204 reclamation bond with the Nevada Bureau of Mining Regulations and Reclamation ("BMRR") which allows us to apply for new permits for mining and processing on the property. In addition to posting the reclamation bond, the property must be brought into compliance with the Bureau of Land Management ("BLM") and Nevada Department of Environmental Protection ("NDEP") before any work can commence. The estimated time for completing the permitting process is between 9 months to 18 months. However, once the bond is posted, we expect to be able to carry on limited operations pending full permitting for full mining operations.

Description of Past Exploration and Existing Development Efforts
----------------------------------------------------------------

Over 400 reverse circulation holes have been drilled at the Relief Canyon project. Of the 400 holes drilled, 106 had intercepts of gold bearing ore structures of 0.1 gold/ton content. Additionally there are numerous holes with several feet of 0.09 - 0.099 gold/ton content.

The ore zone of Relief Canyon is open ended on three sides. It is projected that additional drilling will increase the size of possible reserves. Most of the drilling to date was targeted for open pit mining, resulting in shallow holes which did not test for possible deeper ore deposits. A significant number of deep holes with 0.3 gold/ton and better were drilled on the North end of the property. This area is targeted for initial underground mining development. Additional exploration holes will be drilled when underground mining commences throughout the various ore zones to determine future development.

Typically, grade values of the Relief Canyon drill holes are reduced as a result of finds being lost down the hole or vented out as dust. Actual mining and recovery of gold in the milling process will determine the loss if any which could be as much as 30%.

Proposed Underground Mining Efforts
-----------------------------------

We will pursue exploration drilling to further identify areas of possible gold-bearing ore deposits. Results of this additional drilling will allow us to better plan our eventual underground mining efforts. Further development of our underground mining activity will also be dependent on the availability of adequate capital to initiate and sustain this effort. Underground mining is very expensive costing in the range of $600 to $1,000 per linear foot of underground development.

Ore Processing
--------------

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

CRESCENT VALLEY AND RED CAPS MINE

Overview
--------

Newgold is the owner of a 22.22% joint venture interest and is the operator of the Crescent Red Caps Joint Venture ("Crescent Red Caps"). The remaining 77.78% interest is held by ASDi LLC, a California limited liability company owned by A. Scott Dockter, Chairman and CEO of Newgold. Additionally, Newgold, by making expenditures over the next three years aggregating $2,700,000, will end up with a 66.66% overall interest in the joint venture. Newgold will then have the opportunity to purchase the remaining joint venture interest held by Mr. Dockter based on the results of the exploration work contemplated by these additional expenditures.

The properties are subject to two leases held by individuals and trusts affiliated with Sam Bida and Leon Belaustagi. The two leases include approximately 135 unpatented mining claims and cover approximately 2700 acres. All gold, silver and other mineral production by Crescent Red Caps is subject to a 3% net smelter return ("NSR") royalty payable to the lessors except for barite which is subject to a 10% royalty on ore produced from claims covered by the leases.

Property
--------
The Crescent Red Caps Properties are located in northeastern Nevada, approximately 60 miles southwest of Elko, Nevada in Lander County. The properties are accessed via Nevada State Highway 306, which extends southward from U.S. Interstate 80, both of which are paved roads.
The Cortez area of interest comprises approximately 640,000 acres along the Cortez/Battle Mountain trend. The two leases controlled by Crescent Red Caps include approximately 135 unpatented mining claims and cover approximately 2700 acres located along the Cortez/Battle Mountain trend. Currently no exploration, development or mining permits have been granted for the areas covered by the leases.

Geology and Mineralization
--------------------------
The Crescent Red Caps properties are situated along the Cortez/Battle Mountain trend in north-central Nevada. The principal gold deposits and mining operations are located on the southwest and south sides of Crescent Valley, which was formed by basin and range extensional tectonism. Mineralization is sedimentary rock-hosted and consists of micron-sized free gold particles that are disseminated throughout the host rock, commonly in association with secondary silica, iron oxides or pyrite.

Exploration and Development
---------------------------
Approximately 23,000 feet of exploration drilling has been completed in two different drill programs conducted in 1991 and 1996. Gold mineralization encountered both in drilling and in surface sampling is tightly structurally controlled and is confined to narrow shears and fractures developed mainly in the non-reactive cherts and argillites. Future drill programs will test for more extensive bodies of mineralization. Upward migration of gold mineralization from a stockwork system or replacement mineralization of a more reactive host rock at depth could produce the type of anomalous gold concentrations found at the prior drill sites.

The exploration potential in the immediate project areas remains positive. The focus in fiscal 2007 will be additional exploration drilling to better delineate the extent of the Crescent Red Caps area. The deep hole drilling program involves drilling exploratory holes to a depth of between 1000 ft. and 3000 ft.

INDUSTRY OVERVIEW

The gold mining and exploration industry has experienced several factors recently that are favorable to Newgold as described below.

The spot market price of an ounce of gold has increased from a low of $253 in February 2001 to a high of $645 in April 2006. The price was $568.75 as of January 31, 2006. This current price level has made it economically more feasible to produce gold as well as made gold a more attractive investment for many. Newgold is projecting a cash cost per ounce of gold produced in a range of $170 to $210. Accordingly, the gross margin per ounce of gold produced per the historical spot market price range above provides significant profit potential if successful in identifying and mining gold at Relief Canyon mine.

By industry standards, there are generally four types of mining companies. Newgold is considered an "exploration stage" company. Typically, an exploration stage mining company is focused on exploration to identify new, commercially viable gold deposits. "Junior mining companies" typically have proven and probable reserves of less then one million ounces of gold, generally produces less then 100,000 ounces of gold annually and / or are in the process of trying to raise enough capital to fund the remainder of the steps required to move from a staked claim to production. "Mid-tier" and large mining ("senior") companies may have several projects in production plus several million ounces of gold in reserve.

Generally gold reserves have been declining for a number of years for the following reasons:

     o The extended period of low gold prices from 1996 to 2001 made it economically unfeasible to explore for new deposits for most mining companies.

     o The demand for and production of gold products have exceeded the amount of new reserves added over the last several consecutive years.

Reversing the decline in lower gold reserves is a long term process. Due to the extended time frame it takes to explore, develop and bring new production on line, the large mining companies are facing an extended period of lower gold reserves. Accordingly, junior companies that are able to increase their gold reserves more quickly should directly benefit with an increased valuation.

Additional factors causing higher gold prices over the past two years have come from a weakened United States dollar. Reasons for the lower dollar compared to other currencies include the historically low US interest rates, the increasing US budget and trade deficits and the general worldwide political instability caused by the war on terrorism.

COMPETITION

There are four general categories of mining companies: exploration, junior, mid-tier and large companies. We believe junior companies represent the largest group of gold companies in the public stock market. All four types of mining companies may have projects located in any of the gold producing continents of the world and many have projects located near the Relief Canyon, Red Caps and Crescent Valley mines in Nevada. Many of our competitors have greater exploration, production, and capital resources than we do, and may be able to compete more effectively in any of these areas. Our inability to generate capital to fund exploration and production capacity near-term, would establish a competitive cost disadvantage in the marketplace which would have a material adverse effect on our operations and potential profitability.

We  also  compete  in  the  hiring  and  retention  of  experienced   employees.
Consequently, we may not be able to hire qualified miners or operators in the numbers or at the times desired.

MINING PROPERTY RIGHTS

Relief Canyon Property
----------------------

Our mining property rights are represented by 78 unpatented mill and mining lode claims which were re-staked in October 2004. Unpatented mining claims are generally considered subject to greater title risks than patented mining claims or real property interests that are owned in fee simple. To remain valid, such unpatented claims are subject to annual maintenance fees. As of January 31, 2006, we were current in the payment of such maintenance fees.

Red Caps Property
-----------------

Our mining property rights are represented by 96 unpatented mining lode claims. Unpatented mining claims are generally considered subject to greater title risks than patented mining claims or real property interests that are owned in fee simple. To remain valid, such unpatented claims are subject to annual maintenance fees. As of January 31, 2006, the joint venture was current in the payment of such maintenance fees.

Crescent Valley Property
------------------------

Our mining property rights are represented by 39 unpatented mining lode claims. Unpatented mining claims are generally considered subject to greater title risks than patented mining claims or real property interests that are owned in fee simple. To remain valid, such unpatented claims are subject to annual maintenance fees. As of January 31, 2006, the joint venture was current in the payment of such maintenance fees.

EMPLOYEES

As of January 31, 2006, we had two full-time and one part-time employees. We anticipate hiring additional employees during the current year to work on the mining sites in Nevada as our exploration program is initiated. While skilled equipment and operations personnel are in demand, we believe we will be able to hire the necessary workers to implement our exploration program. Our employees are not expected to be subject to a labor contract or collective bargaining agreement. We consider our employee relations to be good.

Consulting services, relating primarily to geologic and geophysical interpretations, and relating to such metallurgical, engineering, and other technical matters as may be deemed useful in the operation of our exploration activities, will be provided by independent contractors.

GOVERNMENT CONTROLS AND REGULATIONS

Our exploration, mining and processing operations are subject to various federal, state and local laws and regulations governing prospecting, exploration, development, production, labor standards, occupational health, mine safety, control of toxic substances, and other matters involving environmental protection and employment. United States environmental protection laws address the maintenance of air and water quality standards, the preservation of threatened and endangered species of wildlife and vegetation, the preservation of certain archaeological sites, reclamation, and limitations on the generation, transportation, storage and disposal of solid and hazardous wastes, among other things. There can be no assurance that all the required permits and governmental approvals necessary for any mining project with which we may be associated can be obtained on a timely basis, or maintained. Delays in obtaining or failure to obtain government permits and approvals may adversely impact our operations. The regulatory environment in which we operate could change in ways that would substantially increase costs to achieve compliance. In addition, significant changes in regulation could have a material adverse effect on our operations or financial position.

Outlined below are some of the more significant aspects of governmental controls and regulations which materially affect our interests in the Relief Canyon, Red Caps and Crescent Valley mines.

Regulation of Mining Activity
-----------------------------

Newgold's mining properties, including care and maintenance, exploration, development and production activities, is subject to environmental laws, policies and regulations. These laws, policies and regulations regulate, among other matters, emissions to the air, discharges to water, management of waste, management of hazardous substances, protection of natural resources, protection of endangered species, protection of antiquities and reclamation of land. The mines are also subject to numerous other federal, state and local laws and regulations. At the federal level, the mines are subject to inspection and regulation by the Division of Mine Safety and Health Administration of the Department of Labor ("MSHA") under provisions of the Federal Mine Safety and Health Act of 1977. The Occupation and Safety Health Administration ("OSHA") also has jurisdiction over certain safety and health standards not covered by MSHA. Mining operations and all future exploration and development will require a variety of permits. Although we believe the permits can be obtained in a timely fashion, permitting procedures are complex, costly, time consuming and subject to potential regulatory delay. We do not believe that existing permitting requirements or other environmental protection laws and regulations would have a material adverse effect on our ability to explore and eventually operate the mines. However, we cannot be certain that future changes in laws and regulations would not result in significant additional expenses, capital expenditures, restrictions or delays associated with the operation of our properties. We cannot predict whether we will be able to obtain new permits or whether material changes in permit conditions will be imposed. Granting new permits or the imposition of additional conditions could have a material adverse effect on our ability to explore and operate the mining properties in which we have an interest.

On June 9, 2005, we received permission from the NDEP to commence designated environmental activities previously requested by us at the Relief Canyon property. Subsequent to the 2006 fiscal year end, we made a cash deposit of $243,204 to cover future reclamation costs as required by the NDEP for the Relief Canyon Mine. We are now moving forward with the permitting process that will allow us to perform additional exploration, development and mining operations. The Red Caps and Crescent Valley properties currently are not part of any permitting process. During fiscal 2007 Newgold plans on filing the necessary permits to allow initial exploration activities to begin at both properties.

Legislation has been introduced in prior sessions of the U.S. Congress to make significant revisions to the U.S. General Mining Law of 1872 that would affect our unpatented mining claims on federal lands, including a royalty on gold production. It cannot be predicted whether any of these proposals will become law. Any levy of the type proposed would only apply to unpatented federal lands and accordingly could adversely affect the profitability of portions of any future gold production from the Relief Canyon mine.

The State of Nevada, where our mine properties are located, adopted the Mined Land Reclamation Act (the "Nevada Act") in 1989 which established design, operation, monitoring and closure requirements for all mining facilities. The Nevada Act has increased the cost of designing, operating, monitoring and closing mining facilities and could affect the cost of operating, monitoring and closing existing mine facilities. The State of Nevada also has adopted reclamation regulations pursuant to which reclamation plans must be prepared and financial assurances established for existing facilities. The financial assurances can be in the form of cash placed on deposit with the State or reclamation bonds underwritten by insurance companies. The State of Nevada has requested financial assurances from or a posting of a bond by us in the amount of $464,000. We developed a specific reclamation plan of the Relief Canyon Mine and began implementation of the plan in April 2005. This work was completed in the summer of 2005. As a result of completing the work, the State of Nevada reduced the financial assurance amount to $243,204 which we have deposited in a blocked account with our bank in Sacramento, California. Our ability to commence full mining operations at the Relief Canyon Mine is now subject to our obtaining all necessary mining permits.

Environmental Regulations
-------------------------

Legislation and implementation of regulations adopted or proposed by the United States Environmental Protection Agency ("EPA"), the BLM and by comparable agencies in various states directly and indirectly affect the mining industry in the United States. These laws and regulations address the environmental impact of mining and mineral processing, including potential contamination of soil and water from tailings discharges and other wastes generated by mining companies. In particular, legislation such as the Clean Water Act, the Clean Air Act, the Federal Resource Conservation and Recovery Act ("RCRA"), the Environmental Response, Compensation and Liability Act and the National Environmental Policy Act require analysis and/or impose effluent standards, new source performance standards, air quality standards and other design or operational requirements for various components of mining and mineral processing, including gold-ore mining and processing. Such statutes also may impose liability on us for remediation of waste we have created.

Gold mining and processing operations by an entity would generate large quantities of solid waste which is subject to regulation under the RCRA and similar state laws. The majority of the waste which is produced by such operations is "extraction" waste that EPA has determined not to regulate under RCRA's "hazardous waste" program. Instead, the EPA is developing a solid waste regulatory program specific to mining operations under the RCRA. Of particular concern to the mining industry is a proposal by the EPA entitled "Recommendation for a Regulatory Program for Mining Waste and Materials Under Subtitle D of the Resource Conservation and Recovery Act" ("Strawman II") which, if implemented, would create a system of comprehensive Federal regulation of the entire mine site. Many of these requirements would be duplicates of existing state regulations. Strawman II as currently proposed would regulate not only mine and mill wastes but also numerous production facilities and processes which could limit internal flexibility in operating a mine. To implement Strawman II the EPA must seek additional statutory authority, which is expected to be requested in connection with Congress' reauthorization of RCRA.

We also are subject to regulations under (i) the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA" or "Superfund") which regulates and establishes liability for the release of hazardous substances and
(ii) the Endangered Species Act ("ESA") which identifies endangered species of plants and animals and regulates activities to protect these species and their habitats. Revisions to "CERCLA" and "ESA" are being considered by Congress; however, the impact of these potential revisions on us is not clear at this time.

The Clean Air Act, as amended, mandates the establishment of a Federal air permitting program, identifies a list of hazardous air pollutants, including various metals and cyanide, and establishes new enforcement authority. The EPA has published final regulations establishing the minimum elements of state operating permit programs. We will be required to comply with these EPA standards to extent adopted by the State of Nevada.

In addition, we are required to mitigate long-term environmental impacts by stabilizing, contouring, resloping, and revegetating various portions of a site. While a portion of the required work was performed concurrently with prior operations, completion of the environmental mitigation occurs once removal of all facilities has been completed. These reclamation efforts are conducted in accordance with detailed plans which have been reviewed and approved by the appropriate regulatory agencies. We have made the necessary cash deposits and we made provision to cover the estimated costs of such reclamation as required by permit.

We believe that our care and maintenance operation at the Relief Canyon Mine, as it exists today, is in substantial compliance with federal and state regulations and that no further significant capital expenditures for environmental control facilities will be required until production resumes at the site. We also believe we are in substantial compliance with the same federal and state regulations at the Red Caps and Crescent Valley properties as no exploration, development or mining activities have yet commenced there

FACTORS AFFECTING NEWGOLD'S BUSINESS

We are a development stage company and an investment in, or ownership position in our common stock is inherently risky. Some of these risks pertain to our business in general, and others are risks which would only affect our common stock. The price of our common stock could decline and/or remain adversely affected due to any of these risks and investors could lose all or part of an investment in our company as a result of any of these risks coming to pass. Readers of this Report should, in addition to considering these risks carefully, refer to the other information contained in this Report, including disclosures in our financial statements and all related notes, for a full description of our business. If any of the events described below were to occur, our business, prospects, financial condition, or results of operations or cash flow could be materially adversely affected. When we say that something could or will have a material adverse effect on it, we mean that it could or will have one or more of these effects. We also refer readers to the information in this Report, discussing the impact of Forward-Looking Statements on the descriptions contained in this Report and included in the Factors discussed below.

As a development stage company with an unproven business strategy, we may not be able to achieve positive cash flows and our limited history of operations makes evaluation of our business and prospects difficult. We have been relatively inactive since April 2001. Consequently, we have only recently reactivated our business operations and we have not generated any revenues, other than dividend income, since our reactivation. As a result, we have only a limited operating history upon which to evaluate our future potential performance. Our prospects must be considered in light of the risks and difficulties encountered by new companies which have not yet established their business operations.

We will need additional funds to finance our mining and exploration activities as well as fund our current operations. We currently have limited cash reserves and a working capital deficit of $2,130,847 as of January 31, 2006. Consequently, our ability to meet our long-term obligations in the ordinary course of business is dependent upon our ability to raise additional capital through public or private equity financings, establish increasing cash flow from operations, enter into joint ventures or other arrangements with capital sources, or secure other sources of financing to fund operations.

Our independent certified public accountants qualified their opinion contained in our financial statements as of and for the years ended January 31, 1997, through January 31, 2006 to include an explanatory paragraph related to our ability to continue as a going concern, stating that " the Company has incurred a net loss of $2,645,231 and had negative cash flow from operations of $899,807. In addition, the Company had an accumulated deficit of $19,030,535 and a shareholders' deficit of $2,960,365 at January 31, 2006." These factors, among others, as discussed in "Note 2- Going Concern" to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern." The auditors recognize that the cash flow uncertainty makes their basic assumptions about value uncertain. When it seems uncertain whether an asset will be used in a "going concern" or sold at auction, the auditors assume that the business is a "going concern" for purposes of all their work, and then they disclose that there is material uncertainty about that assumption. It is definitely a consequence of our negative cash flows from operations that we continually need additional cash. At any time, a serious deficiency in cash flows could occur and it is not always possible or convenient to raise additional capital. A problem in raising capital could result in temporary or permanent insolvency and consequently potential lawsuits by unpaid creditors and perhaps closure of the business. All of these things are possibilities. It is certain, in any case, that analysts and investors view unfavorably any report of independent auditors expressing substantial doubt about a company's ability to continue as a going concern.

The price of gold has experienced an increase in value over the past four years, generally reflecting among other things declining interest rates in the United States; worldwide instability due to terrorism; and a slow recovery from prior global economic slumps. Any significant drop in the price of gold may have a materially adverse affect on the results of our operations unless we are able to offset such a price drop by substantially increased production.

Our disclosures of our mineral resources are only estimates. We have no proven or probable reserves and have no ability to currently measure or prove our reserves other then estimating such reserves relying on information produced in the 1990's and thus may be unable to actually recover the quantity of gold anticipated. We can only estimate a potential mineral resource which is a subjective process which depends in part on the quality of available data and the assumptions used and judgments made in interpreting such data. There is significant uncertainty in any resource estimate such that the actual deposits encountered or reserves validated and the economic viability of mining the deposits may differ materially from our expectations.

Gold exploration is highly speculative in nature. Success in exploration is dependent upon a number of factors including, but not limited to, quality of management, quality and availability of geological expertise and availability of exploration capital. Due to these and other factors, the probability of our exploration program identifying individual prospects having commercially significant reserves cannot be predicted. It is likely that many of the claims explored will not contain any commercially viable reserves. As such substantial funds will be spent on exploration which may identify only a few, if any, claims having commercial development potential. In addition, if commercially viable reserves are identified, significant amounts of capital will be required to mine and process such reserves.

Our mining property rights consist of 78 mill site and unpatented mining claims at the Relief Canyon Mine and approximately 135 unpatented mining claims covering approximately 2700 acres located along the Cortez/Battle Mountain trend that are part of the Crescent Red Caps Joint Venture. The validity of unpatented mining claims is often uncertain and is always subject to contest. Unpatented mining claims are generally considered subject to greater title risk than patented mining claims, or real property interests that are owned in fee simple. If title to a particular property is successfully challenged, we may not be able to retain our royalty interests on that property, which could reduce our future revenues.

Mining is subject to extensive regulation by state and federal regulatory authorities. State and federal statutes regulate environmental quality, safety, exploration procedures, reclamation, employees' health and safety, use of explosives, air quality standards, pollution of stream and fresh water sources, noxious odors, noise, dust, and other environmental protection controls as well as the rights of adjoining property owners. We believe that we are currently operating in substantial compliance with all known safety and environmental standards and regulations applicable to our Nevada property. However, there can be no assurance that our compliance could be challenged or that future changes in federal or Nevada laws, regulations or interpretations thereof will not have a material adverse affect on our ability to resume and sustain mining operations.

The business of gold mining is subject to certain types of risks, including environmental hazards, industrial accidents, and theft. Prior to suspending operations, we carried insurance against certain property damage loss (including business interruption) and comprehensive general liability insurance. While we maintained insurance consistent with industry practice, it is not possible to insure against all risks associated with the mining business, or prudent to assume that insurance will continue to be available at a reasonable cost. We have not obtained environmental liability insurance because such coverage is not considered by management to be cost effective. We currently carry no insurance on any of our properties due to the current status of the our mining properties and our current financial condition.

We are substantially dependent upon the continued services of A. Scott Dockter, our President. We have no employment agreement with Mr. Dockter, nor is there either key person life insurance or disability insurance on Mr. Dockter. While Mr. Dockter expects to spend the majority of his time assisting Newgold, there can be no assurance that Mr. Dockter's services will remain available to Newgold. If Mr. Dockter's services are not available to us, we will be materially and adversely affected. However, Mr. Dockter has been a significant shareholder of Newgold since its inception and considers his investment of time and money in Newgold of significant personal value.

We have acquired the exploration rights to two mining properties from ASDi LLC whose sole manager and majority member is A. Scott Dockter, President and CEO of Newgold. Consequently, Mr. Dockter has a conflict of interest in this joint venture. Furthermore, ASDi LLC will initially hold a 77.78% interest in a newly formed Nevada LLC through which the joint venture will be operated. While Newgold will be the sole manager of the Nevada LLC, Mr. Dockter will be able to control the joint venture activities through his position with the Manager (Newgold) and through his ownership and control of the majority member (ASDi
LLC). While Mr. Dockter will endeavor to always act in the best interest of Newgold and its stockholders, stockholders will have only limited ability to influence or object to actions taken by the Nevada LLC in exploring, developing and capital spending on the joint venture properties.

As of January 31, 2006, Newgold had approximately 68,104,072 shares of Common Stock outstanding and a convertible debenture which is convertible into up to 24,050,025 shares of our Common Stock. Additionally, warrants to purchase a total of 20,774,583 shares of our Common Stock were outstanding as of January 31, 2006. Furthermore, up to an additional 24,050,025 shares of Common Stock could become issuable to the convertible debenture holders if a default were to occur. The possibility that substantial amounts of our outstanding Common Stock may be sold by investors or the perception that such sales could occur, often called "equity overhang," could adversely affect the market price of our Common Stock and could impair our ability to raise additional capital through the sale of equity securities in the future

At the time of entering into the $1,000,000 Secured Convertible Debenture ("Convertible Debenture") with Cornell Capital Partners, the Fixed Conversion Price was $0.26 per share which would equal approximately 3,808,073 if the entire principal were converted into Newgold Common Stock. This represents the minimum number of shares issuable upon the conversion of the Convertible Debenture. However, if the market price for Newgold Common Stock should remain below $0.26 per share, we would be required to issue substantially more shares of Common Stock upon the conversion of the Convertible Debenture. The issuance of significantly more shares at a lower conversion price would have a dilutive effect to our current stockholders.

ITEM 2.       DESCRIPTION OF PROPERTY

Newgold's   executive  office  is  located  at  400  Capitol  Mall,  Suite  900,
Sacramento, California 95814.

Newgold owns 78 unpatented mill and mining claims covering 1000 acres representing the Relief Canyon mining property located in the Humboldt Range mining district in Nevada. This property also contains various improvements and equipment. See "Business - Relief Canyon Mine."

In connection with the Securities Purchase Agreement dated January 27, 2006, we executed a Security Agreement in favor of Cornell Capital Partners granting them a first priority security interest in all of our leasehold interests and mining rights to the Relief Canyon property as well as any equipment or improvements located in such property. The Security Agreement states that if an event of default occurs under the Securities Purchase Agreement, Secured Convertible Debenture or Security Agreement, Cornell Capital Partners have the right to take possession of the collateral, to operate our business using the collateral, and have the right to assign, sell, lease or otherwise dispose of and deliver all or part of the collateral, at public or private sale or otherwise to satisfy our obligations under these agreements.

Newgold has entered into a joint venture to explore and develop the following mining properties:

         Approximately 96 unpatented mining claims covering over 1900 acres representing the Red Caps mining property located in the Battle Mountain-Eureka mineral belt in Nevada.

         Approximately 39 unpatented mining claims covering over 750 acres representing the Crescent Valley mining property located in the Battle Mountain-Eureka mineral belt in Nevada. See "Business-Crescent Valley and Red Caps Mine."

ITEM 3.       LEGAL PROCEEDINGS

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

On May 18, 2004 Paul Ngoyi filed a petition for involuntary bankruptcy against Newgold (Case No. BK-N-0451511). Mr. Ngoyi claims to be the holder of both the Christiansen and Primm judgments against Newgold and is claming that Newgold cannot pay such judgments because it is insolvent. Newgold maintains that Mr. Ngoyi's claims are invalid as the two judgments were previously satisfied and that Newgold is not insolvent. A pre-trial hearing was held on April 4, 2005 at which time Newgold prevailed in having Mr. Ngoyi's petition dismissed. An order of dismissal was issued May 10, 2005.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET FOR OUR COMMON STOCK

In July 1997, our Common Stock was approved for quotation on the National Association of Securities Dealers' Over-the-Counter ("OTC") Bulletin Board where it traded under the symbol "NGLD" until June 2001. In June 2001, our Common Stock was moved to the "Pink Sheets" published by the Pink Sheets LLC (previously National Quotation Bureau, LLC). On June 7, 2005, our Common Stock was again approved for quotation on the OTC Bulletin Board with its symbol of "NGLD." As of April 26, 2006, the closing bid price of our Common Stock was $0.24 per share.

PRICE RANGE OF OUR COMMON STOCK

A public trading market having the characteristics of depth, liquidity and orderliness depends upon the existence of market makers as well as the presence of willing buyers and sellers, which are circumstances over which we do not have control. The following table sets forth the high and low sales prices reported by the OTC Bulletin Board for our Common Stock in the periods indicated. The quotations below reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.


         NEWGOLD, INC. COMMON STOCK                   LOW              HIGH
         YEAR ENDING JANUARY 31, 2006

         Fourth Quarter (November-January)           $0.12             $0.225

         Third Quarter (August-October)              $0.10             $0.29

         Second Quarter (May-July)                   $0.20             $0.34

         First Quarter (February-April)              $0.15             $0.33


         YEAR ENDED JANUARY 31, 2005

         First Quarter (November-January)            $0.08             $0.33

         Second Quarter (August-October)             $0.02             $0.25

         Third Quarter (May-July)                    $0.15             $0.26

         Fourth Quarter (February-April)             $0.16             $0.36


STOCKHOLDERS

As of January 31, 2006, there were approximately 1,065 holders of record of our Common Stock. This amount does not include stockholders whose shares are held in street name.

DIVIDEND POLICY

We have never declared or paid any cash dividends on our Common Stock. We currently anticipate that we will retain all future earnings for the expansion and operation of our business and do not anticipate paying cash dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We have not issued any securities pursuant to any equity compensation plans.

SHARES ISSUABLE UPON CONVERSION OF CONVERTIBLE DEBENTURE

Convertible Debentures in the principal amount of $600,000 due January 27, 2009 and $200,000 due March 9, 2009 ("Maturity Dates") are held by Cornell Capital Partners. A final Convertible Debenture in the principal amount of $200,000 will be issued to Cornell Capital Partners at the time Newgold's Registration Statement is declared effective and will have a term of three years. Until the Maturity Dates, the Convertible Debentures are convertible into shares of our Common Stock at a per share conversion rate at the time of conversion which will be the lower of $0.2626 per share or 95% of the lowest Volume Weighted Average Price of Newgold's common stock during the 30 trading days immediately preceding the Conversion Date as quoted by Bloomberg, LP (the "Market Conversion Price").

The following table sets forth the number of shares which would be issued to Cornell Capital Partners upon the conversion of the entire $1,000,000 principal amount of the Debentures at various assumed Market Conversion Prices:

         ---------------------------------  ----------------------------
                                              Total Shares Issued to
                                             Cornell Capital Under the
          Assumed Market Conversion Price        Debenture if Full
                     Per Share                     Conversion(1)
         ---------------------------------  ----------------------------
                $   0.2626 or higher                  3,808,073
         ---------------------------------  ----------------------------
                $   0.20                              5,000,000
         ---------------------------------  ----------------------------
                $   0.18                              5,555,556
         ---------------------------------  ----------------------------
                $   0.15                              6,666,667
         ---------------------------------  ----------------------------
                $   0.10                             10,000,000
         ---------------------------------  ----------------------------
                $   0.05                             20,000,000
         ---------------------------------  ----------------------------

         (1) Does not include conversion of accrued but unpaid interest on the Debentures

REPURCHASE OF EQUITY SECURITIES

None

RECENT SALES OF UNREGISTERED SECURITIES

The following issuances of stock, warrants, and other equity securities were made without any public solicitation to a limited number of investors or related individuals or entities in separately negotiated transactions. Each investor represented to us that the securities were being acquired for investment purposes only and not with an intention to resell or distribute such securities. Each of the individuals or entities had access to information about our business and financial condition and was deemed capable of protecting their own interests. The stock, warrants and other securities were issued pursuant to the private placement exemption provided by Section 4(2) or Section 4(6) of the Securities Act or Regulation S under the Securities Act. These are deemed to be "restricted securities" as defined in Rule 144 under the Securities Act and the warrant certificates and the stock certificates bear a legend limiting the resale thereof.

During Newgold's fiscal year ended January 31, 2006, it issued the following securities pursuant to exemptions from registration under the Securities Act:

         As previously reported, our Form 10-QSB for the quarter ending April 30, 2005, in February 2005 Newgold issued 500,000 shares of common stock at a price of $0.15 per share to an investor for total proceeds of $75,000. Additionally, 500,000 warrants to purchase common stock at a price of $0.30 per share were issued to the investor. The warrants expire three years from the date of issuance.

         As previously reported, our Form 10-QSB for the quarter ending April 30, 2005, in April 2005 Newgold issued 2,000,000 shares of common stock at a price of $0.25 per share to investors for total proceeds of $500,000. Additionally, 1,000,000 warrants to purchase common stock at a price of $0.50 per share were issued to the investors. The warrants expire three years from the date of issuance.

         As previously reported, our Form 10-QSB for the quarter ending July 31, 2005, in February 2005 in July 2005 Newgold issued 12,326,231 shares of common stock at a price of $0.15 per share to the Chief Executive Officer according to the terms of existing notes payable to the officer. The issuance resulted in the repayment of principal and interest totaling $1,848,935.

         On January 27, 2006, Newgold entered into a Securities Purchase Agreement (the "Purchase Agreement") and a Registration Rights Agreement (the "Registration Rights Agreement") in connection with a private placement of a convertible debenture, in the principal amount of $1,000,000 and bearing interest of 8% per annum (the " Debenture"). The Debenture will be funded $600,000 at the closing , $200,000 upon the filing of a resale registration statement with the Securities and Exchange Commission and $200,000 upon the registration statement being declared effective. The Debenture is due and payable on January 27, 2009 unless it is converted into shares of the Company's common stock or is repaid prior to its expiration date. Additionally, pursuant to the Purchase Agreement, the investor was issued warrants (the "Warrants") to purchase an aggregate of 2,500,000 shares of Newgold common stock with 1,250,000 warrants exercisable at $0.20 per share and 1,250,000 warrants exercisable at $0.30 per share. The Warrants have a term of four years and are immediately exercisable.

         On January 31, 2006 Newgold issued 2,500,000 shares of commons stock at a price of $0.20 per share to an investor for total proceeds of $500,000. Additionally, 2,500,000 warrants to purchase common stock at a price of $0.40 per share were issued to the investor. The warrants expire three years from the date of issuance. The shares were offered and sold exclusively to individuals residing or entities formed outside the United States and are not deemed to be "U.S. persons" as that term is defined under Regulation S. Each investor represented that it is purchasing such shares for its own account. Both the offer and the sale of the Newgold shares were made outside the United States and are deemed to be "offshore transactions" as that term is defined under Regulation S. The share certificate contains a legend indicating that such shares can only be transferred in compliance with the provisions of Regulation
S. In light of the foregoing, such sales were deemed exempt from registration pursuant to Regulation S of the 1933 Act. The shares are deemed to be "restricted securities" as defined in Rule 144 under the 1933 Act.

         On January 25, 2006, Newgold entered into a joint venture with ASDi, LLC to develop two Nevada mining properties known as the Red Caps Project ("Red Caps") and Crescent Valley Project ("Crescent Valley"). The Red Caps and Crescent Valley mining claims are currently owned by ASDi, LLC which is owned and managed by A. Scott Dockter, Chairman and CEO of Newgold. The joint venture will be operated through a newly formed Nevada limited liability company called Crescent Red Caps, LLC. The terms of the joint venture provide for ASDi to contribute the Red Caps and Crescent Valley mining claims to the LLC in exchange for Newgold issuing 2.5 million shares of its common stock to ASDi and 2.5 million warrants with an exercise price of $0.40 and a term of three years. Newgold will initially own a 22.22% interest in the LLC and ASDi will hold a 77.78% interest. By expending up to $1,350,000 on each project over the next three years, Newgold can increase its interest in the LLC to 66.66%. Thereafter, Newgold has the right to purchase the remaining interest in the LLC held by ASDi at a price to be determined by the results of the exploration work conducted. Newgold will be the Manager of the LLC.

         During Newgold's fiscal year ended January 31, 2005, it issued the following equity securities pursuant to exemptions from registration under the Securities Act:

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

         During Newgold's fiscal year ended January 31, 2004, it issued the following equity securities pursuant to exemptions from registration under the Securities Act:

         In February 2003, one person exercised a warrant to purchase 200,000 shares of Newgold's common stock. The exercise price was $0.10/share.


ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


For more detailed financial information, please refer to the audited January 31, 2006 Financial Statements included in this Form 10-KSB.

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

     o Our proposed exploration of properties now include 78 unpatented mining claims contained in about 1000 acres of the Relief Canyon Property; 96 unpatented mining claims contained in about 1900 acres of the Red Caps Property; and 39 unpatented mining claims contained in about 750 acres of the Crescent Valley Property.

     o Our operating plan is to commence exploration work on all three mining properties beginning with the Relief Canyon mining property in the summer of 2006. We expect this exploration program to continue through the end of 2006. We expect to begin exploration work at the Red Caps and Crescent Valley properties in the fall of 2006. By the fourth quarter of fiscal 2007, we plan to resume mining operation at the Relief Canyon mine. We anticipate by the end of fiscal 2007 to be realizing production revenue from the Relief Canyon mine. Through the use of joint ventures, royalties, arrangements and partnerships, we intend to progressively enlarge the scope and scale of our exploration, mining and processing operations, thereby potentially increasing our chances of locating commercially viable ore deposits which could increase both our annual revenues and ultimately our net profits. Our objective is to achieve annual growth rates in revenue and net profits for the foreseeable future.

     o We expect to make capital expenditures in calendar years 2006 and 2007 of between $2.5 million and $4 million, including costs related to the exploration of the Relief Canyon mining property. We will have to raise additional outside capital to pay for these activities and the resumption of mine operations and production at the Relief Canyon mine.

     o Additional funding or the utilization of other venture partners will be required to fund mining operations, exploration, research, development and operating expenses at the Red Caps and Crescent Valley properties. In the past we have been dependent on funding from the private placement of our securities as well as loans from related and third parties as the sole sources of capital to fund operations.

RESULTS OF OPERATION

We resumed business operations after having been inactive from July 2001 until February 2003. Consequently, because we are in the process of reinstituting our business and mining operations, the results of operations for the last two fiscal years will likely not be indicative of our current and future operations. The current management discussion and analysis should be read from the context of our recent resumption of our mining business.

Operating Results for the Fiscal Years Ended January 31, 2006 and 2005
----------------------------------------------------------------------

Although we commenced efforts to re-establish our mining business early in fiscal year 2004, no mining operations have commenced and no revenues have been recognized during the fiscal years 2004, 2005 and 2006, respectively. We hope to be able to commence generating revenues from mining operations during the 2007 calendar year. We have granted a 4% net smelting return royalty to a third party related to the Relief Canyon mining property which has been recorded as an $800,000 deferred option income.

During the fiscal year ended January 31, 2006 we spent $132,166 on reclamation and maintenance expenses related to the Relief Canyon mining property. Reclamation and maintenance expenses expended during the year ended January 31, 2005 were $28,433. These expenses relate primarily to maintenance and retention costs required to maintain our mining claims. We incurred operating expenses of $674,778 during the year ended January 31, 2006. Of this amount, $374,001 reflects officer compensation and related payroll taxes during the year and $157,446 reflect fees for outside professional services. A large portion of the outside professional services reflects legal and accounting work pertaining to our annual and quarterly reporting on Form 10-KSB and preparation of an SB-2 registration statement occurring in fiscal year 2006. During the year ended January 31, 2005 we incurred operating expenses of $353,972 of which $220,000 represents officer compensation and related payroll taxes, $33,510 reflecting payroll tax penalties and $89,900 reflect fees for outside professional services. It is anticipated that both mining costs and operating expenses will increase significantly as we resume our exploration program and mining operations.

We incurred interest expense of $941,347 during the year ended January 31, 2006 which compares to interest expenses of $614,672 incurred during the year ended January 31, 2005. The amount of loans outstanding during fiscal year 2006 decreased by $797,742 compared to fiscal year 2005, which was primarily the result of the Chief Executive Officer's conversion of a convertible note payable of $1,402,742 into shares of common stock in July 2005 and the convertible debenture of $600,000 funded in January 2006. The increase in additional interest expense during fiscal year 2006 was primarily due to the increase in accretion of warrants issued in October 2004 as a debt discount.

In conjunction with the Convertible Debenture issued January 27, 2006, we allocated the proceeds received between convertible debt and the detachable warrants based upon the relative fair market values on the date the proceeds were received. Subsequent to the initial recording, the change in the fair value of the detachable warrants, determined under the Black-Scholes option pricing formula, and the change in the fair value of the embedded derivative in the conversion feature of the convertible debentures are recorded as adjustments to the liabilities at January 31, 2006. This resulted in $37,418 of expense relating to the change in the fair value of the Company's stock reflected in the change in the fair value of the warrants and derivatives (noted above) and is included as other income (expense).

In October 2004, we liquidated our investment in marketable securities through open market transactions. Net proceeds totaled approximately $34,100. This resulted in a loss on sale of $281,063. There were no sales of marketable securities for the comparable period in fiscal year 2006.

Due to the fact that the joint venture with ASDi was a related party transaction with no independent appraisal as to value, the joint venture was assigned a zero value for accounting purposes and the $859,522 of securities paid by Newgold was recorded as a loss for accounting purposes.

Our total net loss for the year ended January 31, 2006 increased to $2,645,231 compared to a net loss of $1,278,140 incurred for the fiscal year ended January 31, 2005. The larger net loss in fiscal year 2006 reflects the substantial increase in operating expenses as we reactivate our mining activities, the increase in interest expense, the loss recognized from the Crescent Red Caps JV and a continued lack of revenues recognized during fiscal year 2006.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred significant operating losses since inception which has resulted in an accumulated deficit of $19,030,535 as of January 31, 2006. At January 31, 2006, we had cash and other current assets of $701,546 compared to $18,730 at January 31, 2005 and a net working capital deficit of $2,130,847. Since the resumption of our business in February 2003, we have been dependent on borrowed or invested funds in order to finance our ongoing operations. As of January 31, 2006, we had outstanding debentures and notes payable in the gross principal amount of $1,057,634 (net balance of $1,020,291 after $(597,260) of note payable discount and $637,417 of derivative liabilities) which reflects a decrease of $797,742 compared to notes payable in the gross principal amount of $1,855,376, (net balance of $1,006,088 after $849,288 of note payable discount) as of January 31, 2005.

As of January 31, 2006 we were in default on a promissory note due to an unrelated party in the principal amount $176,500.

In the quarter ended April 30, 2005 we raised a total of $575,000 through the sale of 2,500,000 shares of Newgold restricted stock.

In the quarter ended July 31, 2005 we issued 12,326,231 shares of Common Stock at a price of $0.15 per share to our chief executive officer according to the terms of existing notes payable to the officer. The issuance resulted in the repayment of principal of $1,402,742 and interest of $446,193 totaling $1,848,935.

On January 25, 2006, Newgold entered into a joint venture with ASDi, LLC to develop two Nevada mining properties known as the Red Caps Project ("Red Caps") and Crescent Valley Project ("Crescent Valley"). Pursuant to the joint venture, Newgold will initially own a 22.22% interest in the LLC and ASDi will hold a 77.78% interest. By expending up to $1,350,000 on each project over the next three years, Newgold can increase its interest in the LLC to 66.66%. Thereafter, Newgold has the right to purchase the remaining interest in the LLC held by ASDi at a price to be determined by the results of the exploration work conducted.

On January 27, 2006, we entered into a Securities Purchase Agreement and a Convertible Debenture in the principal amount of $1,000,000 and bearing interest at 8% per annum. The Debenture was funded $600,000 on January 27, 2006 and we received an additional $200,000 on March 14, 2006 upon the filing of a resale registration statement with the SEC and we will receive a final $200,000 upon the registration statement being declared effective by the SEC.

By attempting to resume mining operations, we will require approximately $10 million to $15 million in additional working capital above the amounts realized from the convertible debenture to bring the Relief Canyon Mine into full production. It is our intention to pursue several possible funding opportunities including the sale of additional securities, entering into joint venture arrangements, or the incurring of additional debt.

Due to our  continuing  losses from our  business  operations,  the  independent auditor's report dated April 26, 2006, includes a "going concern" explanation relating to the fact that Newgold's continuation is dependent upon obtaining additional working capital either through significantly increasing revenues or through outside financing. As of January 31, 2006, Newgold's principal commitments included its obligation to pay ongoing maintenance fees on its 78 unpatented mining claims on the Relief Canyon property.

Our management believes that it will need to raise additional capital to continue to develop, promote and conduct its exploration and mining operations. Due to our limited cash flow, operating losses and limited assets, it is unlikely that we could obtain financing through commercial or banking sources. Consequently, we are dependent on continuous cash infusions from our major stockholders or other outside sources in order to fund our current operations. Prior to the transaction with Cornell Capital Partners, Newgold's president had paid a substantial portion of Newgold's expenses since restarting its business in February 2003. Although Newgold believes that these creditors and investors will continue to fund Newgold's expenses based upon their significant debt or equity interest in Newgold, there is no assurance that such investors will continue to fund Newgold's ongoing operating expenses. If adequate funds are not otherwise available, through public or private financing as well as borrowing from other sources, Newgold would not be able to establish or sustain its mining operations.

Recent Financing Transaction
----------------------------

On January 27, 2006, we entered into a Securities Purchase Agreement (the "Purchase Agreement") and other agreements in connection with the private placement of a convertible debenture, in the principal amount of $1,000,000 and bearing interest at 8% per annum (the "Debenture"). The Debenture will be funded $600,000 on January 27, 2006, $200,000 upon the filing of a resale registration statement with the SEC and $200,000 upon the registration statement being declared effective by the SEC. The Debenture is due and payable on March 9, 2009 unless it is converted into shares of Newgold Common Stock or is repaid prior to its expiration date. The conversion rate is adjustable and at any conversion date, will be the lower of $0.2626 per share or 95% of the Market Conversion Price. Consequently, the number of shares of Newgold Common Stock into which the Debenture may be covered will never be less than 3,808,073 shares but could be substantially more if the average price of Newgold's Common Stock falls below $0.2626.

In conjunction with the Purchase Agreement, we entered into an Investor Registration Rights Agreement (the "Registration Rights Agreement"). The Registration Rights Agreement requires us to register at least 24,050,025 shares of our Common Stock to cover the conversion of the Debenture (assuming conversion prices substantially below $0.26) and 2,500,000 shares of our Common Stock issuable upon conversion of warrants (the "Warrants") granted to the Debenture holder. The Registration Statement was filed with the SEC on March 6, 2006. Once effective, we are required to keep this Registration Statement effective until the Debenture has been fully converted, repaid, or becomes due and the Warrants have been fully exercised or expire. Both the Debenture and the Warrants are currently convertible or exercisable, respectively.

In conjunction with the Purchase Agreement, we entered into a Security Agreement (the "Security Agreement"). The Security Agreement creates a secured interest in favor of the Debenture holder in our mining interest and assets in the Relief Canyon Mine property. This security interest was created by recordation of a Memorandum of Security Agreement filed in Pershing County, Nevada on February 14, 2006. Consequently, should a default occur under the Debenture, the Debenture holder could take over or sell all of our interests, business and assets associated with the Relief Canyon Mine.

In conjunction with the Purchase Agreement, we granted 2,500,000 warrants to purchase shares of Newgold Common Stock, 1,250,000 exercisable at $0.20 per share and 1,250,000 exercisable at $0.30 per share. The Warrants have a term of four years. The exercise price may be reduced if shares of Newgold's Common Stock are sold at a price below the Warrant exercise price.

Lastly, in conjunction with the Purchase Agreement, we entered into a Pledge and Escrow Agreement whereby up to an additional 24,050,025 shares of Newgold Common Stock could be issued to the Debenture holder in the event of a default relating to the Debenture. The precise amount of shares that would be required to be issued to the Debenture holder would depend on the amount of principal and interest outstanding under the Debenture at the time a default was declared.

Pursuant to the Purchase Agreement, for so long as at least $200,000 of principal remains outstanding under the Debenture, the Debenture holder will have approval rights over any major transaction (i.e., merger, stock splits, sale of assets) or any issuance of common or preferred stock by Newgold with certain exceptions. The Debenture holder will also have a right of first refusal for a period of 18 months with regard to any additional capital sought to be raised by Newgold.

Off-Balance Sheet Arrangements
------------------------------

During the fiscal year ended January 31, 2006, Newgold did not engage in any off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operation are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of financial statements requires management to make estimates and disclosures on the date of the financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to revenue recognition. We use authoritative pronouncements, historical experience and other assumptions as the basis for making judgments. Actual results could differ from those estimates. We believe that the following critical accounting policies affect our more significant judgments and estimates in the preparation of our financial statements.

Development Stage Company
-------------------------

Effective January 1, 1995 (date of inception), the Company is considered a development stage Company as defined in SFAS No. 7. The Company's development stage activities consist of the development of several mining properties located in Nevada. Sources of financing for these development stage activities have been primarily debt and equity financing. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Valuation of long-lived assets
------------------------------

Long-lived assets, consisting primarily of property and equipment, patents and trademarks, and goodwill, comprise a significant portion of our total assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable. Recoverability of assets is measured by a comparison of the carrying value of an asset to the future net cash flows expected to be generated by those assets. The cash flow projections are based on historical experience, management's view of growth rates within the industry, and the anticipated future economic environment.

Factors we consider important that could trigger a review for impairment include the following:

        (a) significant underperformance relative to expected historical or projected future operating results,

        (b) significant changes in the manner of our use of the acquired assets or the strategy of our overall business, and

        (c)       significant negative industry or economic trends.

When we determine that the carrying value of long-lived assets and related goodwill and enterprise-level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model.

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

Prior to adoption of SFAS No. 143, estimated future reclamation costs were based principally on legal and regulatory requirements. Such costs related to active mines were accrued and charged over the expected operating lives of the mines using the units of production method based on proven and probable reserves. Future remediation costs for inactive mines were accrued based on management's best estimate at the end of each period of the undiscounted costs expected to be incurred at a site. Such cost estimates included, where applicable, ongoing care, maintenance and monitoring costs. Changes in estimates at inactive mines were reflected in earnings in the period an estimate was revised.

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

Reclamation Costs
-----------------

Reclamation costs and related accrued liabilities, which are based on our interpretation of current environmental and regulatory requirements, are accrued and expensed, upon determination.

Based on current environmental regulations and known reclamation requirements, management has included its best estimates of these obligations in its reclamation accruals. However, it is reasonably possible that our best estimates of our ultimate reclamation liabilities could change as a result of changes in regulations or cost estimates.

Valuation of Derivative Instruments
-----------------------------------

FAS No. 133 "Accounting for Derivative Instruments and Hedging Activities " requires bifurcation of embedded derivative instruments and measurement of their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black Scholes model as a valuation technique. Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as Adjustments to Fair Value of Derivatives. In addition, the fair values of freestanding derivative instruments such as warrants are valued using Black Scholes models.

Recent Accounting Pronouncements
--------------------------------

In November 2004, the FASB issued SFAS No. 151,"Inventory Costs". SFAS No. 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB No. 43, Chapter 4,"Inventory Pricing". Paragraph 5 of ARB No. 43, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges...." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS No. 151 to have a material impact on the Company's financial statements.

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

In March 2005, the FASB issued FASB Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations". FIN No. 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement OBLIGATION. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005 for calendar-year companies). Retrospective application of interim financial information is permitted but is not required. Management does not expect adoption of FIN No. 47 to have a material impact on our financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 154, "Accounting Changes and Error Corrections" ("SFAS No. 154"), an amendment to Accounting Principles Bulletin Opinion No. 20, "Accounting Changes" ("APB No. 20"), and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". Though SFAS No. 154 carries forward the guidance in APB No.20 and SFAS No.3 with respect to accounting for changes in estimates, changes in reporting entity, and the correction of errors, SFAS No. 154 establishes new standards on accounting for changes in accounting principles, whereby all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005. The Company will implement SFAS No. 154 in its fiscal year beginning February 1, 2006. We are currently evaluating the impact of this new standard but believe that it will not have a material impact on the Company's financial position, results of operations, or cash flows.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments", which amends SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities" and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. The Company is currently evaluating the impact this new Standard but believes that it will not have a material impact on the Company's financial position, results of operations, or cash flows.

         In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets" ("SFAS NO. 156"), which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement
(1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity's exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity's fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied. The Company does not believe that SFAS No. 156 will have a material impact on its financial position, results of operations or cash flows.

ITEM 7.       FINANCIAL STATEMENTS


                                  NEWGOLD, INC.
                              FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                            JANUARY 31, 2006 AND 2005

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                   F-1

         Balance Sheet                                                    F-2

         Statements of Operations                                         F-4

         Statements of Comprehensive Loss                                 F-5

         Statements of Shareholders' Deficit                              F-6

         Statements of Cash Flows                                         F-10

         Notes to Financial Statements                                    F-14

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors
Newgold, Inc.
(A Development Stage Company)
Sacramento, California


We have audited the balance sheet of Newgold, Inc. (a development stage company) (the "Company") as of January 31, 2006, and the related statements of operations, comprehensive loss, shareholders' deficit, and cash flows for each of the two years in the period ended January 31, 2006 and the period from January 1, 1995 to January 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Newgold, Inc. as of January 31, 2006, and the results of its operations and its cash flows for each of the two years in the period ended January 31, 2006 and the period from January 1, 1995 to January 31, 2006 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, during the year ended January 31, 2006, the Company incurred a net loss of $2,645,231 and had negative cash flows from operations of $899,807. In addition, the Company had an accumulated shareholders' deficit of $2,960,365 at January 31, 2006. These factors, among others, as discussed in
Note 2 to the financial statements, raise substantial doubts about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP
------------------------------------------
SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
April 26, 2006

                                                                   NEWGOLD, INC.
                                                    (A DEVLOPMENT STAGE COMPANY)
                                                                   BALANCE SHEET
                                                                JANUARY 31, 2006
--------------------------------------------------------------------------------

                                     ASSETS

CURRENT ASSETS
     Cash                                                       $      700,224
     Travel advance                                                      1,322
                                                               ----------------

              Total current assets                                     701,546

PROPERTY, PLANT AND EQUIPMENT                                           19,199

OTHER ASSETS
     Restricted cash                                                   243,204
     Deferred reclamation costs                                        270,736
                                                               ----------------

              Total other assets                                       513,940
                                                               ----------------

                  TOTAL ASSETS                                  $    1,234,685
                                                               ================

--------------------------------------------------------------------------------


                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                           $      798,233
     Accrued expenses                                                1,305,790
     Accrued reclamation costs                                         270,736
     Notes payable due to individuals and officers                     457,634
                                                               ----------------

         Total current liabilities                                   2,832,393
                                                               ----------------

LONG-TERM LIABILITIES
     Convertible debenture and related derivative liabilities,
         net of unamortized discount of $597,260 and deferred
         financing costs of $77,500                                    562,657
     Deferred revenue                                                  800,000
                                                               ----------------

         Total long-term liabilities                                 1,362,657

              Total liabilities                                      4,195,050





                                       F-2
    The accompanying notes are an integral part of these financial statements

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
     Common stock, $0.001 par value
         250,000,000 shares authorized
         68,104,072 shares issued and outstanding                       68,104
     Additional paid in capital                                     16,002,066
     Deficit accumulated during the development stage              (19,030,535)
                                                               ----------------

              Total shareholders' deficit                           (2,960,365)
                                                               ----------------

                  TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT   $    1,234,685
                                                               ================











































                                       F-3
    The accompanying notes are an integral part of these financial statements

                                                                   NEWGOLD, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENTS OF OPERATIONS
                                   FOR THE YEARS ENDED JANUARY 31, 2006 AND 2005
                     AND FOR THE PERIOD FROM JANUARY 1, 1995 TO JANUARY 31, 2006
--------------------------------------------------------------------------------

                                                                                                For the Period
                                                            For the Years Ended January 31,     From January 1,
                                                          ----------------------------------    1995 to January
                                                               2006               2005             31, 2006
                                                          ---------------    ---------------    ---------------
NET SALES                                                  $          -       $          -       $          -


COST OF GOODS SOLD                                               132,166             28,433            302,831
                                                          ---------------    ---------------    ---------------

GROSS (LOSS)                                                    (132,166)           (28,433)          (302,831)

OPERATING EXPENSES                                              (674,778)          (353,972)       (13,912,008)
                                                          ---------------    ---------------    ---------------

LOSS FROM OPERATIONS                                            (806,944)          (382,405)       (14,214,839)
                                                          ---------------    ---------------    ---------------

OTHER INCOME (EXPENSE)
     Interest income                                                                                    72,687
         Dividend income                                              -                  -              30,188
     Other income                                                     -                  -               6,565
     Adjustments to fair value of derivatives                    (37,418)                -             (37,418)
     Interest expense                                           (941,347)          (614,672)        (2,409,037)
     Loss from joint venture                                    (859,522)                             (859,522)
     Loss on sale of marketable securities                            -            (281,063)          (281,063)
     Bad debt expense                                                 -                  -             (40,374)
     Loss on disposal of plant, property
        and equipment                                                 -                  -            (334,927)
     Loss on disposal of bond                                         -                  -             (21,000)
                                                          ---------------    ---------------    ---------------

         Total other expense                                  (1,838,287)          (895,735)        (3,873,901)
                                                          ---------------    ---------------    ---------------

NET LOSS                                                   $  (2,645,231)     $  (1,278,140)     $ (18,088,740)
                                                          ===============    ===============    ===============

BASIC AND DILUTED LOSS PER SHARE                           $       (0.05)     $       (0.03)
                                                          ===============    ===============

BASIC AND DILUTED WEIGHTED-AVERAGE
  SHARES OUTSTANDING                                          56,755,520         47,644,745
                                                          ===============    ===============


                                      F-4
The accompanying notes are an integral part of these financial statements

                                                                   NEWGOLD, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                STATEMENTS OF COMPREHENSIVE LOSS
                                   FOR THE YEARS ENDED JANUARY 31, 2006 AND 2005
                     AND FOR THE PERIOD FROM JANUARY 1, 1995 TO JANUARY 31, 2006
--------------------------------------------------------------------------------

                                                                                                For the Period
                                                            For the Years Ended January 31,     From January 1,
                                                          ----------------------------------    1995 to January
                                                               2006               2005             31, 2006
                                                          ---------------    ---------------    ---------------
NET LOSS                                                   $  (2,645,231)     $  (1,278,140)     $ (18,088,740)

OTHER COMPREHENSIVE LOSS
     Unrealized loss from
     marketable securities                                            -                  -            (204,820)

SALE OF SECURITIES WITH PREVIOUS UNREALIZED
  HOLDING LOSS                                                        -             204,820            204,820
                                                          ---------------    ---------------    ---------------
COMPREHENSIVE LOSS                                         $  (2,645,231)     $  (1,073,320)     $ (18,088,740)
                                                          ===============    ===============    ===============































                                       F-5
    The accompanying notes are an integral part of these financial statements

                                                                   NEWGOLD, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                             STATEMENTS OF SHAREHOLDERS' DEFICIT
                                   FOR THE YEARS ENDED JANUARY 31, 2006 AND 2005
                     AND FOR THE PERIOD FROM JANUARY 1, 1995 TO JANUARY 31, 2006
--------------------------------------------------------------------------------

                                                         Common Stock         Additional    Other Com-
                                                   -------------------------   Paid in      prehensive                  Accumulated
                                                      Shares       Amount      Capital        (Loss)        Deficit        Total
                                                   ------------ ------------ ------------- ------------- ------------- -------------

Balance December 31, 1994                            6,768,358  $     6,768             -             -  $   (636,084) $   (629,316)

Net loss                                                                                                     (233,877)     (233,877)
                                                   ------------ ------------ ------------- ------------- ------------- -------------

Balance December 31, 1995                            6,768,358        6,768             -             -      (869,961)     (863,193)

Shares issued to creditors and shareholders
  of Warehouse Auto Centers, Inc.                      305,709          306       305,403             -      (305,709)            -
Shares issued to investors and underwriters          5,135,130        5,135     4,701,835                                 4,706,970
Shares issued to purchase Washington Gulch           3,800,000        3,800       177,200                                   181,000
Shares issued in exchange for net profits interest   1,431,642        1,432       440,605                                   442,067
Shares issued to others                                 21,000          221       220,779                                   221,000
Shares issued to Repadre                               100,000          100        99,900                                   100,000
Shares issued to repurchase 50% interest
  in Relief Canyon                                   1,000,000        1,000       999,000                                 1,000,000
Net loss for the period January 1, 1996
  to January 31, 1997                                                                                      (1,803,784)   (1,803,784)
                                                   ------------ ------------ ------------- ------------- ------------- -------------

Balance January 31, 1997                            18,761,839       18,762     6,944,722             -    (2,979,454)    3,984,030

Shares issued to Warehouse Auto Centers, Inc.
  shareholders subsequently cancelled                  (25,242)         (25)      (25,217)                                  (25,242)
Shares issued to others                                 12,500           13         4,987                                     5,000
Additional shares issued to investors and
  underwriters for delay in share trading              513,514          513       204,487                                   205,000
















                                       F-6
    The accompanying notes are an integral part of these financial statements

                                                                   NEWGOLD, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                             STATEMENTS OF SHAREHOLDERS' DEFICIT
                                   FOR THE YEARS ENDED JANUARY 31, 2006 AND 2005
                     AND FOR THE PERIOD FROM JANUARY 1, 1995 TO JANUARY 31, 2006
--------------------------------------------------------------------------------

Shares issued to Repadre                               200,000          200       199,800                                   200,000
Net loss                                                                                                   (5,883,309)   (5,883,309)
                                                   ------------ ------------ ------------- ------------- ------------- -------------

Balance January 31, 1998                            19,462,611       19,463     7,328,779             -    (8,862,763)   (1,514,521)

Shares issued in exchange for rent                      15,000           15         5,985                                     6,000
Shares issued to IBK                                 5,616,977        5,617       542,383                                   548,000
Shares issued in exchange for property                 150,000          150        55,350                                    55,000
Net loss                                                                                                     (753,219)     (753,219)
                                                   ------------ ------------ ------------- ------------- ------------- -------------

Balance January 31, 1999                            25,244,588       25,245     7,932,497             -    (9,615,982)   (1,658,240)

Three-for-two stock split                           12,672,441       12,671       (12,671)                                        -
Shares issued in exchange for debt conversion        3,205,674        3,206     1,279,065                                 1,282,271
Net loss                                                                                                     (919,735)     (919,735)
                                                   ------------ ------------ ------------- ------------- ------------- -------------

Balance January 31, 2000                            41,122,703       41,122     9,198,891             -   (10,535,717)   (1,295,704)

Shares issued for cash                               1,796,000        1,796       663,204                                   665,000
Additional shares issued for delay in registration     239,200          239          (239)                                        -
Shares issued for offering costs                       120,000          120       (60,120)                                  (60,000)
Shares issued for legal settlement                   1,000,000        1,000       649,000                                   650,000
Shares issued for services                              78,271           78        69,922                                    70,000
Net loss                                                                                                   (2,382,723)   (2,382,723)
                                                   ------------ ------------ ------------- ------------- ------------- -------------

Balance January 31, 2001                            44,356,174       44,356    10,520,657             -   (12,918,440)   (2,353,427)

Shares issued for cash                               2,500,000        2,500       147,500                                   150,000
Warrants issued with debt                                                          20,000                                    20,000















                                       F-7
    The accompanying notes are an integral part of these financial statements

                                                                   NEWGOLD, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                             STATEMENTS OF SHAREHOLDERS' DEFICIT
                                   FOR THE YEARS ENDED JANUARY 31, 2006 AND 2005
                     AND FOR THE PERIOD FROM JANUARY 1, 1995 TO JANUARY 31, 2006
--------------------------------------------------------------------------------

Net loss                                                                                                   (1,502,366)   (1,502,366)
                                                   ------------ ------------ ------------- ------------- ------------- -------------

Balance January 31, 2002                            46,856,174       46,856    10,688,157             -   (14,420,806)   (3,685,793)

Shares issued upon exercise of warrants                550,000          550        54,450                                    55,000
Offering costs                                                                     (1,467)                                   (1,467)
Warrants issued with debt                                                          13,574                                    13,574
Net loss                                                                                                     (215,533)     (215,533)
                                                   ------------ ------------ ------------- ------------- ------------- -------------

Balance January 31, 2003                            47,406,174       47,406    10,754,714             -   (14,636,339)   (3,834,219)

Shares issued upon exercise of warrants                200,000          200        19,800                                    20,000
Warrants issued with debt                                                          63,918                                    63,918
Other comprehensive loss                                                                       (204,820)                   (204,820)
Net loss                                                                                                     (470,823)     (470,823)
                                                   ------------ ------------ ------------- ------------- ------------- -------------

Balance January 31, 2004                            47,606,174       47,606    10,838,432      (204,820)  (15,107,162)   (4,425,944)

Shares issued for cash                                 671,667          672       100,078                                   100,750
Offering costs                                                                   (124,337)                                 (124,337)
Warrants issued with common stock                                                 124,337                                   124,337
Warrants issued with debt                                                       1,284,234                                 1,284,234
Sale of marketable securities                                                                   204,820                     204,820
Net loss                                                                                                   (1,278,140)   (1,278,140)
                                                   ------------ ------------ ------------- ------------- ------------- -------------

Balance January 31, 2005                            48,277,841       48,278    12,222,744             -   (16,385,302)   (4,114,280)


















                                       F-8
    The accompanying notes are an integral part of these financial statements

                                                                   NEWGOLD, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                             STATEMENTS OF SHAREHOLDERS' DEFICIT
                                   FOR THE YEARS ENDED JANUARY 31, 2006 AND 2005
                     AND FOR THE PERIOD FROM JANUARY 1, 1995 TO JANUARY 31, 2006
--------------------------------------------------------------------------------

Shares issued for cash                               5,000,000        5,000     1,070,000                                 1,075,000
Shares issued in exchange for
  debt conversion                                   12,326,231       12,326     1,836,609                                 1,848,935
Shares issued to purchase 22%
  interest in Crescent Red Caps LLC                  2,500,000        2,500       497,500                                   500,000

Warrants issued with investment in joint
venture                                                                           359,523                                   359,523
Warrants issued for services                                                       15,690                                    15,690
Sale of marketable securities
Net loss for the period February
  1, 2005 to January 31, 2006                                                                              (2,645,231)   (2,645,231)
                                                   ------------ ------------ ------------- ------------- ------------- -------------
Balance, January 31, 2006                           68,104,072  $    68,104  $ 16,002,066             -  $(19,030,535) $ (2,960,365)
                                                   ============ ============ ============= ============= ============= =============

































                                       F-9
    The accompanying notes are an integral part of these financial statements

                                                                   NEWGOLD, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENTS OF CASH FLOWS
                                   FOR THE YEARS ENDED JANUARY 31, 2006 AND 2005
                     AND FOR THE PERIOD FROM JANUARY 1, 1995 TO JANUARY 31, 2006
--------------------------------------------------------------------------------

                                                                                                               For the Period
                                                                           For the Years Ended January 31,     From January 1,
                                                                          --------------------------------     1995 to January
                                                                               2006             2005              31, 2006
                                                                          ---------------  --------------- -- -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                  ($2,645,231)     ($1,278,140)        ($18,088,740)
   Adjustments to reconcile net loss to net cash
      used in operating activities
         Accretion of warrants issued as a debt discount                         777,642          443,682            1,274,257
         Accretion of beneficial conversion                                       71,645           35,823              107,468
         Accretion of debt discount                                                2,740                -                2,740
         Adjustments to  fair value of derivatives                                37,417                -               37,417
         Loss from joint venture                                                 859,522                -              859,522
         Loss on sale of marketable securities                                         -          281,063              281,063
         Depreciation and amortization                                                 -                -              124,157
         Loss on disposal of property, plant and equipment                             -                -              334,927
         Impairment in value of property, plant and equipment                          -                -              807,266
         Loss on disposal of bond                                                      -                -               21,000
         Impairment in value of Relief Canyon Mine                                     -                -            3,311,672
         Impairment in value of joint  investments                                     -                -              490,000
         Bad debt                                                                      -                -               40,374

























                                       F-10
    The accompanying notes are an integral part of these financial statements

                                                                   NEWGOLD, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENTS OF CASH FLOWS
                                   FOR THE YEARS ENDED JANUARY 31, 2006 AND 2005
                     AND FOR THE PERIOD FROM JANUARY 1, 1995 TO JANUARY 31, 2006
--------------------------------------------------------------------------------

         Assigned value of stock and warrants exchanged for services              15,690                -              552,948
         Gain on write off of note payable                                                              -               (7,000)
         Judgment loss accrued                                                                                         250,000
         (Increase) decrease in
           Restricted cash                                                      (243,204)                             (243,204)
            Employee receivable                                                      678            2,000                2,678
            Deposits                                                                               45,000                4,500
            Deferred reclamation costs                                           243,210                -            (194,742)
            Prepaid expenses                                                           -                -              (2,900)
            Reclamation bonds                                                          -                -              185,000
            Other assets                                                               -                -              (1,600)
         Increase (decrease) in
            Accounts payable                                                     229,955           28,082             517,273
            Accrued expenses                                                    (249,871)          89,289           1,963,574
                                                                          ---------------  --------------- -- -----------------

               Net cash used by operating activities                            (899,807)        (353,201)         (7,370,344)
                                                                          ---------------  --------------- -- -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of marketable securities                                         -           34,124               34,124
   Investment in marketable securities                                                 -                -             (315,188)
   Advances from shareholder                                                           -                -                7,436
   Contribution from joint venture partner                                             -                -              775,000
   Purchase of joint venture partner interest                                          -                -             (900,000)
   Capital expenditures                                                          (19,199)               -           (2,970,706)





















                                       F-11
    The accompanying notes are an integral part of these financial statements

                                                                   NEWGOLD, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENTS OF CASH FLOWS
                                   FOR THE YEARS ENDED JANUARY 31, 2006 AND 2005
                     AND FOR THE PERIOD FROM JANUARY 1, 1995 TO JANUARY 31, 2006
--------------------------------------------------------------------------------

   Proceeds from disposal of property, plant and equipment                                              -              278,783
   Investments in joint ventures                                                       -                -             (490,000)
   Note receivable                                                                     -                -             (268,333)
   Repayment of note receivable                                                        -                -              268,333

               Net cash used by investing activities                             (19,199)         (34,124)          (3,580,551)
                                                                          ---------------  --------------- -- -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from the issuance of common stock                                  1,075,000          100,750            7,559,253
   Proceeds from notes payable                                                   527,500          251,043            5,554,548
   Principal repayments of notes payable                                               -          (21,953)          (2,037,706)
   Repayment of advances to affiliate                                                  -                -             (231,663)
   Deferred revenue                                                                    -                -              800,000

               Net cash provided by financing activities                       1,602,500          329,840           11,644,432
                                                                          ---------------  --------------- -- -----------------

                  Net increase in cash                                           683,494           10,763              693,537

CASH, BEGINNING OF YEAR                                                           16,730            5,967                6,687
                                                                          ---------------  --------------- -- -----------------

CASH, END OF YEAR                                                         $      700,224   $       16,730     $        700,224
                                                                          ===============  =============== == =================






















                                       F-12
    The accompanying notes are an integral part of these financial statements

SUPPLEMENTAL CASH FLOW INFORMATION FOR THE YEARS ENDED JANUARY 31, 2006 AND 2005 AND JANUARY 1, 1995 THROUGH JANUARY 31, 2006 AS FOLLOWS:

                                                                                                               For the Period
                                                                           For the Years Ended January 31,     From January 1,
                                                                          --------------------------------     1995 to January
                                                                               2006             2005              31, 2006
                                                                          ---------------  --------------- -- -----------------

Cash paid for interest                                                     $           -    $           -      $        161,107
Cash paid for income taxes                                                 $           -    $           -      $             -

Non Cash Investing and Financing Activities:
   Conversion of related party note payable to common
      stock,including interest payable of $446,193                         $    1,848,935   $           -      $      1,848,935






































                                      F-13
    The accompanying notes are an integral part of these financial statements

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

The Company has embarked on a business strategy whereby it will invest in and/or manage gold mining and other mineral producing properties. Currently, the Company's principal assets include various mineral leases associated with the Relief Canyon mine located near Lovelock, Nevada along with various items of mining equipment located at that site as well as a 22% interest in a joint venture covering two separate leasehold interests covering over 2700 acres in Lander County, Nevada. The Company's business will be to acquire, explore and, if warranted, develop various mining properties located in the state of Nevada. The Company plans to carryout comprehensive exploration and development programs and when appropriate, begin mining activities on its properties. The Company may fund and conduct these activities itself, or it may outsource some of these activities through the use of various joint venture, royalty or partnership arrangements pursuant to which other companies would agree to finance, carryout the exploration and development programs, or perform mining operations on Newgold's mining properties. The Company's current plan may not require the hiring of significant amounts of mining employees depending upon the level, if any, of the mining and exploration activities outsourced to other entities.

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

NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis. During the years ended January 31, 2006 and 2005 and the period from January 1, 1995 to January 31, 2006, Newgold incurred net losses of approximately $2,645,231, $1,278,140 and $18,088,740, respectively. In addition, Newgold had a total shareholders' deficit of $2,960,365 and was in the development stage since inception and through January 31, 2006. The Company's ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. Since inception, the Company has satisfied its capital needs by issuing equity securities.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company
-------------------------
Effective January 1, 1995 (date of inception), the Company is considered a development stage Company as defined in SFAS No. 7. The Company's development stage activities consist of the development of several mining properties located in Nevada. Sources of financing for these development stage activities have been primarily debt and equity financing. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Cash and Cash Equivalents
-------------------------
For the purpose of the statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Restricted Cash
---------------
Restricted cash represents a certificate of deposit with Wells Fargo Bank to serve as collateral for a reclamation bond with the Nevada Department of Environmental Protection at the Relief Canyon Mine.

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

Valuation of Derivative Instruments
-----------------------------------
FAS No. 133 "Accounting for Derivative Instruments and Hedging Activities " requires bifurcation of embedded derivative instruments and measurement of their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black Scholes model as a valuation technique. Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as Adjustments to Fair Value of Derivatives. In addition, the fair values of freestanding derivative instruments such as warrants are valued using Black Scholes models.

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

The following common stock equivalents were excluded from the calculation of diluted loss per share since their effect would have been anti-dilutive:

                                                   2006                 2005
                                             ---------------    ---------------

                      Warrants                    20,774,583         11,724,583

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

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments", which amends SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities" and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. The Company is currently evaluating the impact this new Standard but believes that it will not have a material impact on the Company's financial position, results of operations, or cash flows.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets" ("SFAS NO. 156"), which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement
(1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity's exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity's fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied. The Company does not believe that SFAS No. 156 will have a material impact on its financial position, results of operations or cash flows.


NOTE 4 -MARKETABLE SECURITIES AVAILABLE FOR SALE

At January 31, 2006 and 2005 the Company held no marketable securities available for sale. In October 2004 the Company sold all of its investment in marketable securities. This resulted in net proceeds of $34,124 and a recognized loss of sale of $281,063.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment at January 31, 2006 was recorded at $19,199 and consisted of additional monitoring wells that were installed at the Relief Canyon Mine during the year ended January 31, 2006. The Company had previously determined that the value of its fixed assets at the Relief Canyon Mine were permanently impaired and wrote off assets with a basis of $800,000. If the Company can reestablish mining operations at Relief Canyon it is possible that some of these assets could be utilized in such operations.

A summary of property, plant and equipment previously written off was as follows:

                           `                    Machinery
                                                    &       Development   Capitalized
                                    Buildings   Equipment   Costs          Interest      Total
                                    ---------   ---------   -----------   -----------   --------
          Relief Canyon Mine        $ 215,510   $ 277,307   $   261,742   $  45,441     $800,000

All office furniture and equipment has been fully depreciated as of January 31, 2006.

NOTE 6 - NOTES PAYABLE TO RELATED PARTIES AND INDIVIDUALS

Unsecured notes payable to individuals and related parties consist of the following at January 31, 2006:

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
      The notes bear  interest at 8% per year.
      The notes are due October 31, 2006 and January 31, 2007. Newgold is not in default with respect to these loans. In connection with the loans, warrants to purchase 141,540 shares of common stock have been issued. The warrants have been valued using the Black-Scholes option pricing model (see Note 8). The warrants were issued at $0.15 per share and expire in five years from the date of issuance.

Loan from individual.                                           $ 176,500
      The note bears interest at 8% per year.
      The note is currently due. The Company is in default with respect to this loan.

Other non-interest bearing advances                                47,039
                                                               -----------
      Total notes payable to individuals and related parties    $ 457,634
                                                               ===========

Interest expense was $941,347, $614,672 and $2,409,037 for the years ended January 31, 2006 and 2005, and the period from January 1, 1995 to January 31, 2006, respectively.

NOTE 7 - CONVERTIBLE DEBENTURE

On January 27, 2006, Newgold entered into a Securities Purchase Agreement (the "Purchase Agreement") and other agreements in connection with the private placement of a convertible debenture, in the principal amount of $1,000,000 and bearing interest at 8% per annum (the "Debenture"). The Debenture was funded $600,000 on January 27, 2006, with additional fundings due as follows: $200,000 upon the filing of a resale registration statement with the SEC and $200,000 upon the registration statement being declared effective by the SEC. Of the $600,000 funded on January 27, 2006, $77,500 was paid for various loan fees and closing costs. The Debenture is due and payable on January 27, 2009 unless it is converted into shares of Newgold Common Stock or is repaid prior to its expiration date. The conversion rate is adjustable and at any conversion date, will be the lower of $0.2626 per share or 95% of the Market Conversion Price.

In conjunction with the Purchase Agreement, Newgold entered into an Investor Registration Rights Agreement (the "Registration Rights Agreement"). The Registration Rights Agreement requires Newgold to register at least 24,050,025 shares of our Common Stock to cover the conversion of the Debenture (assuming conversion prices substantially below $0.2626) and 2,500,000 shares of our Common Stock issuable upon conversion of warrants (the "Warrants") granted to the Debenture holder. Newgold is required to keep this Registration Statement effective until the Debenture has been fully converted, repaid, or becomes due and the Warrants have been fully exercised or expire. Both the Debenture and the Warrants are currently convertible or exercisable, respectively.

In conjunction with the Purchase Agreement, Newgold entered into a Security Agreement (the "Security Agreement"). The Security Agreement creates a secured interest in favor of the Debenture holder in our mining interest and assets in the Relief Canyon Mine property. This security interest was created by recordation of a Memorandum of Security Agreement filed in Pershing County, Nevada on February 14, 2006. Consequently, should a default occur under the Debenture, the Debenture holder could take over or sell all of our interests, business and assets associated with the Relief Canyon Mine.

The transaction, to the extent that it is to be satisfied with common stock of the Company, would normally be included as equity obligations. However, in the instant case, due to the indeterminate number of shares which might be issued under the embedded convertible note debt conversion feature, the Company is required to record a liability for the fair value of the detachable warrants and the embedded convertible feature of the note payable (included in the liabilities as a "derivative liability").

The accompanying financial statements comply with current requirements relating to warrants and embedded conversion features as described in FAS 133, EITF 98-5, 00-19, and 00-27, and APB 14 as follows:

o The Company allocated the proceeds received between convertible debt and the detachable warrants based upon the relative fair market values on the date the proceeds were received.
o Subsequent to the initial recording, the change in the fair value of the detachable warrants, determined under the Black-Scholes option pricing formula, and the change in the fair value of the embedded derivative in the conversion feature of the convertible debentures are recorded as adjustments to the liabilities at January 31, 2006.
o $37,418 of expense relating to the change in the fair value of the Company's stock reflected in the change in the fair value of the warrants and derivatives (noted above) is included as other income (expense).
o        Accreted interest of $2,740 as of January 31, 2006.

The following table summarizes the various components of the convertible notes as of January 31, 2006:

            Derivative liabilities                 $     637,417
            Convertible debenture                        600,000
            Unamortized discount                        (597,260)
            Deferred financing costs                     (77,500)
                                                  ----------------
            Total convertible debt
             and financing costs                   $     562,657
                                                  ================


NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

Crescent Red Caps Joint Venture
-------------------------------
Newgold is the owner of a 22.22% joint venture interest and is the operator of the Crescent Red Caps Joint Venture ("Crescent Red Caps"). The remaining 77.78% interest is held by ASDi LLC, a California limited liability company owned by A. Scott Dockter, Chairman and CEO of Newgold. Additionally, Newgold, by making expenditures over the next three years aggregating $2,700,000, will end up with a 66.66% overall interest in the joint venture. Newgold will then have the opportunity to purchase the remaining joint venture interest held by Mr. Dockter based on the results of the exploration work contemplated by these additional expenditures.

The Company acquired its 22.22% in the joint venture by issuing to ASDi LLC 2,500,000 shares of its restricted common stock and a warrant to purchase 2,500,000 shares of its common stock at a price of $0.40. The warrant has a term of three years. The common stock was valued at $0.20 per share for a total of $500,000. The fair market value of the warrants was calculated to be $359,522 as determined by the methodology described in Note 9. The Company recorded this investment as a loss form the joint venture of $859,522 for the year ended January 31, 2006.

The properties are subject to two leases which include approximately 135 unpatented mining claims and cover approximately 2700 acres. All gold, silver and other mineral production by Crescent Red Caps is subject to a 3% net smelter return ("NSR") royalty payable to the lessors except for barite which is subject to a 10% royalty on ore produced from claims covered by the leases.

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

NOTE 9 - SHAREHOLDERS' DEFICIT

The following common stock transactions occurred during the period from January 1, 1995 to January 31, 2006:

Common Stock
------------
In January 1996 3,800,000 shares were issued for the purchase of rights to the Washington Gulch property. The site was acquired from a former officer of the Company. The property consists of a mill site located in Montana. The value of the common stock issued on the property was recorded at the cash value of the net monetary assets received which amounted to $181,000.

In June, 1996 the Company exchanged several "net profits interests" for shares of common stock of the Company. A net profit interest is a royalty based on the profit remaining after recapture of certain operating, capital and other costs as defined by agreement. Net profits interests sold for $442,037 were repurchased for 1,431,642 shares of common stock.

In October 1996 the Company issued 1,000,000 shares, valued at $1 per share, to Casmyn Corp. as partial consideration for the repurchase of their 50% interest in the Relief Canyon Mine.

In November 1996, the Company sold 100,000 shares in exchange for $100,000 in cash to Repadre Capital Corporation.

In November 1996, Newgold, Inc. of Nevada (Old Newgold) was merged into Warehouse Auto Centers, Inc. (WAC), a public company, which had previously filed an involuntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Western District of New York. Pursuant to the plan of reorganization and merger (the Plan), (i) WAC which was the surviving corporation for legal purposes, changed its name to Newgold, Inc. (the Company), (ii) the outstanding shares of Old Newgold were converted into the right to receive an aggregate of 12,000,000 shares or approximately 69% of the post merger outstanding common stock of the Company, (iii) each outstanding share of WAC was converted into the right to receive 1/65 share of the common stock of the Company, for an aggregate of 51,034 shares or less than 1% of the post merger outstanding common stock, (iv) unsecured trade debts and other unsecured pre-petition liabilities were paid in full via the issuance of one share of the Company's stock for each $42 of debt, for an aggregate of 63,374 shares or less than 1% of the post merger outstanding common stock, and (v) post petition 1 share of stock for each $1 of debt, for an aggregate of 191,301 shares or approximately 1% of the post merger outstanding common stock. The Plan also required an amendment to the Company's capital structure to increase the number of shares authorized to 50,000,000 and to reduce the corresponding par value to $.001.

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

In the bankruptcy reorganization of WAC, all creditors were issued stock in settlement of accounts payable. During fiscal 1998 post petition creditors had the option of receiving cash in lieu of stock. Five creditors returned 25,242 shares to the Company, resulting in a charge to stockholders' deficit of $25,242.

In May 1997, the Company issued 12,500 shares to a note holder in payment of a $5,000 note, which had originally been issued in exchange for an agreement to defer filing a judgment for collection of the $200,000 note.

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

In October 1997 Repadre Capital Corp. exercised warrants to purchase 200,000 shares 1997 at $1.00 per share.

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

In January 2000 the Board of Directors, agreed that various creditors of the Company would settle their debt through conversion of the debt into equity by issuing stock at a price of $0.40 per share. In total, $1,282,271 of debt was converted into 3,205,674 shares of stock. $477,977 or 1,194,943 shares were for amounts owed to the Chairman of the Company; $328,733 or 821,833 shares were for amounts owed to two directors and $475,561 or 1,188,898 shares were for amounts owed to other shareholders.

In February 2000, the Company closed a private placement offering or 1,196,000 shares to raise $598,000 at $.50 per share. Additionally, a warrant was issued with each share to purchase an additional share of common stock at $1 per share. The warrants expired four years from the original date of closing. In connection with this offering $60,000 were paid as commission to brokers in the form of 120,000 shares of common stock and were accounted for as offering costs. Due to the registration of the shares not being completed, as a penalty the Company issued an additional 239,200 to the investors in August 2000.

In April 2000, the Company issued 78,271 shares of common stock in exchange for services related to an Internet interview and broadcast with the Chairman and Chief Executive Officer of the Company..

In April 2000, a $200,000 note payable and a $250,000 judgment payable were settled and paid off in full by a shareholder of the company. The total balances due including interest and legal fees had grown to approximately $650,000 at the time of settlement. The shareholder has received an additional 1,000,000 shares of stock as reimbursement for the payment of these amounts on behalf of the Company.

In October 2000 the Company issued 600,000 shares of common stock to an investor for $67,000.

In February 2001 the Company issued 2,500,000 shares of common stock to an investor for $150,000.

In January 2003 warrants to purchase 550,000 shares of common stock were exercised at a price of $0.10 per share. The original exercise price was $1.00 however the investors and the Company renegotiated the exercise price to $0.10 per share.

In February 2003 warrants to purchase 200,000 shares of common stock were exercised at a price of $0.10 per share. The original exercise price was $1.00 however the investor and the Company renegotiated the exercise price to $0.10 per share.

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

In January 2006 Newgold issued 2,500,000 shares of common stock at a price of $0.20 per share to ASDi LLC, an entity controlled and managed by the Chief Executive Officer in exchange for a 22.22% interest in a newly formed entity, Crescent Red Caps Joint Venture (see Note 8).

Additionally, 2,500,000 warrants to purchase common stock at a price of $0.40 per share were issued to ASDi LLC. The warrants expire three years from the date of issuance.

In January 2006 Newgold issued 2,500,000 shares of common stock at a price of $0.20 per share to an investor for total proceeds of $500,000. Additionally, 2,500,000 warrants to purchase common stock at a price of $0.40 per share were issued to the investor. The warrants expire three years from the date of issuance.

Warrants
--------
Newgold has issued common stock warrants to officers of Newgold as part of certain financing transactions (see Note 6). Newgold has also issued warrants as part of the issuance of a convertible debt transaction (see Note 7). Newgold has also issued warrants as part of the issuance of common stock (see this Note 9).

The fair market value of these warrants issued during the years ended January 31, 2006 and 2005 was determined to be $1,365,758 and $1,176,766, respectively, and was calculated under the Black-Scholes option pricing model with the following assumptions used:

                                                    2006              2005
                                               ---------------   ---------------
         Expected life                           3 - 4 years         5 years
         Risk free interest rate                 3.77%-4.49%        3.3%-3.71%
         Volatility                                134%               348%
         Expected dividend yield                   None               None

The fair value of these warrants is being amortized to interest expense over one and three years, the original life of the loans. Total amortization expense for the years ended January 31, 2006 and 2005 and the period from January 1, 1995 to January 31, 2006 was approximately $777,642, $443,682 and $1,274,257, respectively.

The following table presents warrant activity through January 31, 2006:

                                                        Number of Shares        Weighted Average
                                                                                Exercise Price
                                                       --------------------  ---------------------
Outstanding at January 31, 2000                                          -    $                 -
   Granted                                                       3,746,000                   0.55
   Exercised                                                             -                      -
   Canceled or expired                                                   -                      -
                                                       --------------------  ---------------------
Outstanding at January 31, 2001 and 2002                         3,746,000                   0.55
   Granted                                                         452,463                   0.15
   Exercised                                                      (550,000)                 (0.10)
   Canceled or expired                                                   -                      -
                                                       --------------------  ---------------------
Outstanding at January 31, 2003                                  3,648,463                   0.43
   Granted                                                       1,265,766                   0.15
   Exercised                                                      (200,000)                 (0.10)
   Canceled or expired                                            (996,000)                 (1.00)
                                                       --------------------  ---------------------
Outstanding at January 31, 2004                                  3,718,229                   0.15
   Granted                                                       8,006,354                   0.16
   Exercised                                                             -                      -

                                                        Number of Shares        Weighted Average
                                                                                Exercise Price
                                                       --------------------  ---------------------
   Canceled or expired                                                   -                      -
                                                       --------------------  ---------------------
Outstanding at January 31, 2005                                 11,724,583                   0.16
   Granted                                                       9,050,000                   0.37
   Exercised                                                             -                      -
   Canceled or expired                                                   -                      -
                                                       --------------------  ---------------------
Outstanding at January 31, 2006                                 20,774,583    $              0.25
                                                       ====================  =====================
Exercisable at January 31, 2006                                 20,774,583    $              0.25
Weighted average remaining contractual term                      36 months


NOTE 10 - INCOME TAXES

As of January 31, 2006, the Company had net operating loss carry-forwards of approximately $11,145,241 available to reduce future Federal taxable income which, if not used, will expire at various dates through January 31, 2026. Due to changes in the ownership of the Company, the utilization of these loss carry-forwards may be subject to substantial annual limitations. Deferred tax assets (liabilities) are comprised of the following at January 31, 2006:

         Deferred Tax Assets
             Net Operating Loss Carry-forwards                 $      4,774,409
             Contribution Carryover                                      16,029
             Accrued Interest Payable                                    58,498
             Accrued Payroll                                            237,651
             Accrued Payroll Tax                                        162,720
             AmortizationDiffBook/Tax                                   552,469
             AccruedAccountsPayable                                      88,250
             Capital Loss Difference                                    120,416
             Stock compensation                                           6,722
             Other                                                          272
         Less valuation allowance                                    (5,595,336)
                                                              ------------------
         Total Deferred Tax Assets                                      422,100
                                                              ------------------
         Deferred Tax Liability
             State Taxes                                               (422,100)
                                                              ------------------
         Total Deferred Tax Liabilities                                (422,100)
                                                              ------------------

             NET DEFERRED TAX ASSETS                           $              -
                                                              ==================

The net change in the total valuation allowance for the year ended January 31, 2006 was $816,412. The valuation allowance is provided to reduce the deferred tax asset to a level which, more likely than not, will be realized.

The expected Federal income tax benefit, computed based on the Company's pre-tax losses at January 31, 2006 and the statutory Federal income tax rate, is reconciled to the actual tax benefit reflected in the accompanying financial statements as follows:

                                                           2006           2005
                                                        ------------  -------------
         Statutory regular federal income benefit rate       34.00%         34.00%
         State taxes                                          8.84%          8.84%



         Change in valuation allowance                     (42.84)%       (42.84)%
                                                        ------------  -------------
             Total                                            0.00%          0.00%
                                                        ============  =============

Previous to June 21, 1996, the stockholder of the Company elected under Internal Revenue Code Section 1362 to have the Company taxed as an S Corporation. As such, all Federal and substantially all State income tax attributes passed through the Company directly to the stockholder until that date. Additionally, the Company has not filed any tax returns since 1996.

NOTE 11 - RELATED PARTY TRANSACTIONS

Loans from officers
-------------------
During prior periods, the Chief Financial Officer and Secretary of Newgold loaned Newgold an aggregate of $209,251. As of January 31, 2006 the net principal balance owing to him was $209,251 and accrued interest payable was $22,692. See Note 6.

During the 2006 fiscal year, the President of Newgold, Scott Dockter, had loaned Newgold an aggregate of $5,000. As of January 31, 2006 the net principal balance owing to him was $24,844 and accrued interest payable was $33,023. See Note 6. In July 2005 a convertible promissory note with a balance of $1,402,742 and additional accrued interest of $446,193 due to Mr. Dockter was converted into 12,326,231 shares of Newgold common stock. As of January 31, 2005, Mr. Dockter had loaned Newgold a total of $24,845 and accrued interest of $32,023. In addition to the outstanding note payable, Mr. Dockter has been issued Warrants to purchase up to 12,157,909 shares of Newgold's Common Stock at exercise prices ranging from $0.15/share to $0.40/share.

On January 25, 2006, Newgold entered into a joint venture with ASDi, LLC to develop two Nevada mining properties known as the Red Caps Project and Crescent Valley Project. The Red Caps consists of approximately 96 unpatented mining claims covering 1900 acres and the Crescent Valley consists of approximately 39 unpatented mining claims covering 750 acres. The Red Caps and Crescent Valley mining claims are currently owned by ASDi, LLC, which is owned and managed by A. Scott Dockter, Chairman and CEO of Newgold. The joint venture will be operated through a newly formed Nevada limited liability company called Crescent Red Caps, LLC. The terms of the joint venture provide for ASDi to contribute the Red Caps and Crescent Valley mining claims to the LLC in exchange for Newgold issuing 2.5 million shares of its Common Stock to ASDi. Additionally, 2,500,000 warrants to purchase common stock at a price of $0.40 per share were issued to ASDi LLC. The warrants expire three years from the date of issuance. Newgold will initially own a 22.22% interest in the LLC and ASDi will hold a 77.78% interest. By expending up to $1,350,000 on each project over the next three years, Newgold can increase its interest in the LLC to 66.66%. Thereafter, Newgold has the right to purchase the remaining interest in the LLC held by ASDi at a price to be determined by the results of the exploration work conducted. Newgold will be the Manager of the LLC. Accrued Payroll and Expenses Owed to Officers As of January 31, 2006 Newgold owed the Chief Executive Officer and Chairman of Newgold $75,000 for back wages.

As of January 31, 2006 Newgold owed the Chief Financial Officer and Secretary of Newgold $102,057 for back wages and $2,500 for accrued expenses.

NOTE 12 - SUBSEQUENT EVENTS

In March 2006 Newgold issued 500,000 shares of common stock at a price of $0.20 per share to an investor for total proceeds of $100,000. Additionally, 500,000 warrants to purchase common stock at a price of $0.40 per share were issued to the investor. The warrants expire three years from the date of issuance.

In March 2006 $200,000 was funded per the terms of the Debenture  referred to in
Note 6. Of the $200,000 funded $20,000 was paid for various loan fees and closing costs. All of the original terms and conditions of the Debenture and related documents remain unchanged.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No changes or disagreements.

ITEM 8A.      CONTROLS AND PROCEDURES


Disclosure Controls and Procedures.
-----------------------------------

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the year covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiary) that is required to be included in our periodic reports.

Changes in Internal Control Over Financial Reporting.
-----------------------------------------------------

There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting..

ITEM 8B.      OTHER INFORMATION

None

Newgold has not filed federal income tax returns since 1996. Management does not believe this failure to file federal tax returns will have a material financial impact on Newgold due to the fact that Newgold has reported limited revenues and operating losses during this time period. However, certain penalties and fees may be assessed against Newgold for the delinquent filing of these tax returns. Certain states require the filing of annual state tax returns in order to maintain a corporation's good standing in those states. Newgold has retained an accountant to prepare these past corporate tax returns which are expected to be completed and filed during the second quarter of this fiscal year.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


The following table sets forth information about the directors and executive officers of Newgold together with the principal positions and offices with Newgold held by each:

------------------ ----- ------------------------------------------------- ----------------
NAME OF PERSON      AGE   POSITION AND OFFICE PRESENTLY HELD WITH NEWGOLD   DIRECTOR SINCE
------------------ ----- ------------------------------------------------- ----------------
A. Scott Dockter    50    Chairman, CEO and President                       1996
------------------ ----- ------------------------------------------------- ----------------
James W. Kluber     55    Chief Financial Officer and Director              2000
------------------ ----- ------------------------------------------------- ----------------

Biographical information for directors and executive officers:
--------------------------------------------------------------

A. SCOTT DOCKTER has been the Chief Executive Officer and Chairman since December 2000, assuming such positions upon the resignation of James Cutburth. Mr. Dockter had previously served as Newgold's CEO and President from November 1996 until February 2000 at which time Mr. Cutburth assumed such positions. Mr. Dockter has been self-employed in the business sector since 1978 and currently operates his business through ASD CORP and ASDi LLC. He has held a Class A General Engineering and Contracting License for more than 20 years, operating his businesses in California, Nevada and Montana, specializing in earth moving, mining, pipeline projects, structures, dams, industrial parks and sub divisions. Mr. Dockter has directed his companies in large landfill operations, underground concrete structures projects, large excavations, reclamation projects and others, which include state and local municipal projects. Mr. Dockter has also been a real estate developer, worked on oil & gas projects and has spent 15 years in the mining industry. He has personally owned mines, operated mines, constructed mine infrastructures (physical, production and process) and produced precious metals. In January 2002, Mr. Dockter pleaded guilty to one felony charge of environmental pollution and was sentenced to 5 months in a Federal detention camp and a $5,000 fine. The charge related to the release in the summer 1997 of a hazardous material (asbestos) at a demolition project owned by Riverfront Development Corporation, a corporation founded by Mr. Dockter of which he was then the CEO.

JAMES W. KLUBER has been the Chief Financial Officer of Newgold since February 2000 and a director since April 2000. Mr. Kluber has served as a senior financial consultant in a variety of service and technology environments with special focus on high growth companies and restructuring operations. He has successfully raised capital for companies in a variety of markets, utilizing public and private equity as well as securitized and unsecured debt to accomplish funding requirements. From December 2001 to September 2003, Mr. Kluber was the

CFO and until October 2005 was the interim CFO of NutraCea a public company involved in the development and distribution of products based on the use of stabilized rice bran. Additionally, he was the Senior Vice President and CFO from 1996 to 1999 for RealPage, Inc. a leading provider of software and services to the real estate industry. From 1993 to 1996 he served as Vice President of Financial Operations for two public companies sponsored by Security Capital Group, ProLogis Trust and Archstone Communities.

The current Directors will serve and hold office until the next annual stockholders' meeting or until their respective successors have been duly elected and qualified. Newgold's executive officers are appointed by the Board of Directors and serve at the discretion of the Board.

FAMILY RELATIONSHIPS

There are no family relationships between any director or executive officer.

BOARD MEETINGS AND COMMITTEES

Our Board of Directors held six meetings during the fiscal year ended January 31, 2006 and acted by unanimous written consent on two occasions. The Board does not currently have an Audit, Executive or Compensation Committee. At the current time, the entire Board of Directors acts as Newgold's audit committee. In addition, we do not have an audit committee financial expert because it does not currently have a designated audit committee. We have only two directors, both of whom are also officers of Newgold. We plan to appoint additional directors to our Board and appoint an independent audit committee during the current year.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than 10% of Newgold's Common Stock to file reports of ownership on Form 3 and changes in ownership on Form 4 with the Securities and Exchange Commission (the "SEC"). Such executive officers, directors and 10% stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file. Based solely upon its review of copies of such forms received by it, or on written representations from certain reporting persons that no other filings were required for such persons, Newgold believes that, during the fiscal year ended January 31, 2006, its executive officers and directors and 10% stockholders complied with all applicable Section 16(a) filing requirements except as follows:

Mr. Dockter sold 6,316,414 shares of Newgold Common Stock on September 1, 2005. He did not file a Form 4 regarding this disposition until September 16, 2005.

Mr. Dockter, through an affiliated entity, acquired 2.5 million shares of Newgold Common Stock and options to purchase 2.5 million shares of Newgold Common Stock on January 25, 2006. He did not file a Form 4 timely but reported this transaction on a Form 5 which was timely filed on February 14, 2006.

ITEM 10.      EXECUTIVE COMPENSATION

The following table sets forth the compensation of Newgold's Chief Executive Officer during the last three complete fiscal years and each officer who received annual compensation in excess of $100,000 during the last completed fiscal year.

                                                            SUMMARY COMPENSATION TABLE

                                                 For Years Ended January 31, 2006, 2005 and 2004

                                         Annual Compensation                        Long Term Compensation
                               -----------------------------------------  -----------------------------------------
                                                                                     Awards                Payout
                                                                          ----------------------------   ----------
                                                                                          Securities
                                                                           Restricted     Underlying      LTIP       All Other
                       Fiscal                  Bonus     Other Annual         Stock        Options       Payout     Compensation
                        Year        Salary      ($)    Compensation ($)    Award(s)($)       (#)           ($)          ($)
                      -------- -------------- ------- ------------------  ------------- --------------  ---------- --------------
Scott Dockter           2006    $  180,000(1)   -0-           -0-              -0-           -0-           -0-          -0-
(CEO)                   2005    $   60,000      -0-           -0-              -0-           -0-           -0-          -0-
                        2004    $   60,000(1)   -0-           -0-              -0-           -0-           -0-          -0-

James Kluber            2006    $  160,000(2)   -0-           -0-              -0-           -0-           -0-         6,000(3)
(CFO)                   2005    $  140,000(2)   -0-           -0-              -0-           -0-           -0-         6,000(3)
                        2004    $  140,000(2)   -0-           -0-              -0-           -0-           -0-         6,000(3)


-----------------------
     (1) Of the amounts shown, the following amounts have been deferred: 2006 - $75,000. The deferred amount for 2004 was converted to a convertible note payable on October 1, 2004.
     (2) Of the amounts shown, the following amounts have been deferred: 2006 - $11,057; 2005 - $93,500. The deferred amount for 2004 was converted to a convertible note payable on October 1, 2004.
     (3) Amount reflects a home office allowance

STOCK OPTION PLAN

We do not have a formal stock option plan currently in place. Options to date have been granted on an individual basis pursuant to individual option agreements. We expect to adopt a formal stock option plan during this current fiscal year.

Options/SAR Grants in Last Fiscal Year
--------------------------------------

The following table sets forth certain information with respect to options or SAR grants of

Common Stock during the fiscal year ended January 31, 2006 to the Named Executive Officers.


------------------------- ------------------------- ----------------------- ------------------ ----------------------
Name                      Number of Securities      Percent of Total        Exercise or Base   Expiration Date
                          Underlying Options        Options Granted to      Price
                          Granted                   Employees at January    ($ Per Share)
                                                    31, 2006
------------------------- ------------------------- ----------------------- ------------------ ----------------------
None
------------------------- ------------------------- ----------------------- ------------------ ----------------------

Aggregated Option/SAR Exercises Year-End Table.
-----------------------------------------------

During the fiscal year ended January 31, 2006, none of the Named Executive Officers had exercised any options/SARs issued by Newgold. The following table sets forth information regarding the stock options held as of January 31, 2006 by the Named Executive Officers.

----------------------------- ------------------------------------------- -------------------------------------------
Name                          Number of Securities Underlying             Value of Unexercised
                              Unexercised Options at                      In-the-Money Options at
                              January 31, 2006                            January 31, 2006
----------------------------- ------------------------------------------- -------------------------------------------
                                     Exercisable         Unexercisable          Exercisable          Unexercisable
----------------------------- --------------------- --------------------- -------------------- ----------------------
None
----------------------------- --------------------- --------------------- -------------------- ----------------------

EMPLOYMENT AGREEMENTS

On February 1, 2006, we entered into an employment agreement with A. Scott Dockter to serve as our chief executive officer for Newgold, Inc. Pursuant to the agreement, Mr. Dockter will receive an annual salary of $180,000 and an automobile expense allowance of $1,000 per month. In addition, Mr. Dockter will be eligible to participate in any discretionary bonuses or employee stock option plans which may be adopted in the future. The employment agreement has a term of three years.

On February 1, 2006, we entered into an employment agreement with James W. Kluber to serve as our chief financial officer of Newgold, Inc. Pursuant to the agreement, Mr. Kluber will receive an annual salary of $160,000 and an office expense allowance of $500 per month. In addition, Mr. Kluber will be eligible to participate in any future discretionary bonuses or employee stock option plans which may be adopted in the future. The employment agreement has a term of three years.

EMPLOYEE PENSION, PROFIT SHARING OR OTHER RETIREMENT PLANS

We do not have a defined benefit pension plan or profit sharing or other retirement plan.

COMPENSATION OF DIRECTORS

Our directors are also officers of Newgold and do not receive any additional compensation for their services as members of the Board of Directors.

We intend to appoint additional directors in the future who may or may not be employees. For the non-employee directors, we may seek stockholder approval for a "Director Option Plan" which would serve as the compensation plan for such directors. No specific plan had been developed as of the end of the last fiscal year.

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

Insofar as indemnification for liabilities arising under the Securities Act of 1933 (the "1933Act") may be permitted to directors, officers and controlling persons of Newgold pursuant to the foregoing provisions, or otherwise, Newgold has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the 1933 Act and is, therefore, enforceable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS


The following table sets forth the number of shares of Newgold's Common Stock beneficially owned as of January 31, 2006 by, (i) each executive officer and director of Newgold; (ii) all executive officers and directors of Newgold as a group; and (iii) owners of more than 5% of Newgold's Common Stock.

   --------------------------------------- ----------------------- ------------------------ -------------------
   NAME AND ADDRESS OF BENEFICIAL OWNER           POSITION            NUMBER OF SHARES           PERCENT
                                                                     BENEFICIALLY OWNED
   --------------------------------------- ----------------------- ------------------------ -------------------
   OFFICERS AND DIRECTORS
   --------------------------------------- ----------------------- ------------------------ -------------------
   A. Scott Dockter                           Chairman and CEO          23,021,306(1)              29%
   400 Capitol Mall, Suite 900
   Sacramento, CA  95814
   --------------------------------------- ----------------------- ------------------------ -------------------
   James Kluber                             CFO, Executive Vice          1,395,007(2)               2%
   327 Copperstone Trail                       President, and
   Coppell, TX  75019                            Secretary
   --------------------------------------- ----------------------- ------------------------ -------------------
   All officers and  directors as a group                                24,416,313                31%
   (2 individuals)
   --------------------------------------- ----------------------- ------------------------ -------------------
   STOCKHOLDERS OWNING 5% OR MORE
   --------------------------------------- ----------------------- ------------------------ -------------------
   City Natural Resources                                               5,000,000 (3)              7.1%
   High Yield Trust
   Mansfield House
   1 Southhampton Street
   London , England WC2R OLR
   --------------------------------------- ----------------------- ------------------------ -------------------

     (1) Amount includes 12,157,909 shares issuable under stock warrants exercisable within 60 days of January 31, 2006.
     (2) Amount represents 1,395,007 shares issuable under stock warrants exercisable within 60 days of January 31, 2006. Amount excludes shares issuable pursuant to a convertible promissory note in the principal amount of $209,251.
     (3) Amount includes 2,500,000 shares issuable under stock warrants exercisable within 60 days of January 31, 2006.

EQUITY COMPENSATION PLAN INFORMATION

----------------------------- ------------------------------ --------------------------- ----------------------------
Plan Category                 Number of securities to be     Weighted-average exercise   Number of securities
                              issued upon exercise of        price of outstanding        remaining available for
                              outstanding options,           options, warrants and       future issuance under
                              warrants and rights            right                       equity compensation plans
                                                                                         (excluding securities
                                                                                         reflected in column
                                                                                         (a))

                              (a)                            (b)                         (c)
----------------------------- ------------------------------ --------------------------- ----------------------------
Equity compensation plans
approved by security holders               N/A
----------------------------- ------------------------------ --------------------------- ----------------------------

----------------------------- ------------------------------ --------------------------- ----------------------------
Equity compensation plans
not approved by security                   N/A
holders
----------------------------- ------------------------------ --------------------------- ----------------------------
Total                                      N/A
----------------------------- ------------------------------ --------------------------- ----------------------------

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTION


During the 2006 fiscal year, the President of Newgold, Scott Dockter, had loaned Newgold an aggregate of $5,000. In July 2005 a convertible promissory note with a balance of $1,402,742 and additional accrued interest of $446,193 due to Mr. Dockter was converted into 12,326,231 shares of Newgold common stock. As of January 31, 2005, Mr. Dockter had loaned Newgold a total of $24,845 and accrued interest of $32,023. In addition to the outstanding note payable, Mr. Dockter has been issued Warrants to purchase up to 12,157,909 shares of Newgold's Common Stock at exercise prices ranging from $0.15/share to $0.40/share.

On January 25, 2006, Newgold entered into a joint venture with ASDi, LLC to develop two Nevada mining properties known as the Red Caps Project and Crescent Valley Project. The Red Caps consists of approximately 96 unpatented mining claims covering 1900 acres and the Crescent Valley consists of approximately 39 unpatented mining claims covering 750 acres. The Red Caps and Crescent Valley mining claims are currently owned by ASDi, LLC, which is owned and managed by A. Scott Dockter, Chairman and CEO of Newgold. The joint venture will be operated through a newly formed Nevada limited liability company called Crescent Red Caps, LLC. The terms of the joint venture provide for ASDi to contribute the Red Caps and Crescent Valley mining claims to the LLC in exchange for Newgold issuing 2.5 million shares of its Common Stock to ASDi. Newgold will initially own a 22.22% interest in the LLC and ASDi will hold a 77.78% interest. By expending up to $1,350,000 on each project over the next three years, Newgold can increase its interest in the LLC to 66.66%. Thereafter, Newgold has the right to purchase the remaining interest in the LLC held by ASDi at a price to be determined by the results of the exploration work conducted. Newgold will be the Manager of the LLC.

Should a transaction, proposed transaction, or series of transactions involve one of our officers or directors or a related entity or an affiliate of a related entity, or holders of stock representing 5% or more of the voting power (a "related entity") of our then outstanding voting stock, the transactions must be approved by the unanimous consent of our board of directors. In the event a member of the board of directors is a related party, that member will abstain from the vote.

ITEM 13.      EXHIBITS


EXHIBIT NO.       DESCRIPTION OF EXHIBIT
-----------       ----------------------
   2.1(4)         Plan of Reorganization and Merger Agreement,  dated as of July
                  23, 1999, between the Registrant and Business Web, Inc.
   2.2(6)         First   Amendment  to  Plan  of   Reorganization   and  Merger
                  Agreement,   dated  as  of  October  31,  1999,   between  the
                  Registrant and Business Web, Inc.
   2.3(7)         Termination Agreement,  dated as of December 27, 1999, between the Registrant and Business Web, Inc.
   3.1(2)         Certificate of Incorporation of the Registrant.
   3.2(1)         Certificate of Amendment to Certificate  of  Incorporation  of
                  the Registrant.
   3.3(2)         Bylaws of the Registrant
   4.1(9)         Convertible Debenture
   4.2.1(9)       Form of Warrant - $0.20 exercise price
   4.2.2(9)       Form of Warrant - $0.30 exercise price
   10.1(3)        Promissory  Note between  Newgold and A. Scott Dockter,  dated
                  April 2, 1997, for the principal amount of $100,000.
   10.2(3)        Promissory  Note between  Newgold and A. Scott Dockter,  dated
                  April 17, 1997, for the principal amount of $50,000.
   10.3(3)        Promissory  Note between  Newgold and A. Scott Dockter,  dated
                  April 30, 1997, for the principal amount of $20,000.
   10.4(3)        Promissory  Note between  Newgold and A. Scott Dockter,  dated
                  May 30, 1997, for the principal amount of $35,000
   10.5(5)        Promissory  Note between  Newgold and A. Scott Dockter,  dated
                  December 24, 1998, for the principal amount of $24,000.
   10.6(7)        Warrant to Purchase  shares of Common  Stock of Business  Web,
                  Inc.
   10.7(9)        Securities  Purchase  Agreement  dated January 27, 2006 by and among Newgold and the investor named therein.
   10.8(9)        Registration  Rights  Agreement  dated January 27, 2006 by and among Newgold and the investor named therein.
   10.9(10)       Joint  Venture   Agreement  dated  January  25,  2006  between
                  Newgold, Inc. and ASDi, LLC
   10.10(10)      Crescent Red Caps LLC - Operating Agreement
   10.11(11)      Employment  Agreement for A. Scott  Dockter dated  February 1,
                  2006
   10.12(11)      Employment  Agreement  for James W. Kluber  dated  February 1,
                  2006

   14(8)          Code of Business Conduct and Ethics.
   31.1           Certification   by  CEO   pursuant  to  Sections  302  of  the
                  Sarbanes-Oxley Act of 2002.
   31.2           Certification   by  CFO   pursuant  to  Sections  302  of  the
                  Sarbanes-Oxley Act of 2002.
   32             Certification  pursuant to Section  906 of the  Sarbanes-Oxley
                  Act of 2002.

--------------------

   (1) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1996 filed with the omission on January 22, 1997.
   (2) Incorporated by reference to the Registrant's Registration Statement on Form SB-2 (File No. 33-49920) filed with the Commission on October 14, 1993.
   (3) Incorporated by reference to Registrant's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1997 filed with the Commission on June 30, 1997.
   (4) Incorporated by reference to Registrant's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1999 filed with the Commission on October 1, 1999.
   (5) Incorporated by reference to Registrant's First Amendment to Annual Report on Form 10-KSB for the fiscal year ended January 31, 1999, filed with the Commission on October 20, 1999.
   (6) Incorporated by reference to Registrant's Form 8-K filed with the Commission on November 2, 1999.
   (7) Incorporated by reference to Registrant's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2000 filed with the Commission on May 17, 2000.
   (8) Incorporated by reference to Registrant's Annual Report on Form 10-KSB for the fiscal year ended January 31 2005 filed with the Commission on May 2, 2005
   (9) Incorporated by reference to Registrant's Form 8-K filed with the Commission on February 2, 2006
   (10) Incorporated by reference to Registrant's Form 8-K/A filed with Commission on February 27, 2006.
   (11) Incorporated by reference to Registrant's SB-2 Registration Statement filed with the Commission on March 6, 2006.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

During Newgold's fiscal years ended January 31, 2005 and January 31, 2006, Newgold was billed the following aggregate fees by Singer Lewak Greenbaum & Goldstein LLP ("SLGG").

Audit Fees.
-----------

The aggregate fees billed by SLGG to Newgold for professional services rendered for the audit of Newgold's financial statements for the fiscal year, for reviews of the financial statements included in Newgold's Forms 10-QSB for the fiscal year, and for services provided by SLGG in connection with statutory or regulatory filings for the fiscal year, were $25,000 for the fiscal year ended January 31, 2005 and $59,327 for the fiscal year ended January 31, 2006.

All Other Fees.
---------------

No fees were billed by SLGG to Newgold for products and services rendered for fiscal years 2005. In fiscal 2006, SLGG billed $24,598 for Audit-Related Fees, while no fees were billed for the Tax Fees or other accounting fees.

As stated elsewhere in this report, Newgold did not have a separate Audit Committee during the fiscal year ended 2006. Consequently, all of the services performed by SLGG during fiscal year 2006 were reviewed and approved by
Newgold's  Board  of  Directors,  which  concluded  that  the  provision  of the non-audit services described above were compatible with maintaining the accountant's independence.

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

                                  NEWGOLD, INC.


Date: May 15, 2006                     By /s/ A. SCOTT DOCKTER
                                         ---------------------------------------
                                         A. Scott Dockter
                                         President and Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                            TITLE                              DATE

/s/ A. SCOTT DOCKTER
-------------------------
A. Scott Dockter            Chairman of the Board, President       May 15, 2006
                            and Chief Executive Officer


/s/ JAMES W. KLUBER
-------------------------
James W. Kluber             Director, Secretary and
                            Chief Financial Officer                May 15, 2006
                            (Principal Financial and Accounting Officer)