Form 10KSB/A
period 2005-01-31
NEWGOLD INC
filed 2006-06-05
CIK 878808

--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                                 AMENDMENT NO. 1


     For the Fiscal Year Ended                  Commission File Number
          January 31, 2005                              0-20722

                                  NEWGOLD INC.
--------------------------------------------------------------------------------

             Delaware                                      16-1400479
------------------------------------        ------------------------------------
    (State of Incorporation)                  (I.R.S. Employer Identification)

                          Principal Executive Offices:
                           400 Capitol Mall, Suite 900
                              Sacramento, CA 95814
                            Telephone: (916) 449-3913

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

--------------------------------------------------------------------------------

                                Explanatory Note

         This amendment on Form 10-KSB/A (the 2005 Form 10-KSB/A) amends the annual report on Form 10-KSB of Newgold, Inc. (the "Company") for the year ended January 31, 2005 (the 2005 Form 10-KSB), which was originally filed on May 2, 2005. This Amendment No. 1 to the 2005 Form 10-KSB/A is being filed for the purpose of identifying the Company as a Development Stage Company by amending certain portions of the Management's Discussion and Analysis or Plan of Operations and expanded disclosure appearing in the Company's financial statements.

         As required by Rule 12b-15 of the Securities Exchange Act of 1934, set forth in their entirety are Item 6 (Management's Discussion and Analysis or Plan of Operation), Item 7 (Financial Statements) and Item 13 (Exhibits).

         As  part  of  this   amendment,   the   Company  is  also   filing  new
certifications from its chief executive officer and chief financial officer (Exhibits 31.1, 31.2, and 32.1).

         No attempt has been made in this Form 10-KSB/A to update other disclosures presented in the 2005 Form 10-KSB. Consequently, except for the adjustments described above, this Amendment No. 1 to the 2005 Form 10-KSB/A does not reflect events occurring after May 2, 2005, the date of the original filing of the Company's 2005 Form 10-KSB, or modify or update those disclosures that may have been affected by subsequent events. Accordingly, this Amendment No. 1 to the 2005 Form 10-KSB/A should be read in conjunction with the Company's filings made with the SEC subsequent to the filing of the 2005 Form 10-KSB.

                                TABLE OF CONTENTS
                                                                         PAGE OF
                                                                         REPORT
                                                                         -------

PART II...................................................................  1

     ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
              OPERATION...................................................  1

     ITEM 7.  FINANCIAL STATEMENTS........................................  9


PART III.................................................................. 10

     ITEM 13. EXHIBITS.................................................... 10

SIGNATURES................................................................ 11

                                     PART II

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

We are a development stage company and an investment in, or ownership position in our common stock is inherently risky. Some of these risks pertain to our business in general, and others are risks which would only affect our common stock. The price of our common stock could decline and/or remain adversely affected due to any of these risks and investors could lose all or part of an investment in our company as a result of any of these risks coming to pass. Readers of this Report should, in addition to considering these risks carefully, refer to the other information contained in this Report, including disclosure in our financial statements and all related notes, for a full description of our business. When we say that something could or will have a material adverse effect on it, we mean that it could or will have one or more of these effects.

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

RESULTS OF OPERATION

We have only recently resumed business operations after having been inactive from July 2001 until February 2003. Consequently, we are in the process of reinstituting our business and mining operations, the results of operations for the last two fiscal years will likely not be indicative of Newgold's current and future operations. As a development stage company with an unproven business strategy, we may not be able to achieve positive cash flows and our limited history of operations makes evaluation of our business and prospects difficult. Therefore, the current management discussion and analysis should be read from the context of Newgold's recent resumption of its mining business.

Operating Results for the Fiscal Years Ended January 31, 2005 and  2004
-----------------------------------------------------------------------

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

We incurred interest expense of $614,672 during fiscal year 2005 which compares to interest expenses of $136,493 incurred during fiscal year 2004. Although the amount of loans outstanding during fiscal 2005 increased slightly, the overall interest rate on such borrowing decreased. The increase in interest expense during fiscal year 2005 was primarily due to the increase in accretion of warrants issued in October 2004 as a debt discount.

Our total net loss for fiscal year 2005 increased to $1,278,140 compared to a net loss of $470,823 incurred for fiscal year 2004. The larger net loss in fiscal year 2005 reflects the substantial increase in operating expenses and interest expense and a lack of revenues recognized during fiscal year 2005.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred significant operating losses since inception which has resulted in an accumulated deficit of $16,385,303 as of the end of fiscal year 2005. At January 31, 2005, we had cash of $16,730 and a net working capital deficit of $3,828,226. Since the resumption of our business in February 2003, we have been dependent on borrowed or invested funds in order to finance Newgold's ongoing operations. As of January 31, 2005, we had $1,006,088 of outstanding notes payable which reflects a significant decrease compared to notes payable of $1,581,721 outstanding as of January 31, 2004.

During fiscal year 2005, we borrowed an additional $41,797 from Newgold's President and Chief Executive Officer at an interest rate of 8% per year and is due January 31, 2006. This amount increased our total indebtedness to Newgold's President to $1,422,587. Of this amount, $1,402,742 which had been in default was converted into a convertible note payable at a rate of 8% per year due September 30, 2005. Also during fiscal year 2005, the Chief Financial Officer converted $209,251 of accrued payroll and other amounts owed to him into a convertible note payable at a rate of 8% per year. The convertible note is due September 30, 2005. Principal and interest due four other individuals are due on demand of the holders.

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

         Balance Sheet                                                      F-2

         Statements of Operations                                           F-3

         Statements of Comprehensive Loss                                   F-4

         Statements of Shareholders' Deficit                                F-5

         Statements of Cash Flows                                           F-8

         Notes to Financial Statements                                      F-12

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors
Newgold, Inc.
(A Development Stage Company)
Sacramento, California


We have audited the balance sheet of Newgold, Inc. (a development stage company) (the "Company") as of January 31, 2005, and the related statements of operations, comprehensive loss, shareholders' deficit and cash flows for each of the two years in the period ended January 31, 2005 and the period from January 1, 1995 to January 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2006, and the results of its operations and its cash flows for each of the two years in the period ended January 31, 2005 and the period from January 1, 1995 to January 31, 2005 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, during the year ended January 31, 2005, the Company incurred a net loss of $1,278,140 and had negative cash flows from its operations of $353,201. In addition, the Company had an accumulated shareholders' deficit of $16,385,303 at January 31, 2005 and a shareholders' deficit of $4,114,280 at January 31, 2005. These factors, among others, as discussed in Note 2 to the financial statements, raise substantial doubts about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP
Los Angeles, California
April 15, 2005

                                                                   NEWGOLD, INC.
                                                    (A DEVLOPMENT STAGE COMPANY)
                                                                   BALANCE SHEET
                                                                JANUARY 31, 2005
--------------------------------------------------------------------------------

                                     ASSETS
                                     ------
CURRENT ASSETS
     Cash                                                        $       16,730
     Travel advance                                                       2,000
                                                                ----------------

              Total current assets                                       18,730

OTHER ASSETS
         Deferred reclamation costs                                     513,946
                                                                ----------------

              Total other assets                                        513,946
                                                                ----------------

                  TOTAL ASSETS                                   $      532,676
                                                                ================

                      LIABILITIES AND SHAREHOLDERS' DEFICIT
                      -------------------------------------
CURRENT LIABILITIES
     Accounts payable                                            $      568,276
     Accrued expenses                                                 1,758,646
     Accrued reclamation costs                                          513,946
     Notes payable due to individuals and officers                    1,006,088
                                                                ----------------

         Total current liabilities                                    3,846,956
                                                                ----------------

DEFERRED REVENUE                                                        800,000
                                                                ----------------

              Total liabilities                                       4,646,956

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
     Common stock, $0.001 par value
         50,000,000 shares authorized
         48,277,841 shares issued and outstanding                        48,278
     Additional paid in capital                                      12,222,745
     Deficit accumulated during the development stage               (16,385,303)
                                                                ----------------

              Total shareholders' deficit                            (4,114,280)
                                                                ----------------

                  TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT    $      532,676
                                                                ================

                                       F-2
    The accompanying notes are an integral part of these financial statements

                                                                   NEWGOLD, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENTS OF OPERATIONS
                                   FOR THE YEARS ENDED JANUARY 31, 2005 AND 2004
                     AND FOR THE PERIOD FROM JANUARY 1, 1995 TO JANUARY 31, 2005
--------------------------------------------------------------------------------

                                                                                                For the Period
                                                            For the Years Ended January 31,     From January 1,
                                                          ----------------------------------    1995 to January
                                                                2005               2004         31, 2005
                                                          ---------------    ---------------    ---------------
NET SALES                                                  $           -      $           -      $           -


COST OF GOODS SOLD                                                28,433             37,916            170,665
                                                          ---------------    ---------------    ---------------

GROSS (LOSS)                                                     (28,433)           (37,916)          (170,665)

OPERATING EXPENSES                                              (353,972)          (306,477)       (13,237,230)
                                                          ---------------    ---------------    ---------------

LOSS FROM OPERATIONS                                            (382,405)          (344,393)       (13,407,895)
                                                          ---------------    ---------------    ---------------

OTHER INCOME (EXPENSE)
     Interest income                                                                                    72,687
     Dividend income                                                   -             10,063             30,188
     Other income                                                      -                  -              6,565
     Interest expense                                           (614,672)          (136,493)        (1,467,690)
     Loss on sale of marketable securities                      (281,063)                 -           (281,063)
     Bad debt expense                                                  -                  -            (40,374)
     Loss on disposal of plant, property
        and equipment                                                  -                  -           (334,927)
     Loss on disposal of bond                                          -                  -            (21,000)
                                                          ---------------    ---------------    ---------------

         Total other expense                                    (895,735)          (126,430)        (2,035,614)
                                                          ---------------    ---------------    ---------------

NET LOSS                                                   $  (1,278,140)     $    (470,823)     $ (15,443,509)
                                                          ===============    ===============    ===============

BASIC AND DILUTED LOSS PER SHARE                           $       (0.03)     $       (0.01)
                                                          ===============    ===============

BASIC AND DILUTED WEIGHTED-AVERAGE
  SHARES OUTSTANDING                                          47,644,745         47,595,763
                                                          ===============    ===============





                                       F-3
    The accompanying notes are an integral part of these financial statements

                                                                   NEWGOLD, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                STATEMENTS OF COMPREHENSIVE LOSS
                                   FOR THE YEARS ENDED JANUARY 31, 2005 AND 2004
                     AND FOR THE PERIOD FROM JANUARY 1, 1995 TO JANUARY 31, 2005
--------------------------------------------------------------------------------

                                                                                                For the Period
                                                            For the Years Ended January 31,     From January 1,
                                                          ----------------------------------    1995 to January
                                                                2005               2004         31, 2005
                                                          ---------------    ---------------    ---------------

NET LOSS                                                   $  (1,278,140)     $    (470,823)     $ (15,443,509)

OTHER COMPREHENSIVE LOSS
     Unrealized loss from
     marketable securities                                             -           (204,820)          (204,820)

SALE OF SECURITIES WITH PREVIOUS UNREALIZED
  HOLDING LOSS                                                   204,820                  -            204,820
                                                          ---------------    ---------------    ---------------

COMPREHENSIVE LOSS                                         $  (1,073,320)     $    (675,643)     $ (15,443,509)
                                                          ===============    ===============    ===============






























                                       F-4
    The accompanying notes are an integral part of these financial statements

                                                                   NEWGOLD, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                             STATEMENTS OF SHAREHOLDERS' DEFICIT
                                   FOR THE YEARS ENDED JANUARY 31, 2005 AND 2004
                     AND FOR THE PERIOD FROM JANUARY 1, 1995 TO JANUARY 31, 2005
--------------------------------------------------------------------------------

                                                         Common Stock          Additional    Other Com-
                                                  ---------------------------   Paid in      prehensive                 Accumulated
                                                     Shares        Amount       Capital        (Loss)       Deficit        Total
                                                  ------------- ------------- ------------- ------------ ------------- -------------
Balance December 31, 1994                            6,768,358   $     6,768             -            -   $  (636,084)  $  (629,316)

Net loss                                                                                                     (233,877)     (233,877)
                                                  ------------- ------------- ------------- ------------ ------------- -------------

Balance December 31, 1995                            6,768,358         6,768             -            -      (869,961)     (863,193)

Shares issued to creditors and shareholders
  of Warehouse Auto Centers, Inc.                      305,709           306       305,403            -      (305,709)            -
Shares issued to investors and underwriters          5,135,130         5,135     4,701,835                                4,706,970
Shares issued to purchase Washington Gulch           3,800,000         3,800       177,200                                  181,000
Shares issued in exchange for net profits interest   1,431,642         1,432       440,605                                  442,067
Shares issued to others                                 21,000           221       220,779                                  221,000
Shares issued to Repadre                               100,000           100        99,900                                  100,000
Shares issued to repurchase 50% interest
  in Relief Canyon                                   1,000,000         1,000       999,000                                1,000,000
Net loss for the period January 1, 1996
  to January 31, 1997                                                                                      (1,803,784)   (1,803,784)
                                                  ------------- ------------- ------------- ------------ ------------- -------------

Balance January 31, 1997                            18,761,839        18,762     6,944,722            -    (2,979,454)    3,984,030

Shares issued to Warehouse Auto Centers, Inc.
  shareholders subsequently cancelled                 (25,242)          (25)      (25,217)                                  (25,242)
Shares issued to others                                 12,500            13         4,987                                    5,000
Additional shares issued to investors and
  underwriters for delay in share trading              513,514           513       204,487                                  205,000
















                                       F-5
    The accompanying notes are an integral part of these financial statements

                                                                   NEWGOLD, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                             STATEMENTS OF SHAREHOLDERS' DEFICIT
                                   FOR THE YEARS ENDED JANUARY 31, 2005 AND 2004
                     AND FOR THE PERIOD FROM JANUARY 1, 1995 TO JANUARY 31, 2005
--------------------------------------------------------------------------------

Shares issued to Repadre                               200,000           200       199,800                                  200,000
Net loss                                                                                                   (5,883,309)   (5,883,309)
                                                  ------------- ------------- ------------- ------------ ------------- -------------

Balance January 31, 1998                            19,462,611        19,463     7,328,779            -    (8,862,763)   (1,514,521)

Shares issued in exchange for rent                      15,000            15         5,985                                    6,000
Shares issued to IBK                                 5,616,977         5,617       542,383                                  548,000
Shares issued in exchange for property                 150,000           150        55,350                                   55,000
Net loss                                                                                                     (753,219)     (753,219)
                                                  ------------- ------------- ------------- ------------ ------------- -------------

Balance January 31, 1999                            25,244,588        25,245     7,932,497            -    (9,615,982)   (1,658,240)

Three-for-two stock split                           12,672,441        12,671      (12,671)                                        -
Shares issued in exchange for debt conversion        3,205,674         3,206     1,279,065                                1,282,271
Net loss                                                                                                     (919,735)     (919,735)
                                                  ------------- ------------- ------------- ------------ ------------- -------------

Balance January 31, 2000                            41,122,703        41,122     9,198,891            -   (10,535,717)   (1,295,704)

Shares issued for cash                               1,796,000         1,796       663,204                                  665,000
Additional shares issued for delay in registration     239,200           239         (239)                                        -
Shares issued for offering costs                       120,000           120      (60,120)                                  (60,000)
Shares issued for legal settlement                   1,000,000         1,000       649,000                                  650,000
Shares issued for services                              78,271            78        69,922                                   70,000
Net loss                                                                                                   (2,382,723)   (2,382,723)
                                                  ------------- ------------- ------------- ------------ ------------- -------------

Balance January 31, 2001                            44,356,174        44,356    10,520,657            -   (12,918,440)   (2,353,427)

Shares issued for cash                               2,500,000         2,500       147,500                                  150,000
Warrants issued with debt                                                           20,000                                   20,000
                                                  ------------- ------------- ------------- ------------ ------------- -------------













                                       F-6
    The accompanying notes are an integral part of these financial statements

                                                                   NEWGOLD, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                             STATEMENTS OF SHAREHOLDERS' DEFICIT
                                   FOR THE YEARS ENDED JANUARY 31, 2005 AND 2004
                     AND FOR THE PERIOD FROM JANUARY 1, 1995 TO JANUARY 31, 2005
--------------------------------------------------------------------------------

Net loss                                                                                                   (1,502,366)   (1,502,366)
                                                  ------------- ------------- ------------- ------------ ------------- -------------

Balance January 31, 2002                            46,856,174        46,856    10,688,157            -   (14,420,806)   (3,685,793)

Shares issued upon exercise of warrants                550,000           550        54,450                                   55,000
Offering costs                                                                     (1,467)                                   (1,467)
Warrants issued with debt                                                           13,574                                   13,574
Net loss                                                                                                     (215,533)     (215,533)
                                                  ------------- ------------- ------------- ------------ ------------- -------------

Balance January 31, 2003                            47,406,174        47,406    10,754,714            -   (14,636,339)   (3,834,219)

Shares issued upon exercise of warrants                200,000           200        19,800                                   20,000
Warrants issued with debt                                                           63,918                                   63,918
Other comprehensive loss                                                                       (204,820)                   (204,820)
Net loss                                                                                                     (470,823)     (470,823)
                                                  ------------- ------------- ------------- ------------ ------------- -------------

Balance January 31, 2004                            47,606,174        47,606    10,838,432     (204,820)  (15,107,162)   (4,425,944)

Shares issued for cash                                 671,667           672       100,078                                  100,750
Offering costs                                                                   (124,337)                                 (124,337)
Warrants issued with common stock                                                  124,337                                  124,337
Warrants issued with debt                                                        1,284,234                                1,284,234
Sale of marketable securities                                                                   204,820                     204,820
Net loss                                                                                                   (1,278,140)   (1,278,140)
                                                  ------------- ------------- ------------- ------------ ------------- -------------

Balance January 31, 2005                            48,277,841        48,278    12,222,744            -   (16,385,302)   (4,114,280)

















                                       F-7
    The accompanying notes are an integral part of these financial statements

                                                                   NEWGOLD, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENTS OF CASH FLOWS
                                   FOR THE YEARS ENDED JANUARY 31, 2005 AND 2004
                     AND FOR THE PERIOD FROM JANUARY 1, 1995 TO JANUARY 31, 2005
--------------------------------------------------------------------------------

                                                                                                              For the Period
                                                                        For the Years Ended January 31,       From January 1,
                                                                      -----------------------------------     1995 to January
                                                                           2005               2004            31, 2005
                                                                      ---------------     ---------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                              ($1,278,140)          ($470,823)       ($15,443,509)
   Adjustments to reconcile net loss to net cash
      used in operating activities
         Accretion of warrants issued as a debt discount                     443,682              22,753             496,615
         Accretion of beneficial conversion                                   35,823                   -              35,823
         Loss on sale of marketable securities                               281,063                   -             281,063
         Depreciation and amortization                                             -                   -             124,157
         Loss on disposal of property, plant and equipment                         -                   -             334,927
         Impairment in value of property, plant and equipment                      -                   -             807,266
         Loss on disposal of bond                                                  -                   -              21,000
         Impairment in value of Relief Canyon Mine                                 -                   -           3,311,672
         Impairment in value of joint  investments                                 -                   -             490,000
         Bad debt                                                                  -                   -              40,374
         Assigned value of stock and warrants exchanged for services               -                   -             537,258
         Gain on write off of note payable                                         -                   -              (7,000)


























                                       F-8
    The accompanying notes are an integral part of these financial statements

                                                                   NEWGOLD, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENTS OF CASH FLOWS
                                   FOR THE YEARS ENDED JANUARY 31, 2005 AND 2004
                     AND FOR THE PERIOD FROM JANUARY 1, 1995 TO JANUARY 31, 2005
--------------------------------------------------------------------------------

         Judgment loss accrued                                                     -                   -             250,000
         (Increase) decrease in
            Employee receivable                                                2,000                   -               2,000
            Deposits                                                          45,000             (38,500)              4,500
            Deferred reclamation costs                                             -            (463,446)           (437,952)
            Prepaid expenses                                                       -                   -              (2,900)
            Reclamation bonds                                                      -                   -             185,000
            Other assets                                                           -                   -              (1,600)
         Increase (decrease) in
            Accounts payable                                                  28,082              (2,000)            287,318
            Accrued expenses                                                  89,289             775,433           2,213,461
                                                                      ---------------     ---------------     ---------------

               Net cash used by operating activities                        (353,201)           (176,583)         (6,470,527)
                                                                      ---------------     ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of marketable securities                                34,124             (10,063)             34,124
   Investment in marketable securities                                             -                   -            (315,188)
   Advances from shareholder                                                       -                   -               7,436
   Contribution from joint venture partner                                         -                   -             775,000
   Purchase of joint venture partner interest                                      -                   -            (900,000)
   Capital expenditures                                                            -                   -          (2,951,507)
   Proceeds from disposal of property, plant and equipment                         -                   -             278,783























                                       F-9
    The accompanying notes are an integral part of these financial statements

                                                                   NEWGOLD, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENTS OF CASH FLOWS
                                   FOR THE YEARS ENDED JANUARY 31, 2005 AND 2004
                     AND FOR THE PERIOD FROM JANUARY 1, 1995 TO JANUARY 31, 2005
--------------------------------------------------------------------------------

   Investments in joint ventures                                                   -                   -            (490,000)
   Note receivable                                                                 -                   -            (268,333)
   Repayment of note receivable                                                    -                   -             268,333

               Net cash used by investing activities                          34,124             (10,063)         (3,561,352)
                                                                      ---------------     ---------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from the issuance of common stock                                100,750              20,000           6,484,253
   Proceeds from notes payable                                               251,043             338,943           5,027,048
   Principal repayments of notes payable                                     (21,953)           (171,952)         (2,037,706)
   Repayment of advances to affiliate                                              -                   -            (231,663)
   Deferred revenue                                                                -                   -             800,000

               Net cash provided by financing activities                     329,840             186,991          10,041,932
                                                                      ---------------     ---------------     ---------------

                  Net increase in cash                                        10,763                 345              10,053

CASH, BEGINNING OF YEAR                                                        5,967               5,622               6,677
                                                                      ---------------     ---------------     ---------------

CASH, END OF YEAR                                                      $      16,730       $       5,967       $      16,730
                                                                      ===============     ===============     ===============























                                       F-10
    The accompanying notes are an integral part of these financial statements

SUPPLEMENTAL CASH FLOW INFORMATION FOR THE YEARS ENDED JANUARY 31, 2005 AND 2004 AND JANUARY 1, 1995 THROUGH JANUARY 31, 2005 AS FOLLOWS:

                                                                                                              For the Period
                                                                        For the Years Ended January 31,       From January 1,
                                                                      -----------------------------------     1995 to January
                                                                           2005               2004            31, 2005
                                                                      ---------------     ---------------     ---------------


Cash paid for interest                                                 $           -       $           -       $     161,107
                                                                      ---------------     ---------------     ---------------
Cash paid for income taxes                                             $           -       $           -       $           -
                                                                      ---------------     ---------------     ---------------








































                                      F-11
    The accompanying notes are an integral part of these financial statements

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

NOTE 2 - GOING CONCERN

     These financial statements have been prepared on a going concern basis. However, during the year ended January 31, 2005 and 2004 and the period from January 1, 1995 to January 31, 2005 the Company incurred a net loss of $1,278,140, $470,823 and $15,443,509, respectively and had negative cash flows from operations of $353,201. In addition, the Company had an accumulated shareholders' deficit of $4,114,280 and was in the development stage since inception and through January 31, 2005. The Company's ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. Since inception, the Company has satisfied its capital needs by issuing equity securities.

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

NOTE 4 - MARKETABLE SECURITIES AVAILABLE FOR SALE

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

     A summary of property, plant and equipment was as follows:

                                            `      Machinery
                                                       &        Development   Capitalized
                                     Buildings     Equipment       Costs       Interest        Total
                                    -----------   -----------   -----------   -----------   -----------
         Relief Canyon Mine          $ 215,510     $ 277,307     $ 261,742     $  45,441     $ 800,000

     All office furniture and equipment has been fully depreciated as of January 31, 2005.

NOTE 6 - RECLAMATION ASSET AND OBLIGATION

     Effective February 1, 2003, the Company became subject to and adopted SFAS No. 143, Accounting for Asset Retirement Obligations, which establishes a uniform methodology for accounting for estimated reclamation and abandoned costs. As of January 31, 2003, the Company had recognized a reclamation liability of $513,946 representing the net present value of the estimated reclamation costs related to the Relief Canyon property given its current condition of being inactive and in a care and maintenance status. No additional liability was recorded through January 31, 2003 since the property was not in production and existing generally accepted accounting principles did not provide for the recognition of addition liability under those circumstances. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Fair value is determined by estimating the retirement obligations in the period the asset is first placed in service or acquired and then adjusted for the amount of estimated inflation and market risk contingencies to the projected settlement date of the liability. The result is then discounted to a present value from the projected settlement date to the date the asset was first placed in service or acquired. The present value of the asset retirement obligation is recorded as an additional property cost and as an asset retirement liability. When and if the Relief Canyon property is placed back into an exploration, development, or operating status then the amortization of the additional property cost (using the units of production method) will be included in depreciation expense and the accretion of the discounted liability will be recorded as a separate operating expense in the Company's statement of operations with a corresponding increase in the reclamation liability. On this basis, due to the current liability classification of the asset retirement obligation the Company has not recorded any additional results due to the adoption of SFAS 143 and therefore, there are no additional results to be reported for a cumulative effect of the change in this accounting principle during the year ended January 31, 2004. Since the Relief Canyon property was not in production prior to January 31, 2003, no depreciation of the reclamation asset has been considered pursuant to the adoption of SFAS No. 143 for the period from January 1, 1995 through January 31, 2003.

     There would have been no pro forma impact on the year ended January 31, 2004 as a result of the application of SFAS No. 143 with no changes to the reclamation obligation recognized prior to the application of SFAS No. 143 related to the Relief Canyon property through January 31, 2004.

NOTE 7 - NOTES PAYABLE TO RELATED PARTIES AND INDIVIDUALS

     Unsecured notes payable to individuals and related parties consist of the following at January 31, 2005:

         Loans from officers:
          Convertible notes payable                                $  1,611,993
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
                                                                  ==============

     Interest  expense was $614,672,  $136,493 and $1,467,690 for 2005 and 2004,
     and the period from January 1, 1995 to January 31, 2005, respectively.


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

NOTE 9 - SHAREHOLDERS' DEFICIT

     The following common stock transactions occurred during the period from January 1, 1995 to January 31, 2005:

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

     The fair market value of these warrants issued during the years ended January 31, 2005 and 2004 was determined to be $1,176,766 and $63,919, respectively, and was calculated under the Black-Scholes option pricing model with the following assumptions used:

                                                         2005           2004
                                                     ------------   ------------
                  Expected life                        5 years        5 years
                  Risk free interest rate              3.3%-3.71%     3.16%
                  Volatility                           348%           400%
                  Expected dividend yield              None           None


     The fair value of these warrants is being amortized to interest expense over one year, the original life of the loans. Total amortization expense for the years ended January 31, 2005 and 2004 and the period from January 1, 1995 to January 31, 2005 was approximately $443,682, $22,800, and
     $496,615, respectively.

     The following table presents warrant activity through January 31, 2005:

                                                                             Weighted Average
                                                        Number of Shares      Exercise Price
                                                       -------------------- --------------------
Outstanding at January 31, 2000                                          -   $                -
   Granted                                                       3,746,000                 0.55
   Exercised                                                             -                    -
   Canceled or expired                                                   -                    -
--------------------------------------------------     -------------------- --------------------
Outstanding at January 31, 2001 and 2002                         3,746,000                 0.55
   Granted                                                         452,463                 0.15
   Exercised                                                      (550,000)               (0.10)
   Canceled or expired                                                   -                    -
--------------------------------------------------
                                                       -------------------- --------------------
Outstanding at January 31, 2003                                  3,648,463                 0.43
   Granted                                                       1,265,766                 0.15
   Exercised                                                      (200,000)               (0.10)
   Canceled or expired                                            (996,000)               (1.00)
--------------------------------------------------     -------------------- --------------------
Outstanding at January 31, 2004                                  3,718,229                 0.15
   Granted                                                       8,006,354                 0.16
   Exercised                                                             -                    -
   Canceled or expired                                                   -                    -
--------------------------------------------------     -------------------- --------------------
Outstanding at January 31, 2005                                 11,724,583   $             0.16
                                                       ==================== ====================
Exercisable at January 31, 2005                                 11,724,583   $             0.16
                                                                            --------------------
Weighted average remaining contractual term                 47 months

NOTE 10 - INCOME TAXES

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

         Deferred Tax Assets
             Net Operating Loss Carry-forwards               $      4,396,555
             Accrued Interest Payable                                 178,633
             Accrued Payroll Tax                                      139,586
             Accrued Payroll                                            2,843
             AmortizationDiffBook/Tax                                 212,890
             AccruedAccountsPayable                                    88,250
             Capital Loss Difference                                  120,416
             Other                                                        272
         Less valuation allowance                                  (4,778,925)
                                                            ------------------
         Total Deferred Tax Assets                                    360,520
                                                            ------------------
         Deferred Tax Liability
             State Taxes                                             (360,520)
                                                            ------------------
         Total Deferred Tax Liabilities                              (360,520)
                                                            ------------------

             NET DEFERRED TAX ASSETS                         $              -
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

     The expected Federal income tax benefit, computed based on the Company's pre-tax losses at January 31, 2005 and the statutory Federal income tax rate, is reconciled to the actual tax benefit reflected in the accompanying financial statements as follows:

         Expected tax benefit at statutory rates                    $   283,437
         Decrease resulting from valuation allowance for benefits
             from net operating loss carry-forwards and other          (283,437)
                                                                   -------------

                  TOTAL                                             $         -
                                                                   =============

     Previous to June 21, 1996, the stockholder of the Company elected under Internal Revenue Code Section 1362 to have the Company taxed as an S Corporation. As such, all Federal and substantially all State income tax attributes passed through the Company directly to the stockholder until that date.

NOTE 11 - RELATED PARTY TRANSACTIONS

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

NOTE 12 - SUBSEQUENT EVENTS

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

                                    PART III

ITEM 13.        EXHIBITS


Exhibit 2.1(4) Plan of Reorganization and Merger Agreement, dated as of July 23, 1999, between the Registrant and Business Web, Inc.
Exhibit 2.2(6) First Amendment to Plan of Reorganization and Merger Agreement, dated as of October 31, 1999, between the Registrant and Business Web, Inc.
Exhibit 2.3(7) Termination Agreement, dated as of December 27, 1999, between the Registrant and Business Web, Inc.
Exhibit 3.1(2)    Certificate of Incorporation of the Registrant.
Exhibit 3.2(1) Certificate of Amendment to Certificate of Incorporation of the Registrant.
Exhibit 3.3(2)    Bylaws of the Registrant.
Exhibit 10.1(3) Promissory Note between Newgold and A. Scott Dockter, dated April 2, 1997, for the principal amount of $100,000.
Exhibit 10.2(3) Promissory Note between Newgold and A. Scott Dockter, dated April 17, 1997, for the principal amount of $50,000.
Exhibit 10.3(3) Promissory Note between Newgold and A. Scott Dockter, dated April 30, 1997, for the principal amount of $20,000.
Exhibit 10.4(3) Promissory Note between Newgold and A. Scott Dockter, dated May 30, 1997, for the principal amount of $35,000
Exhibit 10.5(5) Promissory Note between Newgold and A. Scott Dockter, dated December 24, 1998, for the principal amount of $24,000.
Exhibit 10.6(7)   Warrant to Purchase  shares of Common  Stock of Business  Web,
                  Inc.
Exhibit 14(7)     Code of Business Conduct and Ethics.
Exhibit 31.1* Certification by CEO pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2* Certification by CFO pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32* Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
--------------------
(1) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1996 filed with the omission on January 22, 1997.
(2) Incorporated by reference to the Registrant's Registration Statement on Form SB-2 (File No. 33-49920) filed with the Commission on October 14, 1993.
(3) Incorporated by reference to Registrant's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1997 filed with the Commission on June 30, 1997.
(4) Incorporated by reference to Registrant's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1999 filed with the Commission on October 1, 1999.
(5) Incorporated by reference to Registrant's First Amendment to Annual Report on Form 10-KSB for the fiscal year ended January 31, 1999, filed with the Commission on October 20, 1999.
(6) Incorporated by reference to Registrant's Form 8-K filed with the Commission on November 2, 1999. (7) Incorporated by reference to Registrant's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2000 filed with the Commission on May 17, 2000.
 * Exhibits filed with this Amendment No. 1 to Form 10-KSB/A for the fiscal year end of January 31, 2005.

                                   SIGNATURES

         In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NEWGOLD, INC.


Date: June 2, 2006                    By: /s/ A. SCOTT DOCKTER
                                         ---------------------------------------
                                          A. Scott Dockter
                                          President and Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                      TITLE                              DATE

/s/ A. SCOTT DOCKTER
-----------------------------
A. Scott Dockter               Chairman of the Board and          June 2, 2006
                               President


/s/ JAMES W. KLUBER
-----------------------------  Director, Secretary and
James W. Kluber                Chief Financial Officer            June 2, 2006
                               (Principal Financial and Accounting Officer)