Form 10QSB
period 2006-04-30
NEWGOLD INC
filed 2006-06-19
CIK 878808

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2006

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                   EXCHANGE ACT FOR THE TRANSITION PERIOD FROM
                       _______________ to _______________

                         Commission File Number 0-20722

                                  NEWGOLD, INC.
        (Exact name of small business issuer as specified in its charter)



          DELAWARE                                          16-1400479
-------------------------------                  -------------------------------
(State of other jurisdiction of                  (I.R.S. Employer Identification
 incorporation or organization)                               Number)


      400 Capitol Mall, Suite 900
        Sacramento, California                                95814
    -------------------------------              -------------------------------
(Address of Principal Executive Offices)                     Zip Code


               Issuer's telephone number:      (916) 449-3913


Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                      YES   X                      NO
                         -------                     -------

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)

                      YES                          NO   X
                         -------                     -------

Common stock, $0.001 par value, 68,604,072 issued and outstanding as of April 30, 2006.

Transitional Small Business Disclosure Format:   YES               NO   X
                                                    -------          -------

Note: This filing is subject to completion of a SAS No. 100 review by Newgold, Inc.'s independent accountants.

                                      INDEX

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION..............................................  3

        ITEM 1. FINANCIAL STATEMENTS........................................  3

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                OPERATIONS.................................................. 21

        ITEM 3. CONTROLS AND PROCEDURES..................................... 31

PART II - OTHER INFORMATION................................................. 32

        ITEM 2. UNREGISTERED SALES  OF EQUITY SECURITIES AND USE OF
                PROCEEDS.................................................... 32

        ITEM 5. OTHER INFORMATION........................................... 32

        ITEM 6. EXHIBITS ................................................... 33

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                                  NEWGOLD, INC.
                     INDEX TO UNAUDITED FINANCIAL STATEMENTS



                                                                            Page

       Condensed Balance Sheet as of April 30, 2006 (Unaudited)
           and for fiscal year ended January 31, 2006 (Audited)               4

       Condensed Statements of Operations for the three months ended
           April 30, 2006 and 2005 (Unaudited)                                6

       Condensed Statements of Cash Flows for the three months
           ended April 30, 2006 and 2005 (Unaudited)                          7

       Notes to Unaudited Financial Statements                               11

                                                                   NEWGOLD, INC.
                                                  (AN EXPLORATION STAGE COMPANY)
                                                                   BALANCE SHEET
                                                                  APRIL 30, 2006
--------------------------------------------------------------------------------

                                     ASSETS

CURRENT ASSETS
     Cash                                                           $   398,749
     Travel advance                                                       5,714
                                                                   -------------

              Total current assets                                      404,463

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation
     of $960                                                             50,525

OTHER ASSETS
     Restricted cash                                                    243,204
     Deferred reclamation costs                                         270,736
                                                                   -------------

              Total other assets                                        513,940
                                                                   -------------

                  TOTAL ASSETS                                      $   968,928
                                                                   =============

--------------------------------------------------------------------------------


                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                               $   657,010
     Accrued expenses                                                 1,261,731
     Accrued reclamation costs                                          270,736
     Notes payable due to individuals and officers                      452,634
                                                                   -------------

         Total current liabilities                                    2,642,111
                                                                   -------------

LONG-TERM LIABILITIES
     Convertible debenture and related derivative liabilities,
         net of unamortized discount of $646,293 and deferred
         financing costs of $89,375                                     597,960
     Deferred revenue                                                   800,000
                                                                   -------------

         Total long-term liabilities                                  1,397,960

              Total liabilities                                       4,040,071




                                        4
    The accompanying notes are an integral part of these financial statements

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
     Common stock, $0.001 par value
         250,000,000 shares authorized
         68,604,072 shares issued and outstanding                        68,604
     Additional paid in capital                                      16,101,566
     Deficit accumulated during the exploration stage               (19,241,313)
                                                                   -------------

              Total shareholders' deficit                            (3,071,145)
                                                                   -------------

                  TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT       $   968,928
                                                                   =============











































                                        5
    The accompanying notes are an integral part of these financial statements

                                                                   NEWGOLD, INC.
                                                  (AN EXPLORATION STAGE COMPANY)
                                                        STATEMENTS OF OPERATIONS
                              FOR THE THREE MONTHS ENDED APRIL 30, 2006 AND 2005
                       AND FOR THE PERIOD FROM JANUARY 1, 1995 TO APRIL 30, 2006
--------------------------------------------------------------------------------

                                                                                                 For the Period
                                                         For the Three Months Ended April 30,    From January 1,
                                                         ------------------------------------    1995 to January
                                                               2006                2005             31, 2006
                                                         ---------------      ---------------    ---------------
NET SALES                                                 $           -        $           -      $           -

COST OF GOODS SOLD                                               69,510               29,000            372,341
                                                         ---------------      ---------------    ---------------

GROSS (LOSS)                                                    (69,510)             (29,000)          (372,341)

OPERATING EXPENSES                                             (262,729)            (202,880)       (14,174,737)
                                                         ---------------      ---------------    ---------------

LOSS FROM OPERATIONS                                           (332,239)            (231,880)       (14,547,078)
                                                         ---------------      ---------------    ---------------

OTHER INCOME (EXPENSE)
     Interest income                                                  -                    -             72,687
     Dividend income                                                  -                    -             30,188
     Other income                                                     -                    -              6,565
     Adjustments to fair value of derivatives                   207,451                    -            170,033
     Interest expense                                           (85,990)            (356,824)        (2,495,027)
     Loss from joint venture                                          -                    -           (859,522)
     Loss on sale of marketable securities                            -                    -           (281,063)
     Bad debt expense                                                 -                    -            (40,374)
     Loss on disposal of plant, property
      and equipment                                                   -                    -           (334,927)
     Loss on disposal of bond                                         -                    -            (21,000)
                                                         ---------------      ---------------    ---------------

         Total other income (expense)                           121,461             (356,824)        (3,752,440)
                                                         ---------------      ---------------    ---------------

NET LOSS                                                  $    (210,778)       $    (588,704)     $ (18,299,518)
                                                         ===============      ===============    ===============

BASIC AND DILUTED LOSS PER SHARE                          $       (0.01)       $       (0.01)
                                                         ===============      ===============

BASIC AND DILUTED WEIGHTED-AVERAGE
  SHARES OUTSTANDING                                         68,306,319           49,446,380
                                                         ===============      ===============




                                        6
    The accompanying notes are an integral part of these financial statements

                                                                   NEWGOLD, INC.
                                                  (AN EXPLORATION STAGE COMPANY)
                                                        STATEMENTS OF CASH FLOWS
                              FOR THE THREE MONTHS ENDED APRIL 30, 2006 AND 2005
                       AND FOR THE PERIOD FROM JANUARY 1, 1995 TO APRIL 30, 2006
--------------------------------------------------------------------------------

                                                                                                                     For the Period
                                                                             For the Three Months Ended April 30,    From January 1,
                                                                             ------------------------------------    1995 to April
                                                                                   2006                2005             30, 2006
                                                                             ---------------      ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                       ($210,778)           ($588,704)      ($18,284,318)
   Adjustments to reconcile net loss to net cash
      used in operating activities
         Accretion of warrants issued as a debt discount                                  -              294,192          1,274,257
         Accretion of beneficial conversion                                               -               26,868            107,468
         Accretion of debt discount                                                  54,629                    -             57,369
         Adjustments to  fair value of derivatives                                 (207,451)                   -            170,034
      Loss from joint venture                                                             -                    -            859,522
         Loss on sale of marketable securities                                            -                    -            281,063
         Depreciation and amortization                                                9,086                    -            133,243
         Loss on disposal of property, plant and equipment                                -                    -            334,927
         Impairment in value of property, plant and equipment                             -                    -            807,266
         Loss on disposal of bond                                                         -                    -             21,000
         Impairment in value of Relief Canyon Mine                                        -                    -          3,311,672
         Impairment in value of joint  investments                                        -                    -            490,000
         Bad debt                                                                         -                    -             40,374
         Assigned value of stock and warrants exchanged for services                      -                    -            552,948

























                                        7
    The accompanying notes are an integral part of these financial statements

                                                                   NEWGOLD, INC.
                                                  (AN EXPLORATION STAGE COMPANY)
                                                        STATEMENTS OF CASH FLOWS
                              FOR THE THREE MONTHS ENDED APRIL 30, 2006 AND 2005
                       AND FOR THE PERIOD FROM JANUARY 1, 1995 TO APRIL 30, 2006
--------------------------------------------------------------------------------

         Gain on write off of note payable                                                -                    -             (7,000)
         Judgment loss accrued                                                            -                    -            250,000
         (Increase) decrease in
            Restricted cash                                                               -                    -           (243,204)
            Travel advance                                                           (4,392)                (657)             1,714
            Deposits                                                                      -                    -              4,500
            Deferred reclamation costs                                                    -                    -           (194,742)
            Prepaid expenses                                                              -                    -             (2,900)
            Reclamation bonds                                                             -                    -            185,000
            Other assets                                                                  -                    -             (1,600)
         Increase (decrease) in
            Accounts payable                                                       (141,223)              30,000            376,050
            Accrued expenses                                                        (44,059)             (50,237)         1,904,315
                                                                             ---------------      ---------------    ---------------

               Net cash used by operating activities                               (544,188)            (348,538)        (7,914,532)
                                                                             ---------------      ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of marketable securities                                            -               34,124             34,124
   Investment in marketable securities                                                    -                    -           (315,188)
   Advances from shareholder                                                              -                    -              7,436
   Contribution from joint venture partner                                                -                    -            775,000
   Purchase of joint venture partner interest                                             -                    -           (900,000)
   Capital expenditures                                                             (32,287)                   -         (3,002,993)
   Proceeds from disposal of property, plant and equipment                                                     -            278,783




















                                        8
    The accompanying notes are an integral part of these financial statements

                                                                   NEWGOLD, INC.
                                                  (AN EXPLORATION STAGE COMPANY)
                                                        STATEMENTS OF CASH FLOWS
                              FOR THE THREE MONTHS ENDED APRIL 30, 2006 AND 2005
                       AND FOR THE PERIOD FROM JANUARY 1, 1995 TO APRIL 30, 2006
--------------------------------------------------------------------------------

   Investments in joint ventures                                                          -                    -           (490,000)
   Note receivable                                                                        -                    -           (268,333)
   Repayment of note receivable                                                           -                    -            268,333
                                                                             ---------------      ---------------    ---------------

               Net cash used by investing activities                                (32,287)                   -         (3,612,838)
                                                                             ---------------      ---------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from the issuance of common stock                                       100,000              575,000          7,659,253
   Proceeds from notes payable                                                      180,000                    -          5,734,548
   Principal repayments of notes payable                                             (5,000)                   -         (2,042,706)
   Repayment of advances to affiliate                                                     -                    -           (231,663)
   Deferred revenue                                                                       -                    -            800,000

               Net cash provided by financing activities                            275,000              575,000         11,919,432
                                                                             ---------------      ---------------    ---------------

                  Net increase in cash                                             (301,476)             226,462            392,062

CASH, BEGINNING OF YEAR                                                             700,224               16,730              6,687
                                                                             ---------------      ---------------    ---------------

CASH, END OF YEAR                                                             $     398,749        $     243,192      $     398,749
                                                                             ===============      ===============    ===============






















                                        9
    The accompanying notes are an integral part of these financial statements

SUPPLEMENTAL CASH FLOW INFORMATION FOR THE THREE MONTHS ENDED APRIL 30, 2006 AND 2005 AND JANUARY 1, 1995 THROUGH APRIL 30, 2006 AS FOLLOWS:

                                                                                                                     For the Period
                                                                             For the Three Months Ended April 30,    From January 1,
                                                                             ------------------------------------    1995 to April
                                                                                   2006                2005             30, 2006
                                                                             ---------------      ---------------    ---------------


Cash paid for interest                                                        $                    $           -      $     161,107
Cash paid for income taxes                                                    $           -        $           -      $           -

Non Cash Investing and Financing Activities:
   Conversion of related party note payable to common
      stock,including interest payable of $446,193                            $           -        $           -      $   1,848,935







































                                        10
    The accompanying notes are an integral part of these financial statements

                                                                   NEWGOLD, INC.
                                                  (AN EXPLORATION STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                       FOR THE THREE MONTHS ENDED APRIL 30, 2006
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

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


NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis. During the years ended January 31, 2006 and 2005 and the period from January 1, 1995 to January 31, 2006, Newgold incurred net losses of approximately $2,645,231, $1,278,140 and $18,088,740, respectively. In addition, Newgold had a total shareholders' deficit of $2,960,365 and was in the development stage since inception and through January 31, 2006. Information for the three months ended April 30, 2006 include a net loss of $210,778; negative cash flows from operations of $544,188 and an accumulated shareholders' deficit of $3,071,145. The Company's ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. Since inception, the Company has satisfied its capital needs by issuing equity securities.

Management plans to continue to provide for its capital needs during the year ended January 31, 2007 by issuing equity securities or incurring additional debt financing, with the proceeds to be used to re-establish mining operations at Relief Canyon as well as improve its working capital position. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should Newgold be unable to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------
These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to these rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Newgold's Form 10-KSB, as filed with the SEC for the year ended January 31, 2006.

Exploration Stage Company
-------------------------
Effective January 1, 1995 (date of inception), the Company is considered a development stage Company as defined in SFAS No. 7. The Company's development stage activities consist of the development of several mining properties located in Nevada. Sources of financing for these development stage activities have been primarily debt and equity financing. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

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

The following common stock equivalents were excluded from the calculation of diluted loss per share since their effect would have been anti-dilutive:

                                                 2006                 2005
                                            --------------       --------------
              Warrants                        21,274,583           13,224,583

Recent Accounting Pronouncements
--------------------------------
In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments", which amends SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities" and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. The Company is currently evaluating the impact this new Standard but believes that it will not have a material impact on the Company's financial position, results of operations, or cash flows.

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

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment at April 30, 2006 was recorded at $51,485 and consisted of $32,286 of computer equipment and related software purchased during the quarter ended April 30, 2006 and $19,199 in additional monitoring wells that were installed at the Relief Canyon Mine during the year ended January 31, 2006.

Newgold had previously determined that the value of its fixed assets at the Relief Canyon Mine were permanently impaired and wrote off assets with a basis of $800,000. If Newgold can reestablish mining operations at Relief Canyon it is possible that some of these assets could be utilized in such operations.

A summary of property and equipment was as follows:

                                    `                 Machinery
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


NOTE 5 - NOTES PAYABLE TO RELATED PARTIES AND INDIVIDUALS

Unsecured notes payable to individuals and related parties consist of the following at April 30, 2006:

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

  Term note payable                                                $     19,844
      The note bears interest at 8% per year.
      The  note is due  January  31,  2007  and is owed to the  Chief  Executive
      Officer. Newgold is not in default with respect to this loan. In connection with the loan, warrants to purchase 132,293 shares of common stock have been issued. The warrants have been valued using the Black-Scholes option pricing model (see Note 8). The warrants were issued at $0.15 per share and expire in five years from the date of issuance. These loans were paid off subsequent to April 30, 2006.

Loan from individual                                               $    176,500
      The note bears interest at 8% per year.
      The note is currently due. Newgold is in default with respect to this loan.

Other non-interest bearing advances                                      47,039
                                                                  --------------
      Total notes payable to individuals and related parties       $    452,634
                                                                  ==============

Interest expense was $70,790, $356,824 and $2,479,827 for the three months ended April 30, 2006 and 2005, and the period from January 1, 1995 to April 30, 2006, respectively.

NOTE 6 - CONVERTIBLE DEBENTURE

On January 27, 2006, Newgold entered into a Securities Purchase Agreement (the "Purchase Agreement") and other agreements in connection with the private placement of a convertible debenture, in the principal amount of $1,000,000 and bearing interest at 8% per annum (the "Debenture"). The Debenture was funded $600,000 on January 27, 2006, and $200,000 on March 2, 2006 with additional funding of $200,000 due upon the registration statement being declared effective by the SEC. Of the $600,000 funded on January 27, 2006, $77,500 was paid for various loan fees and closing costs. Of the $200,000 funded on March 2, 2006, $20,000 was paid for loan fees. The Debenture is due and payable on January 27, 2009 unless it is converted into shares of Newgold Common Stock or is repaid prior to its expiration date. The conversion rate is adjustable and at any conversion date, will be the lower of $0.2626 per share or 95% of the Market Conversion Price.

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

In conjunction with the Purchase Agreement, Newgold entered into a Security Agreement (the "Security Agreement"). The Security Agreement creates a secured interest in favor of the Debenture holder in our mining interest and assets in the Relief Canyon Mine property. This security interest was created by recordation of a Memorandum of Security Agreement filed in Pershing County, Nevada on February 14, 2006. Consequently, if a default occurred under the Debenture, the Debenture holder could take over or sell all of our interests, business and assets associated with the Relief Canyon Mine.

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

The accompanying financial statements comply with current requirements relating to warrants and embedded conversion features as described in FAS 133, EITF 98-5, 00-19, and 00-27, and APB 14 as follows:

o The Company allocated the proceeds received between convertible debt and the detachable warrants based upon the relative fair market values on the date the proceeds were received.
o Subsequent to the initial recording, the change in the fair value of the detachable warrants, determined under the Black-Scholes option pricing formula, and the change in the fair value of the embedded derivative in the conversion feature of the convertible debentures are recorded as adjustments to the liabilities at January 31, 2006.
o $207,451 of income relating to the change in the fair value of the Company's stock reflected in the change in the fair value of the warrants and derivatives (noted above) is included as other income (expense).
o    Accreted interest of $57,369 as of April 30, 2006.

The following table summarizes the various components of the convertible notes as of April 30, 2006:

            Derivative liabilities                 $      533,628
            Convertible debenture                         800,000
            Unamortized discount                         (646,293)
            Deferred financing costs, net                 (89,375)
                                                  ----------------
            Total convertible debt
             and financing costs                   $      597,960
                                                  ================


NOTE 7 - COMMITMENTS AND CONTINGENCIES

Except for the advance royalty and rent payments noted below, Newgold is not obligated under any capital leases or non-cancelable operating lease with initial or remaining lease terms in excess of one year as of April 30, 2006. However, minimum annual royalty payments are required to retain the lease rights to Newgold's properties.

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

NOTE 8 - SHAREHOLDERS' DEFICIT

Common Stock
------------
In March 2006 Newgold issued 500,000 shares of common stock at a price of $0.20 per share to an investor for total proceeds of $100,000. Additionally, 500,000 warrants to purchase common stock at a price of $0.40 per share were issued to the investor. The warrants expire three years from the date of issuance.

Warrants
--------
Newgold has issued common stock warrants to officers of Newgold as part of certain financing transactions (see Note 5). Newgold has also issued warrants as part of the issuance of a convertible debt transaction (see Note 6). Newgold has also issued warrants as part of the issuance of common stock (see this Note 8).

The fair market value of warrants issued during the three months ended April 30, 2006 in conjunction with the issuance of common stock was determined to be $56,724 and was calculated under the Black-Scholes option pricing model with the following assumptions used:

         Expected life                                3 years
         Risk free interest rate                      4.78%
         Volatility                                   160.4%
         Expected dividend yield                      None

The fair value of these warrants has been recorded as both a debit and credit to additional paid in capital.

The following table presents warrant activity from January 31, 2006 through April 30, 2006:

                                                                    Weighted-
                                                                    Average
                                                  Number            Exercise
                                                 of Shares          Price
                                              --------------     --------------
         Outstanding, January 31, 2006           20,774,583       $       0.25
           Granted                                  500,000       $       0.40
                                              --------------     --------------
         Outstanding, April 30, 2006             21,274,583       $       0.25
                                              ==============     ==============
         Exercisable, April 30, 2006             21,274,583       $       0.25
                                              ==============     ==============


NOTE 9 - RELATED PARTY TRANSACTIONS

Loans from officers
-------------------
During the quarter ended April 30, 2006 the Company repaid $5,000 previously borrowed from the Chief Executive Officer. As of April 30, 2006 the net principal balance owing to the Chief Executive Officer and Chairman of Newgold was $19,844 and accrued interest payable was $33,430. See Note 5.

During prior periods, the Chief Financial Officer and Secretary of Newgold loaned Newgold an aggregate of $209,251. As of April 30, 2006 the net principal balance owing to him was $209,251 and accrued interest payable was $26,831. See
Note 5.

Joint venture with officer
--------------------------
On January 25, 2006, Newgold entered into a joint venture with ASDi, LLC to develop two Nevada mining properties known as the Red Caps Project and Crescent Valley Project. The Red Caps consists of approximately 96 unpatented mining claims covering 1900 acres and the Crescent Valley consists of approximately 39 unpatented mining claims covering 750 acres. The Red Caps and Crescent Valley mining claims are currently owned by ASDi, LLC, which is owned and managed by A. Scott Dockter, Chairman and CEO of Newgold. The joint venture will be operated through a newly formed Nevada limited liability company called Crescent Red

Caps, LLC. The terms of the joint venture provide for ASDi to contribute the Red Caps and Crescent Valley mining claims to the LLC in exchange for Newgold issuing 2.5 million shares of its Common Stock to ASDi. Additionally, 2,500,000 warrants to purchase common stock at a price of $0.40 per share were issued to ASDi LLC. The warrants expire three years from the date of issuance. Newgold will initially own a 22.22% interest in the LLC and ASDi will hold a 77.78% interest. By expending up to $1,350,000 on each project over the next three years, Newgold can increase its interest in the LLC to 66.66%. Thereafter, Newgold has the right to purchase the remaining interest in the LLC held by ASDi at a price to be determined by the results of the exploration work conducted. Newgold will be the Manager of the LLC.

Accrued Payroll and Expenses Owed to Officers
---------------------------------------------
As of April 30, 2006 Newgold owed the Chief Executive Officer and Chairman of Newgold $40,000 for back wages.

As of April 30, 2006 Newgold owed the Chief Financial Officer and Secretary of Newgold $34,000 for back wages.


NOTE 10 - SUBSEQUENT EVENTS

In May 2006 Newgold repaid the remaining term note payable of $19,844 to the Chief Executive Officer. The accrued interest remains outstanding. See Note 5.

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


RESULTS OF OPERATION

Newgold, Inc., a Delaware corporation ("we," "us," "our" or "Newgold") has a business strategy to invest in, explore and if warranted, conduct mining operations of its current mining properties and other mineral producing properties. Newgold is a public company that in the past has been engaged in the exploration, acquisition and development of gold-bearing properties in the continental United States. Currently, our principal assets include various mineral leases associated with the Relief Canyon Mine located near Lovelock, Nevada along with various items of mining equipment and improvements located at that site. We have also entered into a joint venture to explore additional mining properties known as the Red Caps Project and Crescent Valley Project, both of which are located in Lander County, Nevada.

Operating Results for the Fiscal Quarters Ended April 30, 2006 and 2005
-----------------------------------------------------------------------

Although we commenced efforts to re-establish its mining business early in fiscal year 2004, no mining operations have commenced and no revenues have been recognized during the quarters ended April 30, 2006 and 2005, respectively. Newgold hopes to be able to commence generating revenues from mining operations during the 2007 fiscal year. We have granted a 4% net smelting return royalty to a third party related to the Relief Canyon mining property which has been recorded as an $800,000 deferred option income.

During the quarter ended April 30, 2006 we spent $69,510 on reclamation and maintenance expenses related to the Relief Canyon mining property. Reclamation and maintenance expenses expended during the same quarter ended April 30, 2005 were $29,000. These expenses relate primarily to maintenance and retention costs required to maintain our mining claims. We incurred operating expenses of $262,729 during the quarter ended April 30, 2006. Of this amount, $93,500 reflects officer compensation and related payroll taxes during the quarter and $138,864 reflect fees for outside professional services. A large portion of the outside professional services reflects legal and accounting work pertaining to our annual and quarterly reporting on Form 10-KSB and Form 10-QSB occurring in fiscal year 2006 as well as our recently filed Form SB-2. During the quarter ended April 30, 2005 we incurred operating expenses of $202,880 of which $93,500 represented officer compensation and related payroll taxes, $22,323 reflected promotional expenses and $59,848 reflected fees for outside professional services. It is anticipated that both mining costs and operating expenses will increase significantly as we resume our exploration program and mining operations.

We incurred interest expense of $85,990 during the quarter ended April 30, 2006 which compares to interest expenses of $356,824 incurred during the same quarter of 2005. The principal balance of loans outstanding during the first quarter of fiscal year 2007 decreased by $602,741 compared to first quarter of fiscal year 2006, which was primarily the result of the Chief Executive Officer's conversion of a convertible note payable of $1,402,742 into shares of common stock in July 2005, which was partially offset by the convertible debenture of $600,000 issued in January 2006 and an additional convertible debenture of $200,000 issued in March 2006. The increase in additional interest expense during the quarter ended April 30, 2006 was primarily due to the increase in accretion of warrants issued in October 2004 as a debt discount.

In conjunction with the Convertible Debenture issued January 27, 2006, we allocated the proceeds received between convertible debt and the detachable warrants based upon the relative fair market values on the date the proceeds were received. Subsequent to the initial recording, the change in the fair value of the detachable warrants, determined under the Black-Scholes option pricing formula, and the change in the fair value of the embedded derivative in the conversion feature of the convertible debentures are recorded as adjustments to the liabilities at January 31, 2006. This resulted in $37,418 of expense relating to the change in the fair value of Newgold's stock reflected in the change in the fair value of the warrants and derivatives (noted above) and is included as other income (expense).

Our total net loss for the quarter ended April 30, 2006 decreased to $210,778 compared to a net loss of $588,704 incurred for the same quarter ended April 30, 2005. The smaller net loss in the first quarter of fiscal 2007 reflects the income effect of the adjustment to fair value of derivatives and lower interest expense that are partially offset by the increase in operating expenses as we reactivate our mining activities and a continued lack of revenues recognized during the quarter.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred significant operating losses since inception and during the three months ended April 30, 2006 which has resulted in an accumulated deficit of $19,241,313 as of April 30, 2006. At April 30, 2006, we had cash and other current assets of $404,463 compared to $701,546 at January 31, 2006 and a net working capital deficit of $2,237,648. Since the resumption of our business in February 2003, we have been dependent on borrowed or invested funds in order to finance our ongoing operations. As of April 30, 2006, we had outstanding debentures and notes payable in the gross principal amount of $1,252,634 (net balance of $1,050,594 after $(735,668) of note payable discount and deferred financing costs and $533,628 of derivative liabilities) which reflects a decrease of $602,741 compared to notes payable in the gross principal amount of $1,855,375, (net balance of $1,327,147 after $528,228 of note payable discount) as of April 30, 2005.

In January 2006 we made a cash deposit of $243,204 in a blocked account to cover future reclamation costs as required by the Nevada Department of Environmental Protection for the Relief Canyon Mine.

As of April 30, 2006, we were in default on a promissory note due to an unrelated party in the principal amount $176,500.

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

On January 27, 2006, we entered into a Securities Purchase Agreement and a Convertible Debenture in the principal amount of $1,000,000 and bearing interest at 8% per annum. The Debenture was funded $600,000 on January 27, 2006 and we received an additional $200,000 on March 2, 2006 upon the filing of a resale registration statement with the SEC and we will receive a final $200,000 upon the registration statement being declared effective by the SEC.

By attempting to resume mining operations, we will require approximately $10 million to $15 million in additional working capital above the amounts realized from the convertible debentures to bring the Relief Canyon Mine into full production. It is our intention to pursue several possible funding opportunities including the sale of additional securities, entering into joint venture arrangements, or the incurring of additional debt.

Due to our continuing losses from business operations, the independent auditor's report dated April 26, 2006, includes a "going concern" explanation relating to the fact that Newgold's continuation is dependent upon obtaining additional working capital either through significantly increasing revenues or through outside financing. As of April 30, 2006, Newgold's principal commitments included its obligation to pay ongoing maintenance fees on its 78 unpatented mining claims and the funding arrangement pursuant to the joint venture with ASDi, LLC.

Our management believes that it will need to raise additional capital to continue to develop, promote and conduct our mining operations. Due to our limited cash flow, operating losses and limited assets, it is unlikely that we could obtain financing through commercial or banking sources. Consequently, we are dependent on continuous cash infusions from our major stockholders or other outside sources in order to fund our current operations. Prior to the transaction with Cornell Capital Partners, Newgold's president had paid a substantial portion of Newgold's expenses since restarting its business in February 2003. Although we believe that our creditors and investors will continue to fund Newgold's expenses based upon their significant debt or equity interest in Newgold, there is no assurance that such investors will continue to pay our expenses. If adequate funds are not otherwise available, through public or private financing as well as borrowing from other sources, Newgold would not be able to establish or sustain its mining operations.

Off-Balance Sheet Arrangements
------------------------------

During the fiscal quarter ended April 30, 2006, Newgold did not engage in any off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.

FACTORS AFFECTING FUTURE OPERATING RESULTS

We are an exploration stage company and an investment in, or ownership position in our common stock is inherently risky. Some of these risks pertain to our business in general, and others are risks which would only affect our common stock. The price of our common stock could decline and/or remain adversely affected due to any of these risks and investors could lose all or part of an investment in our company as a result of any of these risks coming to pass. Readers of this Report should, in addition to considering these risks carefully, refer to the other information contained in this Report, including disclosures in our financial statements and all related notes, for a full description of our business. If any of the events described below were to occur, our business, prospects, financial condition, or results of operations or cash flow could be materially adversely affected. When we say that something could or will have a material adverse effect on it, we mean that it could or will have one or more of these effects. We also refer readers to the information in this Report, discussing the impact of Forward-Looking Statements on the descriptions contained in this Report and included in the Factors discussed below.

As an exploration stage company with unproven mining properties, we may not be able to achieve positive cash flows and our limited history of operations makes evaluation of our business and prospects difficult. We have been relatively inactive since April 2001. Consequently, we have only recently reactivated our business operations and we have not generated any revenues, other than dividend income, since our reactivation. As a result, we have only a limited operating history upon which to evaluate our future potential performance. Our prospects must be considered in light of the risks and difficulties encountered by new companies which have not yet established their business operations.

We will need additional funds to finance our mining and exploration activities as well as fund our current operations. We currently have limited cash reserves and a working capital deficit of $2,237,648 as of April 30, 2006. Consequently, our ability to meet our long-term obligations in the ordinary course of business is dependent upon our ability to raise additional financing through public or private equity financings, establish cash flow from operations, enter into joint ventures or other arrangements with corporate sources, or secure other sources of financing to fund operations.

Our independent certified public accountants qualified their opinion contained in our financial statements as of and for the years ended January 31, 1997, through January 31, 2006 to include an explanatory paragraph related to our ability to continue as a going concern, stating that " the Company has incurred a net loss of $2,645,231 and had negative cash flow from operations of $899,807. In addition, the Company had an accumulated deficit of $19,030,535 and a shareholders' deficit of $2,960,365 at January 31, 2006." These factors, among others, as discussed in "Note 2- Going Concern" to the financial statements for the quarter ended April 30, 2006, raise substantial doubt about our ability to continue as a going concern. The auditors recognize that the cash flow uncertainty makes their basic assumptions about value uncertain. When it seems uncertain whether an asset will be used in a "going concern" or sold at auction, the auditors assume that the business is a "going concern" for purposes of all their work, and then they disclose that there is material uncertainty about that assumption. It is definitely a consequence of our negative cash flows from operations that we continually need additional cash. At any time, a serious deficiency in cash flows could occur and it is not always possible or convenient to raise additional capital. A problem in raising capital could result in temporary or permanent insolvency and consequently potential lawsuits by unpaid creditors and perhaps closure of the business. All of these things are possibilities. It is certain, in any case, that analysts and investors view unfavorably any report of independent auditors expressing substantial doubt about a company's ability to continue as a going concern.

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

Our disclosures of mineral resources are only estimates. We have no proven or probable reserves and have no ability to currently measure or prove our reserves other then estimating such reserves relying on information produced in the 1990's and thus may be unable to actually recover the quantity of gold anticipated. We can only estimate a potential mineral resource which is a subjective process which depends in part on the quality of available data and the assumptions used and judgments made in interpreting such data.
 There is significant uncertainty in any resource estimate such that the actual deposits encountered or reserves validated and the economic viability of mining the deposits may differ materially from our estimates.

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

Mining is subject to extensive regulation by state and federal regulatory authorities. State and federal statutes regulate environmental quality, safety, exploration procedures, reclamation, employees' health and safety, use of explosives, air quality standards, pollution of stream and fresh water sources, noxious odors, noise, dust, and other environmental protection controls as well as the rights of adjoining property owners. We believe that, we are currently operating in substantial compliance with all known safety and environmental standards and regulations applicable to its Nevada property. Currently, we are only permitted to carry on designated mining activities until the mining property is brought into full compliance with the requirements of the Nevada Department of Environmental Protection ("NDEP"). While current environmental work is ongoing, permitting our mining property for full exploration and mining activities is expected to take 4 to 12 months. However, there can be no assurance that permits will be granted or that future changes in federal or Nevada laws, regulations or interpretations thereof will not have a material adverse affect on our ability to resume and sustain mining operations.

The business of gold mining is subject to certain types of risks, including environmental hazards, industrial accidents, and theft. Prior to suspending operations, we carried insurance against certain property damage loss (including business interruption) and comprehensive general liability insurance. Since resuming operations in February 2003, Newgold has not carried insurance on any of its properties due to the current status of the mine and Newgold's current financial condition. While we maintained insurance consistent with industry practice, it is not possible to insure against all risks associated with the mining business, or prudent to assume that insurance will continue to be available at a reasonable cost. We have not obtained environmental liability insurance because such coverage is not considered by management to be cost effective. We currently carry no insurance on any of our properties due to the current status of our mining properties and our current financial condition.

We are substantially dependent upon the continued services of A. Scott Dockter, its president. We have no employment agreement with Mr. Dockter, nor is there either key person life insurance or disability insurance on Mr. Dockter. While Mr. Dockter expects to spend the majority of his time assisting Newgold, there can be no assurance that Mr. Dockter's services will remain available to Newgold. If Mr. Dockter's services are not available to us, we will be materially and adversely affected. However, Mr. Dockter has been a significant shareholder of Newgold since its inception and considers his investment of time and money in Newgold of significant personal value.

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

As of April 30, 2006, Newgold had approximately 68,604,072 shares of Common Stock outstanding and a convertible debenture which is convertible into up to 24,050,025 shares of our

Common Stock. Additionally, warrants to purchase a total of 21,274,583 shares of our Common Stock were outstanding as of April 30, 2006. Furthermore, up to an additional 24,050,025 shares of Common Stock could become issuable to the convertible debenture holders if a default were to occur. The possibility that substantial amounts of our outstanding Common Stock may be sold by investors or the perception that such sales could occur, often called "equity overhang," could adversely affect the market price of our Common Stock and could impair our ability to raise additional capital through the sale of equity securities in the future

At the time of entering into the $1,000,000 Secured Convertible Debenture ("Convertible Debenture") with Cornell Capital Partners, the Fixed Conversion Price was $0.26 per share which would equal approximately 3,808,073 if the entire principal were converted into Newgold Common Stock. This represents the minimum number of shares issuable upon the conversion of the Convertible Debenture. However, if the market price for Newgold Common Stock should remain below $0.26 per share, we would be required to issue substantially more shares of Common Stock upon the conversion of the Convertible Debenture. The issuance of significantly more shares at a lower conversion price would have a dilutive effect to our current stockholders.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial conditions and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of financial statements requires management to make estimates and disclosures on the date of the financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to revenue recognition. We use authoritative pronouncements, historical experience and other assumptions as the basis for making judgments. Actual results could differ from those estimates. We believe that the following critical accounting policies affect our more significant judgments and estimates in the preparation of our financial statements.

Exploration Stage Company
-------------------------

Effective January 1, 1995 (date of inception), Newgold is considered a development stage company as defined in SFAS No. 7. Newgold's development stage activities consist of the development of several mining properties located in Nevada. Sources of financing for these development stage activities have been primarily debt and equity financing. Newgold has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of Newgold and other relevant factors.

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

When we determine that the carrying value of long-lived assets and related goodwill and enterprise-level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in its current business model.

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

Valuation of Derivative Instruments
-----------------------------------

FAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" requires bifurcation of embedded derivative instruments and measurement of their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black Scholes model as a valuation technique. Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as Adjustments to Fair Value of Derivatives. In addition, the fair values of freestanding derivative instruments such as warrants are valued using Black Scholes models.

Recent Accounting Pronouncements
--------------------------------

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments", which amends SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities" and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. Newgold is currently evaluating the impact of this new Standard but believes that it will not have a material impact on Newgold's financial position, results of operations, or cash flows.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets" which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This

Statement amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities;
(4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity's exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity's fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied. Newgold does not believe that SFAS No. 156 will have a material impact on its financial position, results of operations or cash flows.

ITEM 3.  CONTROLS AND PROCEDURES

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

                           PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

SALES OF UNREGISTERED SECURITIES DURING THE QUARTER

The following issuances of stock, warrants, debentures and other equity securities were made without any public solicitation to a limited number of
investors  or  related   individuals   or  entities  in  separately   negotiated
transactions. Each investor represented to us that the securities were being acquired for investment purposes only and not with an intention to resell or distribute such securities. Each of the individuals or entities had access to information about our business and financial condition and was deemed capable of protecting their own interests. The stock, warrants and other securities were issued pursuant to the private placement exemption provided by Section 4(2) or
Section 4(6) of the Securities Act. These are deemed to be "restricted securities" as defined in Rule 144 under the Securities Act and the debenture, warrant or stock certificates bear a legend limiting the resale thereof.

During  Newgold's  current  fiscal year ending  January 31, 2007,  it issued the
following   securities  pursuant  to  exemptions  from  registration  under  the
Securities Act:

         (a) In March 2006 Newgold issued 500,000 shares of common stock at a price of $0.20 per share to an investor for total proceeds of $100,000. Additionally, 500,000 warrants to purchase common stock at a price of $0.40 per share were issued to the investor. The warrants expire three years from the date of issuance.

         (b) In March 2006 Newgold issued a convertible debenture in the principal amount of $200,000 per the terms of the Securities Purchase Agreement dated January 27, 2006 with Cornell Capital Partners. Of the $200,000 funded, $20,000 was paid for loan fees. All of the original terms and conditions as set forth in the Securities Purchase Agreement and related documents remain unchanged.

Prior issuances of Newgold's common stock or other securities during fiscal years 2006, 2005 and 2004 have been reported in Newgold's prior filings with the Securities and Exchange Commission.

ITEM 5.  OTHER INFORMATION

On April 1, 2006, we hired Mr. Jesse P. Wellman as our mining geologist. Mr. Wellman is a Reno, Nevada based economic geologist and GIS analyst. Mr. Wellman has a wide range of experience in precious metal exploration and development in the U.S. and Mexico.

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

Dated:  June 19, 2006               NEWGOLD, INC.



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