Form 10QSB/A
period 2006-04-30
NEWGOLD INC
filed 2006-06-29
CIK 878808

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1

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

                                EXPLANATORY NOTE

This amendment on Form 10-QSB/A (the April 2006 Form 10-QSB/A) amends the quarterly report on Form 10-QSB of Newgold, Inc. ("Newgold") for the quarter ended April 30, 2006 (the 2006 Form 10-QSB), which was originally filed on June 19, 2006. This Amendment No. 1 to the April 2006 Form 10-QSB/A is being filed for the purpose of reflecting changes made as a result of the completion of the SAS No. 100 review by Newgold's independent accountants by amending certain portions of the Management's Discussion and Analysis or Plan of Operations and expanded disclosure appearing in Newgold's financial statements. This Form 10-QSB/A includes restated financial statements due to an error in recording of derivative transactions. See "Restatement" section under Note 1 to the financial statements.

As required by Rule 12b-15 of the Securities  Exchange Act of 1934, set forth in
their  entirety  are  Item  1  (Financial  Statements),   Item  2  (Management's
Discussion and Analysis or Plan of Operation), and Item 6 (Exhibits).

As part of this amendment, Newgold is also filing new certifications from its chief executive officer and chief financial officer (Exhibits 31.1, 31.2, and 32).

No attempt has been made in this Form 10-QSB/A to update other disclosures presented in the April 2006 Form 10-QSB. Consequently, except for the adjustments described above, this Amendment No. 1 to the April 2006 Form 10-QSB/A does not reflect events occurring after June 19, 2006, the date of the original filing of Newgold's April 2006 Form 10-QSB, or modify or update those disclosures that may have been affected by subsequent events. Accordingly, this Amendment No. 1 to the April 2006 Form 10-QSB/A should be read in conjunction with Newgold's filings made with the SEC subsequent to the filing of the April 2006 Form 10-QSB.

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

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                OPERATIONS.................................................. 21

        ITEM 3. CONTROLS AND PROCEDURES..................................... 31

PART II - OTHER INFORMATION................................................. 32

        ITEM 6. EXHIBITS ................................................... 32

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                                  NEWGOLD, INC.
                     INDEX TO UNAUDITED FINANCIAL STATEMENTS



                                                                            Page

       Condensed Balance Sheet as of April 30, 2006 (Unaudited)               4

       Condensed Statements of Operations for the three months ended
           April 30, 2006 and 2005 (Unaudited)                                6

       Condensed Statements of Cash Flows for the three months
           ended April 30, 2006 and 2005 (Unaudited)                          7

       Notes to Unaudited Financial Statements                               11

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


                                     ASSETS
                                   (restated)

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
                                                                   =============

--------------------------------------------------------------------------------


                      LIABILITIES AND SHAREHOLDERS' DEFICIT
                                   (restated)

CURRENT LIABILITIES
     Accounts payable                                               $   657,010
     Accrued expenses                                                 1,246,731
     Accrued reclamation costs                                          270,736
     Notes payable due to individuals and officers                      452,634
                                                                   -------------

         Total current liabilities                                    2,627,111
                                                                   -------------

LONG-TERM LIABILITIES
     Convertible debenture and related derivative liabilities,
         net of unamortized discount of $646,293 and deferred
         financing costs of $89,375                                   1,096,258
     Deferred revenue                                                   800,000
                                                                   -------------

         Total long-term liabilities                                  1,896,258

              Total liabilities                                       4,523,369




                                        4
    The accompanying notes are an integral part of these financial statements

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
     Common stock, $0.001 par value
         250,000,000 shares authorized
         68,604,072 shares issued and outstanding                        68,604
     Additional paid in capital                                      16,101,566
     Deficit accumulated during the exploration stage               (19,724,611)
                                                                   -------------

              Total shareholders' deficit                            (3,554,441)
                                                                   -------------

                  TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT       $   968,928
                                                                   =============












































                                        5
    The accompanying notes are an integral part of these financial statements

                                                                   NEWGOLD, INC.
                                                  (AN EXPLORATION STAGE COMPANY)
                                                        STATEMENTS OF OPERATIONS
                              FOR THE THREE MONTHS ENDED APRIL 30, 2006 AND 2005
                       AND FOR THE PERIOD FROM JANUARY 1, 1995 TO APRIL 30, 2006
--------------------------------------------------------------------------------


                                                         For the Three Months Ended April 30,    For the Period
                                                         ------------------------------------    From January 1,
                                                               2006                              1995 to April
                                                            (restated)             2005             30, 2006
                                                         ---------------      ---------------    ---------------
NET SALES                                                 $           -        $           -      $           -

COST OF GOODS SOLD                                               69,510               29,000            372,341
                                                         ---------------      ---------------    ---------------

GROSS LOSS                                                      (69,510)             (29,000)          (372,341)

OPERATING EXPENSES                                             (247,729)            (202,880)       (14,159,737)
                                                         ---------------      ---------------    ---------------

LOSS FROM OPERATIONS                                           (317,239)            (231,880)       (14,532,078)
                                                         ---------------      ---------------    ---------------

OTHER INCOME (EXPENSE)
     Interest income                                                  -                    -             72,687
     Dividend income                                                  -                    -             30,188
     Other income                                                     -                    -              6,565
     Adjustments to fair value of derivatives                  (290,847)                   -           (328,265)
     Interest expense                                           (85,990)            (356,824)        (2,495,027)
     Loss from joint venture                                          -                    -           (859,522)
     Loss on sale of marketable securities                            -                    -           (281,063)
     Bad debt expense                                                 -                    -            (40,374)
     Loss on disposal of plant, property
      and equipment                                                   -                    -           (334,927)
     Loss on disposal of bond                                         -                    -            (21,000)
                                                         ---------------      ---------------    ---------------

         Total other income (expense)                          (376,837)            (356,824)        (4,250,738)
                                                         ---------------      ---------------    ---------------

NET LOSS                                                  $    (694,078)       $    (588,704)     $ (18,782,816)
                                                         ===============      ===============    ===============

BASIC AND DILUTED LOSS PER SHARE                          $       (0.01)       $       (0.01)
                                                         ===============      ===============

BASIC AND DILUTED WEIGHTED-AVERAGE
  SHARES OUTSTANDING                                         68,356,881           49,446,380
                                                         ===============      ===============





                                        6
    The accompanying notes are an integral part of these financial statements

                                                                   NEWGOLD, INC.
                                                  (AN EXPLORATION STAGE COMPANY)
                                                        STATEMENTS OF CASH FLOWS
                              FOR THE THREE MONTHS ENDED APRIL 30, 2006 AND 2005
                       AND FOR THE PERIOD FROM JANUARY 1, 1995 TO APRIL 30, 2006
--------------------------------------------------------------------------------

                                                                             For the Three Months Ended April 30,    For the Period
                                                                             ------------------------------------    From January 1,
                                                                                   2006                              1995 to April
                                                                                (restated)             2005             30, 2006
                                                                             ---------------      ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                       ($694,078)           ($588,704)      ($18,782,818)
   Adjustments to reconcile net loss to net cash
      used in operating activities
         Accretion of warrants issued as a debt discount                                  -              294,192          1,274,265
         Accretion of beneficial conversion                                               -               26,868            107,468
         Accretion of debt discount                                                  54,629                    -             57,369
         Adjustments to fair value of derivatives                                   290,847                    -            328,264
      Loss from joint venture                                                             -                    -            859,522
         Loss on sale of marketable securities                                            -                    -            281,063
         Depreciation and amortization                                                9,086                    -            133,243
         Loss on disposal of property, plant and equipment                                -                    -            334,927
         Impairment in value of property, plant and equipment                             -                    -            807,266
         Loss on disposal of bond                                                         -                    -             21,000
         Impairment in value of Relief Canyon Mine                                        -                    -          3,311,672
         Impairment in value of joint  investments                                        -                    -            490,000
         Bad debt                                                                         -                    -             40,374
         Assigned value of stock and warrants exchanged for services                      -                    -            552,948


























                                        7
    The accompanying notes are an integral part of these financial statements

                                                                   NEWGOLD, INC.
                                                  (AN EXPLORATION STAGE COMPANY)
                                                        STATEMENTS OF CASH FLOWS
                              FOR THE THREE MONTHS ENDED APRIL 30, 2006 AND 2005
                       AND FOR THE PERIOD FROM JANUARY 1, 1995 TO APRIL 30, 2006
--------------------------------------------------------------------------------


         Gain on write off of note payable                                                -                    -             (7,000)
         Judgment loss accrued                                                            -                    -            250,000
         (Increase) decrease in
            Restricted cash                                                               -                    -           (243,204)
            Travel advance                                                           (4,392)                (657)            (1,714)
            Deposits                                                                      -                    -              4,500
            Deferred reclamation costs                                                    -                    -           (194,742)
            Prepaid expenses                                                              -                    -             (2,900)
            Reclamation bonds                                                             -                    -            185,000
            Other assets                                                                  -                    -             (1,600)
         Increase (decrease) in
            Accounts payable                                                       (141,223)              30,000            376,050
            Accrued expenses                                                        (59,059)             (50,237)         1,904,515
                                                                             ---------------      ---------------    ---------------

               Net cash used by operating activities                               (544,188)            (348,538)        (7,914,532)
                                                                             ---------------      ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of marketable securities                                            -                    -             34,124
   Investment in marketable securities                                                    -                    -           (315,188)
   Advances from shareholder                                                              -                    -              7,436
   Contribution from joint venture partner                                                -                    -            775,000
   Purchase of joint venture partner interest                                             -                    -           (900,000)
   Capital expenditures                                                             (32,287)                   -         (3,002,993)
   Proceeds from disposal of property, plant and equipment                                                     -            278,783




















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
                                                                             ===============      ===============    ===============






















                                        9
    The accompanying notes are an integral part of these financial statements

                                                                   NEWGOLD, INC.
                                                  (AN EXPLORATION STAGE COMPANY)
                                                        STATEMENTS OF CASH FLOWS
                              FOR THE THREE MONTHS ENDED APRIL 30, 2006 AND 2005
                       AND FOR THE PERIOD FROM JANUARY 1, 1995 TO APRIL 30, 2006
--------------------------------------------------------------------------------

SUPPLEMENTAL CASH FLOW INFORMATION FOR THE THREE MONTHS ENDED APRIL 30, 2006 AND 2005 AND JANUARY 1, 1995 THROUGH APRIL 30, 2006 AS FOLLOWS:

                                                                             For the Three Months Ended April 30,    For the Period
                                                                             ------------------------------------    From January 1,
                                                                                   2006                              1995 to April
                                                                                (restated)             2005             30, 2006
                                                                             ---------------      ---------------    ---------------


Cash paid for interest                                                        $                    $           -      $     161,107
Cash paid for income taxes                                                    $           -        $           -      $           -

Non Cash Investing and Financing Activities:
   Conversion of related party note payable to common
      stock,including interest payable of $446,193                            $           -        $           -      $   1,848,935







































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


Restatement
-----------

The Company restated its previously filed financial statements due to error in recording of derivative transactions. The effect on its previously reported financial statements is as follows:

                                     As Reported     Adjustment     As Restated
                                    -------------   ------------   -------------
Assets                                   968,928             -          968,928
Liabilities                            4,040,071        483,298       4,523,369
Shareholder's Deficit                 (3,071,145)      (483,296)     (3,554,441)
Net Loss                                (210,718)      (483,300)       (694,078)
EPS                                        (0.01)            -            (0.01)


NOTE 2 - GOING CONCERN


These financial statements have been prepared on a going concern basis. During the years ended January 31, 2006 and 2005 and the period from January 1, 1995 to January 31, 2006, Newgold incurred net losses of approximately $2,645,231, $1,278,140 and $18,088,740, respectively. In addition, Newgold had a total shareholders' deficit of $2,960,365 and was in the exploration stage since inception and through January 31, 2006. Information for the three months ended April 30, 2006 include a net loss of $694,078; negative cash flows from operations of $544,188 and an accumulated shareholders' deficit of $3,554,441. The Company's ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. Since inception, the Company has satisfied its capital needs by issuing equity securities.

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


Exploration Stage Company
-------------------------
Effective January 1, 1995 (date of inception), the Company is considered an exploration stage Company as defined in SFAS No. 7. The Company's exploration stage activities consist of the development of several mining properties located in Nevada. Sources of financing for these exploration stage activities have been primarily debt and equity financing. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.


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
                                                                  ==============


Interest expense was $85,990, $356,824 and $2,495,027 for the three months ended April 30, 2006 and 2005, and the period from January 1, 1995 to April 30, 2006, respectively.


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

The accompanying financial statements comply with current requirements relating to warrants and embedded conversion features as described in FAS 133, EITF 98-5, 00-19, and 00-27, and APB 14 as follows:


o The Company allocated the proceeds received between convertible debt and the detachable warrants based upon the relative fair market values on the date the proceeds were received.
o Subsequent to the initial recording, the change in the fair value of the detachable warrants, determined under the Black-Scholes option pricing formula, and the change in the fair value of the embedded derivative in the conversion feature of the convertible debentures are recorded as adjustments to the liabilities at January 31, 2006.
o $(290,847) of expense relating to the change in the fair value of the Company's stock reflected in the change in the fair value of the warrants and derivatives (noted above) is included as other income (expense).
o    Accreted interest of $54,629 as of April 30, 2006.


The following table summarizes the various components of the convertible notes as of April 30, 2006:

            Derivative liabilities                 $    1,031,926
            Convertible debenture                         800,000
            Unamortized discount                         (646,293)
            Deferred financing costs, net                 (89,375)
                                                  ----------------
            Total convertible debt
             and financing costs                   $    1,096,258
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


Accrued Payroll and Expenses Owed to Officers
---------------------------------------------
As of April 30, 2006 Newgold owed the Chief Financial Officer and Secretary of Newgold $34,000 for back wages.



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


During the quarter ended April 30, 2006 we spent $69,510 on reclamation and maintenance expenses related to the Relief Canyon mining property. Reclamation and maintenance expenses expended during the same quarter ended April 30, 2005 were $29,000. These expenses relate primarily to maintenance and retention costs required to maintain our mining claims. We incurred operating expenses of $247,729 during the quarter ended April 30, 2006. Of this amount, $93,500 reflects officer compensation and related payroll taxes during the quarter and $123,864 reflect fees for outside professional services. A large portion of the outside professional services reflects legal and accounting work pertaining to our annual and quarterly reporting on Form 10-KSB and Form 10-QSB occurring in fiscal year 2006 as well as our recently filed Form SB-2. During the quarter ended April 30, 2005 we incurred operating expenses of $202,880 of which $93,500 represented officer compensation and related payroll taxes, $22,323 reflected promotional expenses and $59,848 reflected fees for outside professional services. It is anticipated that both mining costs and operating expenses will increase significantly as we resume our exploration program and mining operations.

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


Our total net loss for the quarter ended April 30, 2006 increased to $694,078 compared to a net loss of $588,704 incurred for the same quarter ended April 30, 2005. The higher net loss in the first quarter of fiscal 2007 reflects the income effect of the adjustment to fair value of derivatives and lower interest expense that are partially offset by the increase in operating expenses as we reactivate our mining activities and a continued lack of revenues recognized during the quarter.


LIQUIDITY AND CAPITAL RESOURCES


We have incurred significant operating losses since inception and during the three months ended April 30, 2006 which has resulted in an accumulated deficit of $19,724,611 as of April 30, 2006. At April 30, 2006, we had cash and other current assets of $404,463 compared to $701,546 at January 31, 2006 and a net working capital deficit of $2,222,655. Since the resumption of our business in February 2003, we have been dependent on borrowed or invested funds in order to finance our ongoing operations. As of April 30, 2006, we had outstanding debentures and notes payable in the gross principal amount of $1,252,634 (net balance of $1,548,892 after $(735,668) of note payable discount and deferred financing costs and $1,031,926 of derivative liabilities) which reflects a decrease of $602,741 compared to notes payable in the gross principal amount of $1,855,375, (net balance of $1,327,147 after $528,228 of note payable discount) as of April 30, 2005.


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

We will need additional funds to finance our mining and exploration activities as well as fund our current operations. We currently have limited cash reserves and a working capital deficit of $2,222,655 as of April 30, 2006. Consequently, our ability to meet our long-term obligations in the ordinary course of business is dependent upon our ability to raise additional financing through public or private equity financings, establish cash flow from operations, enter into joint ventures or other arrangements with corporate sources, or secure other sources of financing to fund operations.

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

Exploration Stage Company
-------------------------


Effective January 1, 1995 (date of inception), Newgold is considered an exploration stage company as defined in SFAS No. 7. Newgold's exploration stage activities consist of the development of several mining properties located in Nevada. Sources of financing for these exploration stage activities have been primarily debt and equity financing. Newgold has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of Newgold and other relevant factors.


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

ITEM 3.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.
-----------------------------------


We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the quarter covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiary) that is required to be included in our periodic reports.


Changes in Internal Control Over Financial Reporting.
-----------------------------------------------------

There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS

         31.1     Certification   of  CEO   pursuant   to  Section  302  of  the
                  Sarbanes-Oxley Act of 2002.

         31.2     Certification   of  CFO   pursuant   to  Section  302  of  the
                  Sarbanes-Oxley Act of 2002.

         32. Certification by CEO and CFO pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  June 26, 2006               NEWGOLD, INC.



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