Form 10QSB
period 2006-07-31
NEWGOLD INC
filed 2006-09-21
CIK 878808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2006

[     ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT FOR THE TRANSITION PERIOD FROM
_______________ to _______________

Commission File Number 0-20722

NEWGOLD, INC.
(Exact name of small business issuer as specified in its charter)

DELAWARE	16-1400479
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

400 Capitol Mall, Suite 900 Sacramento, California	95814
(Address of Principal Executive Offices)	Zip Code

Issuer's telephone number:	(916) 449-3913

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
YES _X_  NO ___

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)
YES ___  NO _X_

Common stock, $0.001 par value, 71,003,159 issued and outstanding as of July 31, 2006.

Transitional Small Business Disclosure Format: Yes ___ No _X_

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NEWGOLD, INC.

NEWGOLD, INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET
July 31, 2006

ASSETS
Current assets
Cash	$ 160,736
Deposit	5,000
Prepaid expense	16,000
Travel advance	5,714

Total current assets	187,450

Property, plant and equipment, net of accumulated depreciation
of $5,507	45,978

Other Assets
Restricted cash
Deferred reclamation costs	243,204
270,736
Total other assets
513,940
Total assets	$747,368
LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
Accounts payable	$612,518
Accrued expenses	1,257,293
Accrued reclamation costs	270,736
Notes payable due to individuals and officers	432,788

Total current liabilities	2,573,335

Long-term liabilities
Convertible debenture and related derivative liabilities,
net of unamortized discount of $323,114 and deferred
financing costs of $99,583	1,172,859
Deferred revenue	800,000

Total long-term liabilities	1,972,859

Total liabilities	4,546,194

The accompanying notes are an integral part of these financial statements

NEWGOLD, INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET
July 31, 2006

Commitments and contingencies

Shareholders' deficit
Common stock, $0.001 par value
250,000,000 shares authorized
71,003,159 shares issued and outstanding	71,003
Additional paid in capital	16,769,243
Deficit accumulated during the exploration stage	(20,639,072)

Total shareholders' deficit	(3,798,826)

Total liabilities and shareholders' deficit	$747,368

The accompanying notes are an integral part of these financial statements

NEWGOLD, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
For the Six and Three Months Ended July 31, 2006 and 2005
and for the Period from January 1, 1995 to July 31, 2006

					For the Period
	For the Six Months Ended		For the Three Months Ended		From January 1,
	July 31,		July 31,		1995 to July
	2006	2005	2006	2005	31, 2006
Net Sales	$ -	$ -	$ -	$ -	$ -

Exploration and maintenance costs	172,130	139,700	102,620	110,700	474,961

Gross loss	(172,130)	(139,700)	(102,620)	(110,700)	(474,961)
Operating expenses	(543,093)	(384,571)	(295,365)	(181,692)	(14,455,102)

Loss from operations	(715,223)	(524,271)	(397,985)	(292,392)	(14,930,062)

Other (expense)
Interest income					72,687
Dividend income					30,188
Other income					6,565
Adjustments to fair value of derivatives	(661,824)		(370,977)		(699,242)
Interest expense	(231,492)	(727,061)	(145,502)	(370,237)	(2,640,529)
Loss from joint venture					(859,522)
Loss on sale of marketable securities					(281,063)
Bad debt expense					(40,374)
Loss on disposal of plant, property
and equipment					(334,927)
Loss on disposal of bond					(21,000)

Total other income (expense)	(893,316)	(727,061)	(516,479)	(370,237)	(4,767,217)

Net loss	($1,608,539)	($1,251,332)	($914,464)	($662,629)	($19,697,279)

Basic and diluted loss per share	($0.02)	($0.02)	($0.01)	($0.01)

Basic and diluted weighted-
average shares
outstanding	68,922,690	50,191,822	69,464,614	50,911,822

The accompanying notes are an integral part of these financial statements

		NEWGOLD, INC.
		(AN EXPLORATION STAGE COMPANY)
		STATEMENTS OF CASH FLOWS
	For the Six Months Ended July 31, 2006 and 2005
	and for the Period from January 1, 1995 to July 31, 2006

			For the Period From January 1, 1995 to July 31, 2006

	For the Six Months Ended July 31,
	2006	2005

Cash flows from operating activities
Net loss	($1,608,539)	($1,251,332)	($19,697,279)
Adjustments to reconcile net loss to net cash
used in operating activities
Accretion of warrants issued as a debt discount	-	585,006	1,274,263
Accretion of beneficial conversion	-	69,320	107,468
Accretion of debt discount	71,830	-	74,570
Adjustments to fair value of derivatives	661,824	-	699,241
Loss from joint venture	-	-	859,522
Loss on sale of marketable securities	-	-	281,063
Depreciation and amortization	23,424	-	147,581
Loss on disposal of property, plant and equipment	-	-	334,927
Impairment in value of property, plant and equipment	-	-	807,266
Loss on disposal of bond	-	-	21,000
Impairment in value of Relief Canyon Mine	-	-	3,311,672
Impairment in value of joint investments	-	-	490,000
Bad debt	-	-	40,374
Assigned value of stock and warrants exchanged for services	68,020	15,690	620,968

The accompanying notes are an integral part of these financial statements

NEWGOLD, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
For the Six Months Ended July 31, 2006 and 2005
and for the Period from January 1, 1995 to July 31, 2006

Assigned value of stock options issued for compensation	2,057	-	2,057
Gain on write off of note payable	-	-	(7,000)
Judgment loss accrued	-	-	250,000
(Increase) decrease in
Restricted cash	-	-	(243,204)
Travel advance	(4,392)	(657)	(1,714)
Deposits	(5,000)	-	(500)
Deferred reclamation costs	-	-	(194,742)
Prepaid expenses	(16,000)	-	(18,900)
Reclamation bonds	-	-	185,000
Other assets	-	-	(1,600)
Increase (decrease) in
Accounts payable	(185,715)	18,160	331,558
Accrued expenses	50,135	(442,784)	2,013,709

Net cash used by operating activities	(942,356)	(1,006,597)	(8,312,700)

Cash flows from investing activities
Proceeds from sale of marketable securities	-	-	34,124
Investment in marketable securities	-	-	(315,188)
Advances from shareholder	-	-	7,436
Contribution from joint venture partner	-	-	775,000
Purchase of joint venture partner interest	-	-	(900,000)

The accompanying notes are an integral part of these financial statements

NEWGOLD, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
For the Six Months Ended July 31, 2006 and 2005
and for the Period from January 1, 1995 to July 31, 2006

Capital expenditures	(32,287)	-	(3,002,993)
Proceeds from disposal of property, plant and equipment		-	278,783
Investments in joint ventures	-	-	(490,000)
Note receivable	-	-	(268,333)
Repayment of note receivable	-	-	268,333

Net cash used by investing activities	(32,287)	-	(3,612,838)

Cash flows from financing activities
Proceeds from the issuance of common stock	100,000	2,423,935	7,659,253
Proceeds from notes payable	360,000	-	5,914,548
Principal repayments of notes payable	(24,845)	(1,402,742)	(2,062,551)
Repayment of advances to affiliate	-	-	(231,663)
Deferred revenue	-	-	800,000

Net cash provided by financing activities	435,155	1,021,193	12,079,587

Net increase (decrease) in cash	(539,488)	14,596	154,049

Cash, beginning of year	700,224	16,730	6,687

Cash, end of year	$ 160,736	$ 31,326	$ 160,736

The accompanying notes are an integral part of these financial statements

NEWGOLD, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
For the Six Months Ended July 31, 2006 and 2005
and for the Period from January 1, 1995 to July 31, 2006

Supplemental cash flow information for the six months ended July 31, 2006 and 2005 and January 1, 1995 through July 31, 2006 as follows:
For the Period
From January 1,
	For the Six Months Ended July 31,		1995 to July 31,
	2006	2005	2006

Cash paid for interest	$ -	$ -	$ 161,107
Cash paid for income taxes	$ -	$ -	$ -

Non Cash Investing and Financing Activities:
Conversion of related party note payable to common stock,including interest payable of $446,193	$ -	$ -	$ 1,848,935
Conversion of convertible debenture to common stock	$ 600,000	$ -	$ 600,000

The accompanying notes are an integral part of these financial statements

NEWGOLD, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
For the three Months Ended July 31, 2006
(Unaudited)

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

The Company has embarked on a business strategy whereby it will invest in and/or manage gold mining and other mineral producing properties. Currently, the Company’s principal assets include various mineral leases associated with the Relief Canyon mine located near Lovelock, Nevada along with various items of mining equipment located at that site as well as a 22% interest in a joint venture covering two separate leasehold interests covering over 2700 acres in Lander County, Nevada. The Company’s business will be to acquire, explore and, if warranted, develop various mining properties located in the state of Nevada. The Company plans to carryout comprehensive exploration and development programs and when appropriate, begin mining activities on its properties. The Company may fund and conduct these activities itself, or it may outsource some of these activities through the use of various joint venture, royalty or partnership arrangements pursuant to which other companies would agree to finance, carryout the exploration and development programs, or perform mining operations on Newgold’s mining properties. The Company’s current plan may or may not require the hiring of significant amounts of mining employees depending upon the level, if any, of the mining and exploration activities outsourced to other entities.

NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis. During the years ended January 31, 2006 and 2005 and the period from January 1, 1995 to January 31, 2006, Newgold incurred net losses of approximately $2,645,231, $1,278,140 and $18,088,740, respectively. In addition, Newgold had a total shareholders’ deficit of $2,960,365 and was in the exploration stage since inception and through January 31, 2006. Information for the six months ended July 31, 2006 include a net loss of $1,608,539; negative cash flows from operations of $942,356 and an accumulated shareholders’ deficit of $3,798,826. The Company's ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. Since inception, the Company has satisfied its capital needs by issuing equity securities, convertible debentures and issuing debt.

Management plans to continue to provide for its capital needs during the year ending January 31, 2007 by issuing equity securities or incurring additional debt financing, with the proceeds to be used to re-establish mining operations at Relief Canyon and commencing exploration activities at other mine sites as well as improve its working capital position. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should Newgold be unable to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to these rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Newgold’s Form 10-KSB, as filed with the SEC for the year ended January 31, 2006.

Exploration Stage Company
Effective January 1, 1995 (date of inception), the Company is considered an exploration stage Company as defined in SFAS No. 7. The Company’s exploration stage activities consist of the development of several mining properties located in Nevada. Sources of financing for these exploration stage activities have been primarily debt and equity financing. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

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

Deferred Reclamation Costs
In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” which established a uniform methodology for accounting for estimated reclamation and abandonment costs. The statement was adopted February 1, 2003. The reclamation costs will be allocated to expense over the life of the related assets and will be adjusted for changes resulting from the passage of time and revisions to either the timing or amount of the original present value estimate.

Prior to adoption of SFAS No. 143, estimated future reclamation costs were based principally on legal and regulatory requirements. Such costs related to active mines were accrued and charged over the expected operating lives of the mines using the UOP method based on proven and probable reserves. Future remediation costs for inactive mines were accrued based on management’s best estimate at the end of each period of the undiscounted costs expected to be incurred at a site. Such cost estimates included, where applicable, ongoing care, maintenance and monitoring costs. Changes in estimates at inactive mines were reflected in earnings in the period an estimate was revised.

Risks Associated with Gold Mining
The business of gold mining is subject to certain types of risks, including environmental hazards, industrial accidents, and theft. Prior to suspending operations, Newgold carried insurance against certain property damage loss (including business interruption) and comprehensive general liability insurance. While Newgold maintained insurance consistent with industry practice, it is not possible to insure against all risks associated with the mining business, or prudent to assume that insurance will continue to be available at a reasonable cost. Newgold has not obtained environmental liability insurance because such coverage is not considered by management to be cost effective. Newgold currently carries no insurance on any of its properties due to the current status of the mine and Newgold’s current financial condition.

Comprehensive Income
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

The following common stock equivalents were excluded from the calculation of diluted loss per share since their effect would have been anti-dilutive:

	2006	2005
Warrants	21,274,583	13,224,583
Options	1,350,000	-

Recent Accounting Pronouncements
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial

Assets and Extinguishment of Liabilities”. SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. The Company is currently evaluating the impact of this new Standard but believes that it will not have a material impact on the Company’s financial position, results of operations, or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS NO. 156”), which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity’s exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity’s fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied. The Company does not believe that SFAS No. 156 will have a material impact on its financial position, results of operations or cash flows.

In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This statement is effective for fiscal years beginning after December 15, 2006. The Company is currently in the process of evaluating the expected effect of FIN 48 on its results of operations and financial position.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment at July 31, 2006 was recorded at $51,485 and consisted of $32,286 of computer equipment and related software purchased during the quarter ended April 30, 2006 and $19,199 in additional monitoring wells that were installed at the Relief Canyon Mine during the year ended January 31, 2006.

Newgold had previously determined that the value of its fixed assets at the Relief Canyon Mine were permanently impaired and wrote off assets with a basis of $800,000. If Newgold can reestablish mining operations at Relief Canyon it is possible that some of these assets could be utilized in such operations.

A summary of property and equipment was as follows:

	Buildings	Machinery & Equipment	Development Costs	Capitalized Interest	Total
Relief Canyon Mine	$215,510	$277,307	$261,742	$45,441	$800,000

NOTE 5 - NOTES PAYABLE TO RELATED PARTIES AND INDIVIDUALS

Unsecured notes payable to individuals and related parties consist of the following at July 31, 2006:

Loans from officers:
Convertible note payable                         $   209,251
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

Loan from individual                           $   176,500
The note bears interest at 8% per year.
The note is currently due. Newgold is in default with respect to this loan.

Other non-interest bearing advances                    47,038
Total notes payable to individuals and related parties     $   432,789

Newgold recorded interest expense of $145,502 and $231,492 for the three months and six months ended July 31, 2006 compared to interest expense of $370,237 and $727,061 for the three months and six months ended July 31, 2005.
NOTE 6 - CONVERTIBLE DEBENTURE

On January 27, 2006, Newgold entered into a Securities Purchase Agreement (the “Purchase Agreement”) and other agreements in connection with the private placement of a convertible debenture, in the principal amount of $1,000,000 and bearing interest at 8% per annum (the “Debenture”). The Debenture was funded $600,000 on January 27, 2006, $200,000 on March 2, 2006 and $200,000 on July 18, 2006. Of the $600,000 funded on January 27, 2006, $77,500 was paid for various loan fees and closing costs. Of the $200,000 funded on March 9, 2006, $20,000 was paid for loan fees. Of the $200,000 funded on July 18, 2006, $20,000 was paid for loan fees. The Debenture is due and payable on the third anniversary of each funding date unless it is converted into shares of Newgold Common Stock or is repaid prior to its expiration date. The conversion rate is adjustable and at any conversion date, will be the lower of $0.2626 per share or

95% of the Market Conversion Price. On June 29, 2006 $500,000 of the Debenture dated January 27, 2006 was converted into 1,904,037 shares of common stock and $100,000 of the Debenture dated March 9, 2006 was converted into 450,050 shares of common stock.

In conjunction with the Purchase Agreement, Newgold entered into an Investor Registration Rights Agreement (the “Registration Rights Agreement”). The Registration Rights Agreement requires Newgold to register at least 24,050,025 shares of our Common Stock to cover the conversion of the Debenture (assuming conversion prices substantially below $0.2626) and 2,500,000 shares of our Common Stock issuable upon conversion of warrants (the “Warrants”) granted to the Debenture holder. Newgold is required to keep this Registration Statement effective until the Debenture has been fully converted, repaid, or becomes due and the Warrants have been fully exercised or expire. Both the Debenture and the Warrants are currently convertible or exercisable, respectively.

In conjunction with the Purchase Agreement, Newgold entered into a Security Agreement (the “Security Agreement”). The Security Agreement creates a secured interest in favor of the Debenture holder in our mining interest and assets in the Relief Canyon Mine property. This security interest was created by recordation of a Memorandum of Security Agreement filed in Pershing County, Nevada on February 14, 2006. Consequently, if a default occurred under the Debenture, the Debenture holder could take over or sell all of our interests, business and assets associated with the Relief Canyon Mine.

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

The accompanying financial statements comply with current requirements relating to warrants and embedded conversion features as described in FAS 133, EITF 98-5, 00-19, and 00-27, and APB 14 as follows:

•	The Company allocated the proceeds received between convertible debt and the detachable warrants based upon the relative fair market values on the date the proceeds were received.
•
Subsequent to the initial recording, the change in the fair value of the detachable warrants, determined under the Black-Scholes option pricing formula, and the change in the fair value of the embedded derivative in the conversion feature of the convertible debentures are recorded as adjustments to the liabilities at July 31, 2006.

•
$(661,824) of expense relating to the change in the fair value of the Company's stock reflected in the change in the fair value of the warrants and derivatives (noted above) is included as other income (expense).

•	Accreted interest of $71,830 as of July 31, 2006.

The following table summarizes the various components of the convertible notes as of July 31, 2006:

Derivative liabilities	$ 1,195,556
Convertible debenture	400,000
Unamortized discount	(323,114)
Deferred financing costs, net	(99,583)
Total convertible debt
and financing costs	$ 1,172,859

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Except for the advance royalty and rent payments noted below, Newgold is not obligated under any capital leases or non-cancelable operating lease with initial or remaining lease terms in excess of one year as of July 31, 2006. However, minimum annual royalty payments are required to retain the lease rights to Newgold’s properties.

Relief Canyon Mine
Newgold purchased the Relief Canyon Mine from J.D. Welsh Associates (“Welsh”) in January 1995. The mine consisted of 39 claims and a lease for access to an additional 800 acres contiguous to the claims. During 1997, Newgold staked an additional 402 claims. Subsequent to January 31, 1998, Newgold reduced the total claims to 50 (approximately 1,000 acres). The annual payment to maintain these claims is $5,000. As part of the original purchase of Relief Canyon Mine, Welsh assigned the lease from Santa Fe Gold Corporation (Santa Fe) to Newgold. The lease granted Santa Fe the sole right of approval of transfer to any subsequent owner of the Relief Canyon Mine. Santa Fe had accepted lease and minimum royalty payments from Newgold, but has declined to approve the transfer. Due to Welsh’s inability to transfer the Santa Fe lease, the original purchase price of $500,000 for Relief Canyon Mine was reduced by $50,000 in 1996 to $450,000.

Subsequent to January 31, 1998, the lease was terminated by Santa Fe. Management believes loss of the Santa Fe lease will have no material adverse affect on the remaining operations of the mine operation or the financial position of Newgold.

During 1996, Repadre Capital Corporation (“Repadre”) purchased for $500,000 a net smelter return royalty (Repadre Royalty). Repadre was to receive a 1.5% royalty from production at each of the Relief Canyon Mine and Mission Mines. In July 1997, an additional $300,000 was paid by Repadre for an additional 1% royalty from the Relief Canyon Mine. In October, 1997, when the Mission Mine lease was terminated, Repadre exercised its option to transfer the Repadre Royalty solely to the Relief Canyon Mine resulting in a total 4% royalty. The total amount received of $800,000 has been recorded as deferred revenue in the accompanying financial statements.

Crescent Red Caps Joint Venture
Newgold is the owner of a 22.22% joint venture interest and is the operator of the Crescent Red Caps Joint Venture (“Crescent Red Caps”). The remaining 77.78% interest is held by ASDi LLC, a California limited liability company owned by A. Scott Dockter, Chairman and CEO of Newgold. Additionally, Newgold, by making expenditures over the next three years aggregating $2,700,000, will end up with a 66.66% overall interest in the joint venture. Newgold will then have the opportunity to purchase the remaining joint venture interest held by Mr. Dockter based on the results of the exploration work contemplated by these additional expenditures.

The Company acquired its 22.22% in the joint venture by issuing to ASDi LLC 2,500,000 shares of its restricted common stock and a warrant to purchase 2,500,000 shares of its common stock at a price of $0.40. The warrant has a term of three years. The common stock was valued at $0.20 per share for a total of $500,000. The fair market value of the warrants was calculated to be $359,522 as determined by the methodology described in Note 9. The Company recorded this investment as a loss from the joint venture of $859,522 for the year ended January 31, 2006.

The properties are subject to two leases which include approximately 135 unpatented mining claims and cover approximately 2700 acres. All gold, silver and other mineral production by Crescent Red Caps is subject to a 3% net smelter return (“NSR”) royalty payable to the lessors except for barite which is subject to a 10% royalty on ore produced from claims covered by the leases.

Litigation
On February 4, 2000, a complaint was filed against Newgold by Sun G. Wong in the Superior Court of Sacramento County, California (Case No. 00AS00690). In the complaint, Mr. Wong claims that he was held liable as a guarantor of Newgold in a claim brought by Don Christianson in a breach of contract action against Newgold. Despite the fact that Newgold settled the action with Mr. Christianson through the issuance of 350,000 shares of Newgold common stock, Mr. Wong, nevertheless, paid $60,000 to a third party claiming to hold Mr. Christianson’s judgment pursuant to Mr. Wong’s guaranty agreement. Similarly, Mr. Wong alleges that he was held liable as a guarantor for a debt of $200,000 owed by Newgold to Roger Primm with regard to money borrowed by Newgold. Mr. Primm filed suit against Newgold which was settled through the issuance of 300,000 shares of Newgold common stock. Nevertheless, Mr. Wong alleges that he remains liable to a third party claiming to hold Mr. Primm’s judgment for up to $200,000 pursuant to his guaranty of such debt of Mr. Primm.

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

Newgold is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate dispositions of these matters will not have a material adverse effect on Newgold’s financial position, results of operations or liquidity.

NOTE 8 - SHAREHOLDERS' DEFICIT

Common Stock
In March 2006, Newgold issued 500,000 shares of common stock at a price of $0.20 per share to an investor for total proceeds of $100,000. Additionally, 500,000 warrants to purchase common stock at a price of $0.40 per share were issued to the investor. The warrants expire three years from the date of issuance.

Warrants
Newgold has issued common stock warrants to officers of Newgold as part of certain financing transactions (see Note 5). Newgold has also issued warrants as part of the issuance of a convertible debt transaction (see Note 6). Newgold has also issued warrants as part of the issuance of common stock (see this Note 8).

The fair market value of warrants issued during the six months ended July 31, 2006 in conjunction with the issuance of common stock was determined to be $56,724 and was calculated under the Black-Scholes option pricing model with the following assumptions used:

Expected life               3 years
Risk free interest rate               4.78%
Volatility                 160.4%
Expected dividend yield           None

The fair value of these warrants has been recorded as both a debit and credit to additional paid in capital.

The following table presents warrant activity from January 31, 2006 through July 31, 2006:

	Number of Share	Weighted- Average Exercise Price
Outstanding, January 31, 2006	20,774,583	$ 0.25
Granted	500,000	$ 0.40
Outstanding, July 31, 2006	21,274,583	$ 0.25
Exercisable, July 31, 2006	21,274,583	$ 0.25

Stock options
The 2006 Plan provides for the issuance of non-qualified or incentive stock options to employees, non-employee members of the board and consultants. The exercise price per share is not to be less than the fair market value per share of the Company’s common stock on the date of grant. The Board of Directors has the discretion to determine the vesting schedule. Options may be either immediately exercisable or in installments, but generally vest over a three-year period from the date of grant. In the event the holder ceases to be employed by the Company, all unvested options terminate and all vested installment options may be exercised within an installment period following termination. In general, options expire ten years from the date of grant.

Effective February 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment (SFAS 123(R)), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options based on their fair values. Newgold had not previously issued any stock options prior to adoption of the 2006 Plan. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) to provide guidance on SFAS 123(R). The Company has applied SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method as of and for the three and six months ended July 31, 2006. In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company’s Statement of Operations during the three and six months ended July 31, 2006 includes compensation expense for share-based payment awards granted during the current fiscal year.

In conjunction with the adoption of SFAS 123(R), the Company elected to attribute the value of share-based compensation to expense using the straight-line method. Share-based compensation expense related to stock options and restricted stock grants was $70,007 for both the three and six months ended July 31, 2006, and was recorded in the financial statements as operating expense.

For the three months ended July 31, 2006 the Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 36 months following the grant date; stock volatility, 155.6%; risk-free interest rates of 4.97% to 5.00%; and no dividends during the expected term. As stock-based compensation expense recognized in the consolidated statement of operations pursuant to SFAS No. 123(R) is based on awards ultimately expected to vest, expense for grants beginning upon adoption of SFAS No. 123(R) on February 1, 2006 will be reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience.

A summary of the Company’s stock option activity is as follows:

		Weighted Ave.	Aggregate
	# of Shares	Exercise Price	Intrinsic Value

Outstanding as of January 31, 2006	0	$ -
Granted	1,350,000	$ 0.35	16,000
Exercised	0	$ 0
Cancelled	0	$ 0

Outstanding as of July 31, 2006	1,350,000	$ 0.35	$ 16,000

Exercisable as of July 31, 2006	337,500	$ 0.35	$ -0-

Additional information regarding options outstanding as of July 31, 2006 is as follows :

		Options outstanding		Options exercisable
		Weighted average	Weighted		Weighted
Range of		remaining	average		average
exercise	Number	contractual	exercise	Number	exercise
prices	outstanding	life (years)	price	exercisable	price

$0.15 — $0.30	100,000	3.0	$0.16	25,000	$0.16
$0.31 — $0.45	1,000,000	3.0	$0.34	250,000	$0.34
$0.46 — $0.60	250,000	3.0	$0.50	62,500	$0.50
	1,350,000	3.0	$0.35	337,500	$0.35

The weighted-average grant-date fair value of options granted during the six months ended July 31, 2006 was $0.35. At July 31, 2006 there was $276,839 of total unrecognized compensation costs related to non-vested stock options granted under the Plan, which will be recognized over a period not to exceed three years. At July 31, 2006, 3,650,000 shares were available for future grants under the Stock Option Plan.

NOTE 9 - RELATED PARTY TRANSACTIONS

Loans from officers
During the quarter ended July 31, 2006 the Company repaid $19,845 previously borrowed from the Chief Executive Officer.

During prior periods, the Chief Financial Officer and Secretary of Newgold loaned Newgold an aggregate of $209,251. As of July 31, 2006 the net principal balance owing to him was $209,251 and accrued interest payable was $31,108. See Note 5.

Joint venture with officer
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

NOTE 10 - SUBSEQUENT EVENTS

On September 15, 2006 the $400,000 outstanding balance of the Convertible Debenture referred to in Note 6 was converted into 1,523,229 shares of common stock. Additionally, the outstanding interest payable under the debenture of $30,948 was converted into 117,852 shares of common stock.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Caution About Forward-Looking Statements

This Form 10-QSB includes “forward-looking” statements about future financial results, future business changes and other events that haven’t yet occurred. For example, statements like Newgold “expects,” “anticipates” or “believes” are forward-looking statements. Investors should be aware that actual results may differ materially from Newgold's expressed expectations because of risks and uncertainties about the future. Newgold does not undertake to update the information in this Form 10-QSB if any forward-looking statement later turns out to be inaccurate. Details about risks affecting various aspects of Newgold’s business are discussed throughout this Form 10-QSB and should be considered carefully.

Plan of Operation for the Next Twelve Months

Certain key factors that have affected our financial and operating results in the past will affect our future financial and operating results. These include, but are not limited to the following:

•	Gold prices, and to a lesser extent, silver prices;

•	Current gold deposits under our control at the Relief Canyon Mine are estimated by us (based on past exploration by Newgold and work done by others).

•
Our proposed exploration of properties now include 146 unpatented mining claims contained in about 1000 acres of the Relief Canyon Property; 96 unpatented mining claims contained in about 1900 acres of the Red Caps Property; and 39 unpatented mining claims contained in about 750 acres of the Crescent Valley Property.

•
Our operating plan is to commence exploration work on all three mining properties beginning with the Relief Canyon mining property in the fall of 2006. We expect this exploration program to continue through the end of 2006. We also expect to begin exploration work at the Red Caps and Crescent Valley properties in the fall of 2006. By the end of the fourth quarter of fiscal 2007, we plan to resume mining operation at the Relief Canyon mine and we anticipate realizing production revenue from the Relief Canyon mine shortly thereafter. Through the sale of additional securities and / or the use of joint ventures, royalties, arrangements and partnerships, we intend to progressively enlarge the scope and scale of our exploration, mining and processing operations, thereby potentially increasing our chances of locating commercially viable ore deposits which could increase both our annual revenues and ultimately our net profits. Our objective is to achieve annual growth rates in revenue and net profits for the foreseeable future.

•
We expect to make capital expenditures in calendar years 2006 and 2007 of between $2.5 million and $4 million, including costs related to the exploration of the Relief Canyon mining property. We will have to raise additional outside capital to pay for these activities and the resumption of mine operations and production at the Relief Canyon mine.

•
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

Results of Operation

Newgold, Inc., a Delaware corporation (“we,” “us,” “our” or “Newgold”) has a business strategy to invest in, explore and if warranted, conduct mining operations of its current mining properties and other mineral producing properties. Newgold is a public company that in the past has been engaged in the exploration, acquisition and development of gold-bearing properties in the continental United States. Currently, our principal assets include various mineral leases associated with the Relief Canyon Mine located near Lovelock, Nevada along with various items of mining equipment and improvements located at that site. We have also entered into a joint venture to explore additional mining properties known as the Red Caps Project and Crescent Valley Project, both of which are located in Lander County, Nevada.

Operating Results for the Fiscal Quarters Ended July 31, 2006 and 2005

Although we commenced efforts to re-establish its mining business early in fiscal year 2004, no mining operations have commenced and no revenues have been recognized during the quarters ended July 31, 2006 and 2005, respectively. Newgold hopes to be able to commence generating revenues from mining operations during the 2007 fiscal year. We have granted a 4% net smelting return royalty to a third party related to the Relief Canyon mining property which has been recorded as an $800,000 deferred option income.

During the quarter ended July 31, 2006 we spent $102,620 on reclamation and maintenance expenses related to the Relief Canyon mining property. Reclamation and maintenance expenses expended during the same quarter ended July 31, 2005 were $110,700. These expenses relate primarily to maintenance and retention costs required to maintain our mining claims. We incurred operating expenses of $295,365 during the quarter ended July 31, 2006. Of this amount, $93,500 reflects officer compensation and related payroll taxes during the quarter, $68,020 reflects director compensation expense related to stock options issued, and $63,997 reflect fees for outside professional services. A large portion of the outside professional services reflects legal and accounting work pertaining to our annual and quarterly reporting on Form 10-KSB and Form 10-QSB as well as our currently effective Form SB-2. During the quarter ended July 31, 2005 we incurred operating expenses of $181,692 of which $93,501 represented officer compensation and related payroll taxes, $19,440 reflected web site development expenses and $46,090 reflected fees for outside professional services. It is anticipated that both mining costs and operating expenses will increase significantly as we resume our exploration program and mining operations.

We incurred interest expense of $145,502 during the quarter ended July 31, 2006 which compares to interest expenses of $370,237 incurred during the same quarter of 2005. The principal balance of loans outstanding during the second quarter of fiscal year 2007 increased by $380,154 compared to second quarter of fiscal year 2006, which was primarily the result of the Convertible Debentures with a total balance of $400,000 issued in January 2006, March 2006 and July 2006, net of conversion of $600,000. The decrease in interest expense during the quarter ended July 31, 2006 was primarily due to the decrease in accretion of warrants issued in October 2004 as a debt discount.

In conjunction with the Convertible Debenture issued in January 2006, March 2006 and July 2006, we allocated the proceeds received between convertible debt and the detachable warrants based upon the relative fair market values on the date the proceeds were received. Subsequent to the initial recordings, the change in the fair value of the detachable warrants, determined under the Black-Scholes option pricing formula, and the change in the fair value of the embedded derivative in the conversion feature of the convertible debentures are recorded as adjustments to the liabilities as initially recorded. This resulted in $370,977 of expense relating to the change in the fair value of the Company's stock reflected in the change in the fair value of the warrants and derivatives (noted above) and is included as other income (expense).

Our total net loss for the quarter ended July 31, 2006 increased to $914,464 compared to a net loss of $662,629 incurred for the same quarter ended July 31, 2005. The higher net loss in the second quarter of fiscal 2007 reflects the income effect of the adjustment to fair value of derivatives and lower interest expense that are partially offset by the increase in operating expenses as we reactivate our mining activities and a continued lack of revenues recognized during the quarter.

Operating Results for the Six Months Ended July 31, 2006 and 2005

During the six months ended July 31, 2006 we spent $172,130 on reclamation and maintenance expenses related to the Relief Canyon mining property. Reclamation and maintenance expenses expended during the six months ended July 31, 2005 were $139,700. These expenses relate primarily to maintenance and retention costs required to maintain our mining claims. We incurred operating expenses of $543,093 during the six months ended July 31, 2006. Of this amount, $187,000 reflects officer compensation and related payroll taxes during the six months and $187,861 reflect fees for outside professional services. A large portion of the outside professional services reflects legal and accounting work pertaining to our annual and quarterly reporting on Form 10-KSB and Form 10-QSB as well as our recently effective Form SB-2. During the six months ended July 31, 2005 we incurred operating expenses of $384,571 of which $187,001 represented officer compensation and related payroll taxes, and $105,938 reflected fees for outside professional services. It is anticipated that both mining costs and operating expenses will increase significantly as we resume our exploration program and mining operations.

We incurred interest expense of $231,492 during the six months ended July 31, 2006 which compares to interest expenses of $727,061 incurred during the same six months of 2005. The principal balance of loans outstanding during the first six months of fiscal year 2007 increased by $380,154 compared to the same six months of fiscal year 2006, which was primarily the result of the Convertible Debentures with a total balance of $400,000 issued in January 2006, March 2006 and July 2006, net of conversion of $600,000. The decrease in additional interest expense during the six months ended July 31, 2006 was primarily due to the decrease in accretion of warrants issued in October 2004 as a debt discount.

In conjunction with the Convertible Debenture issued in January 2006, March 2006 and July 2006, we allocated the proceeds received between convertible debt and the detachable warrants based upon the relative fair market values on the date the proceeds were received. Subsequent to the initial recordings, the change in the fair value of the detachable warrants, determined under the Black-Scholes option pricing formula, and the change in the fair value of the embedded derivative in the conversion feature of the convertible debentures are recorded as adjustments to the liabilities as initially recorded. This resulted in $661,824 of expense relating to the change in the fair value of the Company's stock reflected in the change in the fair value of the warrants and derivatives (noted above) and is included as other income (expense).

Our total net loss for the six months ended July 31, 2006 increased to $1,608,539 compared to a net loss of $1,251,332 incurred for the same six months ended July 31, 2005. The higher net loss in the first six months of fiscal 2007 reflects the income effect of the adjustment to fair value of derivatives and lower interest expense that are partially offset by the increase in operating expenses as we reactivate our mining activities and a continued lack of revenues recognized during the frst six months of fiscal 2007.

Liquidity and Capital Resources

We have incurred significant operating losses since inception and during the six months ended July 31, 2006 resulted in an accumulated deficit of $20,639,072 as of July 31, 2006. At July 31, 2006, we had cash and other current assets of $187,450 compared to $701,546 at January 31, 2006 and a net working capital deficit of $2,385,885. Since the resumption of our business in February 2003, we have been dependent on borrowed or invested funds in order to finance our ongoing operations. As of July 31, 2006, we had outstanding debentures and notes payable in the gross principal amount of $832,788 (net balance of $1,605,647 after $(422,697) of note payable discount and deferred financing costs and $1,195,556 of derivative liabilities) which reflects an increase of $436,088 compared to notes payable in the gross principal amount of $452,634, (net balance of $257,672 after $194,962 of note payable discount) as of July 31, 2005.

In January 2006 we made a cash deposit of $243,204 in a blocked account to cover future reclamation costs as required by the Nevada Department of Environmental Protection for the Relief Canyon Mine.

As of July 31, 2006, we were in default on a promissory note due to an unrelated party in the principal amount $176,500.

On January 25, 2006, Newgold entered into a joint venture with ASDi, LLC to develop two Nevada mining properties known as the Red Caps Project (“Red Caps”) and Crescent Valley Project (“Crescent Valley”). Pursuant to the joint venture, Newgold will initially own a 22.22% interest in the LLC and ASDi will hold a 77.78% interest. By expending up to $1,350,000 on each project over the next three years, Newgold can increase its interest in the LLC to 66.66%. Thereafter, Newgold has the right to purchase the remaining interest in the LLC held by ASDi at a price to be determined by the results of the exploration work conducted.

On January 27, 2006, we entered into a Securities Purchase Agreement and a Convertible Debenture in the principal amount of $1,000,000 and bearing interest at 8% per annum. The Debenture was funded $600,000 on January 27, 2006 and we received an additional $200,000 on March 2, 2006 upon the filing of a resale registration statement with the SEC and a final $200,000 on July 18, 2006.

On June 29, 2006 $500,000 of the Debenture dated January 27, 2006 was converted into 1,904,037 shares of Newgold common stock and $100,000 of the Debenture dated March 9, 2006 was converted into 495,050 shares of Newgold common stock.

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

Due to our continuing losses from business operations, the independent auditor’s report dated April 26, 2006, includes a “going concern” explanation relating to the fact that Newgold’s continuation is dependent upon obtaining additional working capital either through significantly increasing revenues or through outside financing. As of July 31, 2006, Newgold’s principal commitments included its obligation to pay ongoing maintenance fees on its 146 unpatented mining claims and the funding arrangement pursuant to the joint venture with ASDi, LLC.

Our management believes that it will need to raise additional capital to continue to develop, promote and conduct our mining operations. Due to our limited cash flow, operating losses and limited assets, it is unlikely that we could obtain financing through commercial or banking sources. Consequently, we are dependent on continuous cash infusions from our major stockholders or other outside sources in order to fund our current operations. Prior to the transaction with Cornell Capital Partners, Newgold’s president had paid a substantial portion of Newgold’s expenses since restarting its business in February 2003. Although we believe that our creditors and investors will continue to fund Newgold’s expenses based upon their significant debt or equity interest in Newgold, there is no assurance that such investors will continue to pay our expenses. If adequate funds are not otherwise available, through public or private financing as well as borrowing from other sources, Newgold would not be able to establish or sustain its mining operations.

Off-Balance Sheet Arrangements

During the fiscal quarter ended July 31, 2006, Newgold did not engage in any off-balance sheet arrangements as defined in Item 303(c) of the SEC’s Regulation S-B.

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

We will need additional funds to finance our mining and exploration activities as well as fund our current operations. We currently have limited cash reserves and a working capital deficit of $2, 385,891 as of July 31, 2006. Consequently, our ability to meet our long-term obligations in the ordinary course of business is dependent upon our ability to raise additional financing through public or private equity financings, establish cash flow from operations, enter into joint ventures or other arrangements with corporate sources, or secure other sources of financing to fund operations.

Our independent certified public accountants qualified their opinion contained in our financial statements as of and for the years ended January 31, 1997, through January 31, 2006 to include an explanatory paragraph related to our ability to continue as a going concern, stating that " the Company has incurred a net loss of $2,645,231 and had negative cash flow from operations of $899,807. In addition, the Company had an accumulated deficit of $19,030,535 and a shareholders’ deficit of $2,960,365 at January 31, 2006.” These factors, among others, as discussed in “Note 2- Going Concern" to the financial statements for the quarter ended July 31, 2006, raise substantial doubt about our ability to continue as a going concern. The auditors recognize that the cash flow uncertainty makes their basic assumptions about value uncertain. When it seems uncertain whether an asset will be used in a "going concern" or sold at auction, the auditors assume that the business is a "going concern” for purposes of all their work, and then they disclose that there is material uncertainty about that assumption. It is definitely a consequence of our negative cash flows from operations that we continually need additional cash. At any time, a serious deficiency in cash flows could occur and it is not always possible or convenient to raise additional capital. A problem in raising capital could result in temporary or permanent insolvency and consequently potential lawsuits by unpaid creditors and perhaps closure of the business. All of these things are possibilities. It is certain, in any case, that analysts and investors view unfavorably any report of independent auditors expressing substantial doubt about a company's ability to continue as a going concern.

The price of gold has experienced an increase in value over the past four years, generally reflecting among other things lower interest rates in the United States; worldwide instability due to terrorism; and a slow recovery from prior global economic slumps. Any significant drop in the price of gold may have a materially adverse affect on the results of our operations unless we are able to offset such a price drop by substantially increased production.

Our disclosures of mineral resources are only estimates. We have no proven or probable reserves and have no ability to currently measure or prove our reserves other then estimating such reserves relying on information produced in the 1990’s and thus may be unable to actually recover the quantity of gold anticipated. We can only estimate a potential mineral resource which is a subjective process which depends in part on the quality of available data and the assumptions used and judgments made in interpreting such data. There is significant uncertainty in any resource estimate such that the actual deposits encountered or reserves validated and the economic viability of mining the deposits may differ materially from our estimates.

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

Our mining property rights consist of 146 mill site and unpatented mining claims at the Relief Canyon Mine and approximately 135 unpatented mining claims covering approximately 2700 acres located along the Cortez/Battle Mountain trend that are part of the Crescent Red Caps Joint Venture. The validity of unpatented mining claims is often uncertain and is always subject to contest. Unpatented mining claims are generally considered subject to greater title risk than patented mining claims, or real property interests that are owned in fee simple. If title to a particular property is successfully challenged, we may not be able to retain our royalty interests on that property, which could reduce our future revenues.

Mining is subject to extensive regulation by state and federal regulatory authorities. State and federal statutes regulate environmental quality, safety, exploration procedures, reclamation, employees’ health and safety, use of explosives, air quality standards, pollution of stream and fresh water sources, noxious odors, noise, dust, and other environmental protection controls as well as the rights of adjoining property owners. We believe that, we are currently operating in substantial compliance with all known safety and environmental standards and regulations applicable to its Nevada property. Currently, we are only permitted to carry on designated mining activities until the mining property is brought into full compliance with the requirements of the Nevada Department of Environmental Protection (“NDEP”). While current environmental work is ongoing, permitting our mining property for full exploration and mining activities is expected to take 4 to 12 months. However, there can be no assurance that permits will be granted or that future changes in federal or Nevada laws, regulations or interpretations thereof will not have a material adverse affect on our ability to resume and sustain mining operations.

The business of gold mining is subject to certain types of risks, including environmental hazards, industrial accidents, and theft. Prior to suspending operations, we carried insurance against certain property damage loss (including business interruption) and comprehensive general liability insurance. Since resuming operations in February 2003, Newgold has not carried insurance on any of its properties due to the current status of the mine and Newgold’s current financial condition. While we maintained insurance consistent with industry practice, it is not possible to insure against all risks associated with the mining business, or prudent to assume that insurance will continue to be available at a reasonable cost. We have not obtained environmental liability insurance because such coverage is not considered by management to be cost effective. We currently carry no insurance on any of our properties due to the current status of our mining properties and our current financial condition.

We are substantially dependent upon the continued services of A. Scott Dockter, our president. We have an employment agreement with Mr. Dockter, but we do not have either key person life insurance or disability insurance on Mr. Dockter. While Mr. Dockter expects to spend the majority of his time assisting Newgold, there can be no assurance that Mr. Dockter’s services will remain available to Newgold. If Mr. Dockter’s services are not available to us, we will be materially and adversely affected. However, Mr. Dockter has been a significant shareholder of Newgold since its inception and considers his investment of time and money in Newgold of significant personal value.

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

As of July 31, 2006, Newgold had approximately 71,003,159 shares of Common Stock outstanding and a convertible debenture which is convertible into up to 24,050,025 shares of our Common Stock. Additionally, warrants to purchase a total of 21,274,583 shares of our Common Stock and stock options to purchase a total of 1,350,000 shares of our Common Stock were outstanding as of July 31, 2006. Furthermore, up to an additional 24,050,025 shares of Common Stock could become issuable to the convertible debenture holders if a default were to occur. The possibility that substantial amounts of our outstanding Common Stock may be sold by investors or the perception that such sales could occur, often called "equity overhang," could adversely affect the market price of our Common Stock and could impair our ability to raise additional capital through the sale of equity securities in the future

At the time of entering into the $1,000,000 Secured Convertible Debenture (“Convertible Debenture”) with Cornell Capital Partners, the Fixed Conversion Price was $0.26 per share which would equal approximately 3,808,073 if the entire principal were converted into Newgold Common Stock. This represents the minimum number of shares issuable upon the conversion of the Convertible Debenture. On June 29, 2006 $500,000 of the Debenture dated January 27, 2006 was converted into 1,904,037 shares of common stock and $100,000 of the Debenture dated March 9, 2006 was converted into 495,050 shares of common stock. Accordingly, the minimum number of shares now issuable upon conversion has been reduced to 1,523,229. However, if the market price for Newgold Common Stock should remain below $0.26 per share, we would be required to issue substantially more shares of Common Stock upon the conversion of the Convertible Debenture. The issuance of significantly more shares at a lower conversion price would have a dilutive effect to our current stockholders.

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

Exploration Stage Company

Effective January 1, 1995 (date of inception), Newgold is considered an exploration stage company as defined in SFAS No. 7. Newgold’s exploration stage activities consist of the development of several mining properties located in Nevada. Sources of financing for these exploration stage activities have been primarily debt and equity financing. Newgold has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of Newgold and other relevant factors.

Valuation of long-lived assets

Long-lived assets, consisting primarily of property and equipment, patents and trademarks, and goodwill, comprise a significant portion of our total assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable. Recoverability of assets is measured by a comparison of the carrying value of an asset to the future net cash flows expected to be generated by those assets. The cash flow projections are based on historical experience, management’s view of growth rates within the industry, and the anticipated future economic environment.

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

Deferred Reclamation Costs

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” which established a uniform methodology for accounting for estimated reclamation and abandonment costs. The statement was adopted February 1, 2003. The reclamation costs will be allocated to expense over the life of the related assets and will be adjusted for changes resulting from the passage of time and revisions to either the timing or amount of the original present value estimate.

Prior to adoption of SFAS No. 143, estimated future reclamation costs were based principally on legal and regulatory requirements. Such costs related to active mines were accrued and charged over the expected operating lives of the mines using the UOP method based on proven and probable reserves. Future remediation costs for inactive mines were accrued based on management’s best estimate at the end of each period of the undiscounted costs expected to be incurred at a site. Such cost estimates included, where applicable, ongoing care, maintenance and monitoring costs. Changes in estimates at inactive mines were reflected in earnings in the period an estimate was revised.

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

Valuation of Derivative Instruments

FAS No. 133 "Accounting for Derivative Instruments and Hedging Activities” requires bifurcation of embedded derivative instruments and measurement of their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black Scholes model as a valuation technique. Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as Adjustments to Fair Value of Derivatives. In addition, the fair values of freestanding derivative instruments such as warrants are valued using Black Scholes models.

Stock-Based Compensation

We currently account for the issuance of stock options to employees using the fair market value method according to SFAS No. 123R, Share-Based Payment.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. Newgold is currently evaluating the impact of this new Standard but believes that it will not have a material impact on Newgold’s financial position, results of operations, or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity’s exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity’s fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied. Newgold does not believe that SFAS No. 156 will have a material impact on its financial position, results of operations or cash flows.

In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This statement is effective for fiscal years beginning after December 15, 2006. The Company is currently in the process of evaluating the expected effect of FIN 48 on its results of operations and financial position.

ITEM 3.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

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

PART II - OTHER INFORMATION

ITEM 2. REGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Registered Securities During the Quarter

During the quarter ended July 31, 2006, Newgold issued the following securities subject to registration under the Securities Act of 1933 (“1933 Act”).

In June 2006 Newgold issued upon conversion 495,050 shares of common stock at a price of $0.202 per share and 1,904,037 shares of common stock at a price of $0.263 to a convertible debenture holder according to the terms of two existing convertible debentures. The issuance resulted in the repayment of principal totaling $600,000 owed by Newgold to the convertible debenture holder. The issued shares of common stock are deemed to be “restricted securities” as defined in Rule 144 under the 1933 Act and bear a legend stating the restrictions on resale. These shares are part of the Form SB-2 which became effective July 17, 2006.

Prior issuances of Newgold’s common stock during fiscal years 2007, 2006 and 2005 have been reported in Newgold’s prior filings with the Securities and Exchange Commission.

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

Dated: September 19, 2006                     NEWGOLD, INC.

                                           /s/ Scott Dockter
                           Scott Dockter, President and Chief Executive Officer

                                            /s/ James Kluber
                                            James Kluber, Principal Accounting Officer
                                            and Chief Financial Officer