Form 10QSB
period 2006-10-31
FIRSTGOLD CORP.
filed 2006-12-20
CIK 878808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2006

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT FOR THE TRANSITION PERIOD FROM
_______________ to _______________

Commission File Number 0-20722

FIRSTGOLD CORP.
(formerly Newgold, Inc.)
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

YES     X       NO ___

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)

                         YES ___      NO    X

Common stock, $0.001 par value, 74,744,240 issued and outstanding as of October 31, 2006.

Transitional Small Business Disclosure Format: Yes ____  No    X

Note: This filing is subject to completion of a SAS No. 100 review by Firstgold Corp.'s independent accountants.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FIRSTGOLD CORP.
INDEX TO UNAUDITED FINANCIAL STATEMENTS

Page

Condensed Balance Sheet as of October 31, 2006 (Unaudited)	4

Condensed Statements of Operations for the three months and nine months
ended October 31, 2006 and 2005 (Unaudited)	6

Condensed Statements of Cash Flows for the nine months
ended October 31, 2006 and 2005 (Unaudited)	7

Notes to Unaudited Financial Statements	11

FIRSTGOLD CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET
October 31, 2006
ASSETS

Current assets
Cash	$918,138
Deposit	5,000
Prepaid expense	24,000
Travel advance	5,714

Total current assets	952,852

Property, plant and equipment, net of accumulated depreciation
of $10,054	260,162

Other Assets
Restricted cash	243,204
Deferred reclamation costs	641,026

Total other assets	884,230

Total assets	$2,097,244

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
Accounts payable	$706,594
Accrued expenses	1,325,701
Accrued reclamation costs	641,026
Notes payable due to individuals and officers	262,283

Total current liabilities	2,935,604

Long-term liabilities
Convertible debentures and related derivative liabilities,
net of unamortized discount of $967,123 and deferred
financing costs of $105,452	2,422,780
Deferred revenue	800,000

Total long-term liabilities	3,222,780

Total liabilities	6,158,384

The accompanying notes are an integral part of these financial statements

FIRSTGOLD CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET
October 31, 2006

Commitments and contingencies

Shareholders' deficit
Common stock, $0.001 par value
250,000,000 shares authorized
74,744,240 shares issued and outstanding	74,744
Additional paid in capital	18,810,868
Deficit accumulated during the exploration stage	(22,946,752)

Total shareholders' deficit	(4,061,140)

Total liabilities and shareholders' deficit	$2,097,244

The accompanying notes are an integral part of these financial statements

FIRSTGOLD CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
For the Nine and Three Months Ended October 31, 2006 and 2005
and for the Period from January 1, 1995 to October 31, 2006

					For the Period
	For the Nine Months Ended		For the Three Months Ended		From January 1,
	October 31,		October 31,		1995 to October
	2006	2005	2006	2005	31, 2006
Net Sales	$-	$-	$-	$-	$-

Exploration and maintenance costs	1,480,449	159,521	1,308,319	19,821	1,955,410

Gross loss	(1,480,449)	(159,521)	(1,308,319)	(19,821)	(1,955,410)
Operating expenses	(1,233,990)	(504,798)	(690,897)	(120,227)	(15,145,998)

Loss from operations	(2,714,439)	(664,319)	(1,999,216)	(140,048)	(16,929,278)

Other (expense)
Interest income					72,687
Dividend income					30,188
Other income					6,565
Adjustments to fair value of derivatives	(813,427)		(151,603)		(850,845)
Interest expense	(388,353)	(930,315)	(156,861)	(203,254)	(2,797,390)
Loss from joint venture					(859,522)
Loss on sale of marketable securities					(281,063)
Bad debt expense					(40,374)
Loss on disposal of plant, property
and equipment					(334,927)
Loss on disposal of bond					(21,000)

Total other income (expense)	(1,201,780)	(930,315)	(308,464)	(203,254)	(5,075,681)

Net loss	($3,916,219)	($1,594,634)	($2,307,680)	($343,202)	($22,699,035)

Basic and diluted loss per share	($0.06)	($0.03)	($0.03)	($0.01)

Basic and diluted weighted-
average shares
outstanding	69,057,960	54,542,821	72,223,177	63,104,072

The accompanying notes are an integral part of these financial statements

FIRSTGOLD CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
For the Nine Months Ended October 31, 2006 and 2005
and for the Period from January 1, 1995 to October 31, 2006

			For the Period From January 1, 1995 to October 31, 2006

	For the Nine Months Ended October 31,
	2006	2005

Cash flows from operating activities
Net loss	$(3,916,219)	$(1,594,634)	($22,004,959)
Adjustments to reconcile net loss to net cash
used in operating activities
Accretion of warrants issued as a debt discount	2,609	777,643	1,276,872
Accretion of beneficial conversion	-	71,645	107,468
Accretion of debt discount	104,707	-	107,447
Adjustments to fair value of derivatives	813,427	-	850,844
Loss from joint venture	-	-	859,522
Loss on sale of marketable securities	-	-	281,063
Depreciation and amortization	33,839	-	157,996
Loss on disposal of property, plant and equipment	-	-	334,927
Impairment in value of property, plant and equipment	-	-	807,266
Loss on disposal of bond	-	-	21,000
Impairment in value of Relief Canyon Mine	-	-	3,311,672
Impairment in value of joint investments	-	-	490,000
Bad debt	-	-	40,374
Assigned value of stock and warrants exchanged for services	1,335,383	15,690	1,888,331

The accompanying notes are an integral part of these financial statements

FIRSTGOLD CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
For the Nine Months Ended October 31, 2006 and 2005
and for the Period from January 1, 1995 to October 31, 2006

Assigned value of stock options issued for compensation	25,489	-	25,489
Gain on write off of note payable	-	-	(7,000)
Judgment loss accrued	-	-	250,000
(Increase) decrease in
Restricted cash	-	-	(243,204)
Travel advance	(4,392)	(657)	(1,714)
Deposits	(5,000)	-	(500)
Deferred reclamation costs	370,290	-	175,548
Prepaid expenses	(24,000)	-	(26,900)
Reclamation bonds	-	-	185,000
Other assets	-	-	(1,600)
Increase (decrease) in
Accounts payable	(91,639)	34,160	425,634
Accrued expenses	(82,271)	(455,142)	1,881,357

Net cash used by operating activities	(1,437,723)	(1,042,159)	(8,808,073)

Cash flows from investing activities
Proceeds from sale of marketable securities	-	-	34,124
Investment in marketable securities	-	-	(315,188)
Advances from shareholder	-	-	7,436
Contribution from joint venture partner	-	-	775,000
Purchase of joint venture partner interest	-	-	(900,000)

The accompanying notes are an integral part of these financial statements

FIRSTGOLD CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
For the Nine Months Ended October 31, 2006 and 2005
and for the Period from January 1, 1995 to October 31, 2006

Capital expenditures	(251,018)	-	(3,221,724)
Proceeds from disposal of property, plant and equipment		-	278,783
Investments in joint ventures	-	-	(490,000)
Note receivable	-	-	(268,333)
Repayment of note receivable	-	-	268,333

Net cash used by investing activities	(251,018)	-	(3,831,569)

Cash flows from financing activities
Proceeds from the issuance of common stock	100,000	2,423,935	7,659,253
Proceeds from notes payable	1,831,500	5,000	7,386,048
Principal repayments of notes payable	(24,845)	(1,402,742)	(2,062,551)
Repayment of advances to affiliate	-	-	(231,663)
Deferred revenue	-	-	800,000

Net cash provided by financing activities	1,906,655	1,026,193	13,551,087

Net increase (decrease) in cash	217,914	(15,966)	911,451

Cash, beginning of year	700,224	16,730	6,687

Cash, end of year	$918,138	$764	$918,138

The accompanying notes are an integral part of these financial statements

FIRSTGOLD CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
For the Nine Months Ended October 31, 2006 and 2005
and for the Period from January 1, 1995 to October 31, 2006

Supplemental cash flow information for the nine months ended October 31, 2006 and 2005 and January 1, 1995 through October 31, 2006 as follows:
			For the Period
			From January 1,
	For the Nine Months Ended October 31,		1995 to October 31,
	2006	2005	2006

Cash paid for interest	$-	$-	$161,107
Cash paid for income taxes	$-	$-	$-

Non Cash Investing and Financing Activities:
Conversion of related party note payable to common stock,including interest payable of $446,193	$-	$-	$1,848,935
Conversion of convertible debenture to common stock, including interest payable of $30,948	$1,142,458	$-	$1,142,458

The accompanying notes are an integral part of these financial statements

FIRSTGOLD CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
For the three Months Ended October 31, 2006
(Unaudited)

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

Firstgold Corp. has been in the business of acquiring, exploring, developing, and producing gold properties. Firstgold had rights to mine properties in Nevada and Montana. Its primary focus was on the Relief Canyon mine located near Lovelock, Nevada, where it has performed development and exploratory drilling and was in the process of obtaining permits to allow operation of the Relief Canyon Mine. In December 1997, Firstgold placed the Relief Canyon Mine on care and maintenance status. From mid-2001 until the beginning of 2003 Firstgold was essentially inactive, only continuing with some of the care and maintenance at Relief Canyon, as provided for by a non-affiliate company owned by the Chairman and CEO of Firstgold.

The Company has embarked on a business strategy whereby it will invest in and/or manage gold mining and other mineral producing properties. Currently, the Company’s principal assets include various mineral leases associated with the Relief Canyon mine located near Lovelock, Nevada along with various items of mining equipment located at that site; a 22% interest in a joint venture covering two separate leasehold interests covering over 2700 acres in Lander County, Nevada; and a leasehold interest covering over 35,000 acres in Elko, County, Nevada. The Company’s business will be to acquire, explore and, if warranted, develop various mining properties located in the state of Nevada. The Company plans to carryout comprehensive exploration and development programs and when appropriate, begin mining activities on its properties. The Company may fund and conduct these activities itself, or it may outsource some of these activities through the use of various joint venture, royalty or partnership arrangements pursuant to which other companies would agree to finance, carryout the exploration and development programs, or perform mining operations on Firstgold’s mining properties. The Company’s current plan may or may not require the hiring of significant amounts of mining employees depending upon the level, if any, of the mining and exploration activities outsourced to other entities.

NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis. During the years ended January 31, 2006 and 2005 and the period from January 1, 1995 to January 31, 2006, Firstgold incurred net losses of approximately $2,645,231, $1,278,140 and $18,088,740, respectively. In addition, Firstgold had a total shareholders’ deficit of $2,960,365 and was in the exploration stage since inception and through January 31, 2006. Information for the nine months ended October 31, 2006 includes a net loss of $3,916,219; negative cash flows from operations of $1,437,723; and accumulated shareholders’ deficit of $4,061,140. The Company's ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. Since inception, the Company has satisfied its capital needs by issuing equity securities, convertible debentures and issuing debt.

Management plans to continue to provide for its capital needs during the year ending January 31, 2007 by issuing equity securities or incurring additional debt financing, with the proceeds to be used to re-establish mining operations at Relief Canyon and commencing exploration activities at other mine sites as well as improve its working capital position. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should Firstgold be unable to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to these rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Firstgold’s Form 10-KSB, as filed with the SEC for the year ended January 31, 2006.

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

Cash and Cash Equivalents
For the purpose of the statements of cash flows, Firstgold considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

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

Risks Associated with Gold Mining
The business of gold mining is subject to certain types of risks, including environmental hazards, industrial accidents, and theft. Prior to suspending operations, Firstgold carried insurance against certain property damage loss (including business interruption) and comprehensive general liability insurance. While Firstgold maintained insurance consistent with industry practice, it is not possible to insure against all risks associated with the mining business, or prudent to assume that insurance will continue to be available at a reasonable cost. Firstgold has not obtained environmental liability insurance because such coverage is not considered by management to be cost effective. Firstgold currently carries no insurance on any of its properties due to the current status of the mine and Firstgold’s current financial condition.

Comprehensive Income
Firstgold utilizes SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on available-for-sale marketable securities. Comprehensive income is presented in Firstgold's financial statements since Firstgold did have unrealized gain (loss) from changes in equity from available-for-sale marketable securities.

Estimates
The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Loss Per Share
Firstgold utilizes SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive.

The following common stock equivalents were excluded from the calculation of diluted loss per share since their effect would have been anti-dilutive:

	2006	2005
Warrants	27,521,366	13,274,583
Options	1,850,000	-

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

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Issues No. 157, “Fair Value Measurements” (“SFAS 157”), which defines the fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is encouraged, provided that the Company has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The Company is currently evaluating the impact SFAS 157 may have on its financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employer’s accounting for Defined Benefit

Pension and Other Post Retirement Plans”.  SFAS No. 158 requires employers to recognize in its statement of financial position an asset or liability based on the retirement plan’s over or under funded status.  SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company is currently evaluating the effect that the application of SFAS No. 158 will have on its results of operations and financial condition.

In September 2006, the United States Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects on each of the company’s balance sheets, statements of operations and related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company is currently evaluating the impact SAB 108 may have on its results of operations and financial condition.

In October 2006, the Emerging Issues Task Force (“EITF”) issued EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)” to clarify diversity in practice on the presentation of different types of taxes in the financial statements. The Task Force concluded that, for taxes within the scope of the issue, a company may adopt a policy of presenting taxes either gross within revenue or net. That is, it may include charges to customers for taxes within revenues and the charge for the taxes from the taxing authority within cost of sales, or, alternatively, it may net the charge to the customer and the charge from the taxing authority. If taxes subject to EITF 06-3 are significant, a company is required to disclose its accounting policy for presenting taxes and the amounts of such taxes that are recognized on a gross basis. The guidance in this consensus is effective for the first interim reporting period beginning after December 15, 2006 (the first quarter of our fiscal year 2007). We do not expect the adoption of EITF 06-3 will have a material impact on our results of operations, financial position or cash flow.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment at October 31, 2006 was recorded at $270,216 and consisted of $218,731 of drilling equipment purchased during the quarter ended October 31, 2006, $32,286 of computer equipment and related software purchased during the quarter ended April 30, 2006 and $19,199 in additional monitoring wells that were installed at the Relief Canyon Mine during the year ended January 31, 2006.

Firstgold had previously determined that the value of its fixed assets at the Relief Canyon Mine were permanently impaired and wrote off assets with a basis of $800,000. If Firstgold can reestablish mining operations at Relief Canyon it is possible that some of these assets could be utilized in such operations.

A summary of property and equipment was as follows:

`
	Buildings	Machinery & Equipment	Development Costs	Capitalized Interest	Total

Relief Canyon Mine	$215,510	$277,307	$261,742	$45,441	$800,000

NOTE 5 - NOTES PAYABLE TO RELATED PARTIES AND INDIVIDUALS

Unsecured notes payable to individuals and related parties consist of the following at October 31, 2006:

Loans from officers:
Convertible note payable	$209,251
The note bears interest at 8% per year.
In October 2004, Firstgold consolidated the amounts owed to the Chief Executive Officer and the Chief Financial Officer referred to in Note 9 (excluding accrued interest payable) into new convertible notes payable due September 30, 2005. The notes and any interest accrued on the new notes are convertible into common shares of Firstgold at a conversion price of $0.15 per share. On October 31, 2005 the Chief Executive Officer converted his note payable and accrued interest payable on all of his notes payable into 12,326,231 common shares of Firstgold. In connection with the loans, warrants to purchase 5,798,140 and 1,395,007 shares of common stock have been issued to the Chief Executive Officer and the Chief Financial Officer, respectively.

Loan from individual	$176,500
The note bears interest at 8% per year.
The note is currently due. Firstgold is in default with respect to this loan.

Other non-interest bearing advances	47,038
Total notes payable to individuals and related parties	$432,789

Firstgold recorded interest expense of $156,861 and $388,353 for the three months and nine months ended October 31, 2006 compared to interest expense of $203,254 and $930,315 for the three months and nine months ended October 31, 2005.

NOTE 6 - CONVERTIBLE DEBENTURES

January 27, 2006 Convertible Debenture
On January 27, 2006, Firstgold entered into a Securities Purchase Agreement (the “Purchase Agreement”) and other agreements in connection with the private placement of a convertible debenture, in the principal amount of $1,000,000 and bearing interest at 8% per annum (the “Debenture”). The Debenture was funded $600,000 on January 27, 2006, $200,000 on March 2, 2006 and $200,000 on July 18, 2006. Of the $600,000 funded on January 27, 2006, $77,500 was paid for various loan fees and closing costs. Of the $200,000 funded on March 9, 2006, $20,000 was paid for loan fees. Of the $200,000 funded on July 18, 2006, $20,000 was paid for loan fees. On June 29, 2006 $500,000 of the Debenture dated January 27, 2006 was converted into 1,904,037 shares of common stock and $100,000 of the Debenture dated March 9, 2006 was converted into 450,050 shares of common stock. On September 15, 2006 1,523,229 shares of common stock were issued in conversion of the remaining $400,000 in principal of outstanding Secured Convertible Debentures. An additional 117,852 shares of common stock was issued in conversion of $30,948 of accrued interest on the Secured Convertible Debentures.

September 26, 2006 Convertible Debenture
On September 26, 2006, Firstgold entered into a Securities Purchase Agreement (the “Purchase Agreement”) and other agreements, as amended on November 1, 2006, in connection with the private placement of convertible debentures, in the aggregate principal amount of $3,000,000 and bearing interest at 8% per annum (the “Debenture”). The Debentures were funded $1,000,000 on September 26, 2006, with additional fundings due as follows: $1,000,000 upon the filing of a resale registration statement with the SEC and $1,000,000 upon the registration statement being declared effective by the SEC. Of the $1,000,000 funded on September 26, 2006, $120,000 was paid for various loan fees and closing costs. The Debentures are due and payable three years after the issue date unless it is converted into shares of common stock or is repaid prior to its expiration date. The conversion rate is adjustable and at any conversion date, will be the lower of $0.4375 per share or 95% of the Market Conversion Price.

In conjunction with the Purchase Agreement, Firstgold entered into an Investor Registration Rights Agreement (the “Registration Rights Agreement”). The Registration Rights Agreement requires Firstgold to register at least 15,000,000 shares of our Common Stock to cover the conversion of the Debenture (assuming conversion prices substantially below $0.4375) and 3,500,000 shares of our Common Stock issuable upon conversion of warrants (the “Warrants”) granted to the Debenture holder. Firstgold is required to keep this Registration Statement effective until the Debenture has been fully converted, repaid, or becomes due and the Warrants have been fully exercised or expire. Both the Debenture and the Warrants are currently convertible or exercisable, respectively.

In conjunction with the Purchase Agreement, Firstgold entered into a Security Agreement (the “Security Agreement”). The Security Agreement creates a secured interest in favor of the Debenture holder in our mining interest and assets in the Relief Canyon Mine property. This security interest was created by recordation of a Memorandum of Security Agreement filed in Pershing County, Nevada in November 2006. Consequently, if a default occurred under the Debenture, the Debenture holder could take over or sell all of our interests, business and assets associated with the Relief Canyon Mine.

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

October 10, 2006 Convertible Debenture
On October 10, 2006, Firstgold issued convertible debentures in the aggregate principal amount of $650,000 and bearing interest of 8% per annum. The Debentures and accrued interest are convertible into shares of Firstgold commons stock at a conversion rate of $0.4735 per share. The Debentures are due and payable three years from the date of issue unless they are converted into shares of the Company’s common stock or are repaid prior to their expiration date. Additionally, the investors were issued warrants to purchase an aggregate of 746,843 shares of Firstgold common stock with 426,767 warrants exercisable at $0.45 per share and 320,076 warrants exercisable at $0.60 per share. The warrants expire four years from the date of issuance.

The accompanying financial statements comply with current requirements relating to warrants and embedded conversion features as described in FAS 133, EITF 98-5, 00-19, and 00-27, and APB 14 as follows:

•	The Company allocated the proceeds received between convertible debt and the detachable warrants based upon the relative fair market values on the date the proceeds were received.
•
Subsequent to the initial recording, the change in the fair value of the detachable warrants, determined under the Black-Scholes option pricing formula, and the change in the fair value of the embedded derivative in the conversion feature of the convertible debentures are recorded as adjustments to the liabilities at October 31, 2006.

•
$(813,427) of expense relating to the change in the fair value of the Company's stock reflected in the change in the fair value of the warrants and derivatives (noted above) is included as other income (expense).

•	Accreted interest of $104,707 as of October 31, 2006.

The following table summarizes the various components of the convertible notes as of October 31, 2006:

Derivative liabilities	$1,912,535
Convertible debenture	1,650,000
Unamortized discount	(967,123)
Unamortized warrant expense	(170,505)
Deferred financing costs, net	(172,632)
Total convertible debt
and financing costs	$2,252,275

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Except for the advance royalty and rent payments noted below, Firstgold is not obligated under any capital leases or non-cancelable operating lease with initial or remaining lease terms in excess of one year as of October 31, 2006. However, minimum annual royalty payments are required to retain the lease rights to Firstgold’s properties.

Relief Canyon Mine
Firstgold purchased the Relief Canyon Mine from J.D. Welsh Associates (“Welsh”) in January 1995. The mine consisted of 39 claims and a lease for access to an additional 800 acres contiguous to the claims. During 1997, Firstgold staked an additional 402 claims. Subsequent to January 31, 1998, Firstgold reduced the total claims to 50 (approximately 1,000 acres). The annual payment to maintain these claims is $5,000. As part of the original purchase of Relief Canyon Mine, Welsh assigned the lease from Santa Fe Gold Corporation (Santa Fe) to Firstgold. The lease granted Santa Fe the sole right of approval of transfer to any subsequent owner of the Relief Canyon Mine. Santa Fe had accepted lease and minimum royalty payments from Firstgold, but has declined to approve the transfer. Due to Welsh’s inability to transfer the Santa Fe lease, the original purchase price of $500,000 for Relief Canyon Mine was reduced by $50,000 in 1996 to $450,000.

Subsequent to January 31, 1998, the lease was terminated by Santa Fe. Management believes loss of the Santa Fe lease will have no material adverse affect on the remaining operations of the mine operation or the financial position of Firstgold.

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

Crescent Red Caps Joint Venture
Firstgold is the owner of a 22.22% joint venture interest and is the operator of the Crescent Red Caps Joint Venture (“Crescent Red Caps”). The remaining 77.78% interest is held by ASDi LLC, a California limited liability company owned by A. Scott Dockter, Chairman and CEO of Firstgold. Additionally, Firstgold, by making expenditures over the next three years aggregating $2,700,000, will end up with a 66.66% overall interest in the joint venture. Firstgold will then have the opportunity to purchase the remaining joint venture interest held by Mr. Dockter based on the results of the exploration work contemplated by these additional expenditures.

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

The properties are subject to two leases which include approximately 135 unpatented mining claims and cover approximately 2700 acres. All gold, silver and other mineral production by Crescent Red Caps is subject to a 3% net smelter return (“NSR”) royalty payable to the lessors except for barite which is subject to a 10% royalty on ore produced from claims covered by the leases. ASDi LLC received notices on October 13, 2006 and November 3, 2006 that the leases pertaining to these properties were being terminated due to a breach of the lease caused by ASDi LLC’s contribution of the lease to the Crescent Red Caps joint venture of which we are a party. While ASDi LLC disputes the breach and the termination, the matter has not yet been resolved.

Litigation
On February 4, 2000, a complaint was filed against Firstgold by Sun G. Wong in the Superior Court of Sacramento County, California (Case No. 00AS00690). In the complaint, Mr. Wong claims that he was held liable as a guarantor of Firstgold in a claim brought by Don Christianson in a breach of contract action against Firstgold. On September 26, 2006, the parties signed a Settlement Agreement to resolve this lawsuit. Pursuant to the Settlement Agreement, Firstgold paid Mr. Wong $125,000 and issued him 100,000 shares of common stock on October 4, 2006. Firstgold must pay a final payment of $50,000 to Mr. Wong on or before January 3, 2007. An Acknowledgment of Satisfaction of Judgment will be filed by Mr. Wong immediately upon receipt of the final payment. Until the final payment is made, Mr. Wong has agreed to refrain from taking any action to enforce his judgment against Firstgold.

Firstgold is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate dispositions of these matters will not have a material adverse effect on Firstgold’s financial position, results of operations or liquidity.

NOTE 8 - SHAREHOLDERS' DEFICIT

Common Stock
In March 2006, Firstgold issued 500,000 shares of common stock at a price of $0.20 per share to an investor for total proceeds of $100,000. Additionally, 500,000 warrants to purchase common stock at a price of $0.40 per share were issued to the investor. The warrants expire three years from the date of issuance.

Warrants
Firstgold has issued common stock warrants to officers of Firstgold as part of certain financing transactions (see Note 5). Firstgold has also issued warrants as part of the issuance of a convertible debt transaction (see Note 6). Firstgold has also issued warrants as part of the issuance of common stock (see this Note 8).

The fair market value of warrants issued during the nine months ended October 31, 2006 in conjunction with the issuance of common stock was determined to be $56,724 and was calculated under the Black-Scholes option pricing model with the following assumptions used:

Expected life Risk free interest rate Volatility Expected dividend yield	3 - 4 years 4.59% - 4.84% 85.6% - 160.4% None

The fair value of these warrants has been recorded as both a debit and credit to additional paid in capital.

The following table presents warrant activity from January 31, 2006 through October 31, 2006:

	Number of Shares	Weighted- Average Exercise Price
Outstanding, January 31, 2006	20,774,583	$0.25
Granted	6,746,783	$0.50
Outstanding, October 31, 2006	27,521,366	$0.27
Exercisable, October 31, 2006	21,274,583	$0.27

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

Effective February 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment (SFAS 123(R)), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options based on their fair values. Firstgold had not previously issued any stock options prior to adoption of the 2006 Plan. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) to provide guidance on SFAS 123(R). The Company has applied SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method as of and for the three and nine months ended October 31, 2006. In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company’s Statement of Operations during the three and nine months ended October 31, 2006 includes compensation expense for share-based payment awards granted during the current fiscal year.

In conjunction with the adoption of SFAS 123(R), the Company elected to attribute the value of share-based compensation to expense using the straight-line method. Share-based compensation expense related to stock options and restricted stock grants was $176,890 and $246,967 for the three and nine months ended October 31, 2006, and was recorded in the financial statements as operating expense.

For the nine months ended October 31, 2006 the Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 36 months following the grant date; stock volatility, 86.3% to 155.6%; risk-free interest rates of 4.74% to 5.00%; and no dividends during the expected term. As stock-based compensation expense recognized in the consolidated statement of operations pursuant to SFAS No. 123(R) is based on awards ultimately expected to vest, expense for grants beginning upon adoption of SFAS No. 123(R) on February 1, 2006 will be reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience.

A summary of the Company’s stock option activity is as follows:

		Weighted Ave.	Aggregate
	# of Shares	Exercise Price	Intrinsic Value

Outstanding as of January 31, 2006	0	$-
Granted	1,850,000	$0.47	$275,500
Exercised	0	$0
Cancelled	0	$0

Outstanding as of October 31, 2006	1,850,000	$0.47	$275,500

Exercisable as of October 31, 2006	650,000	$0.48	$0

Additional information regarding options outstanding as of October 31, 2006 is as follows:

		Options outstanding		Options exercisable
		Weighted average	Weighted		Weighted
Range of		remaining	average		average
exercise	Number	contractual	exercise	Number	exercise
prices	outstanding	life (years)	price	exercisable	price

$ 0.15 — $ 0.32	200,000	2.75	$0.24	50,000	$0.24
$ 0.50	1,650,000	2.75	$0.50	600,000	$0.50

	1,850,000	2.75	$0.48	650,000	$0.48

The weighted-average grant-date fair value of options granted during the nine months ended October 31, 2006 was $0.48. At October 31, 2006 there was $253,406 of total unrecognized compensation costs related to non-vested stock options granted under the Plan, which will be recognized over a period not to exceed three years. At October 31, 2006, 3,150,000 shares were available for future grants under the Stock Option Plan.

NOTE 9 - RELATED PARTY TRANSACTIONS

Loans from officers
During prior periods, the Chief Financial Officer and Secretary of Firstgold loaned Firstgold an aggregate of $209,251. As of October 31, 2006 the net principal balance owing to him was $209,251 and accrued interest payable was $35,386. See Note 5.

Joint venture with officer
On January 25, 2006, Firstgold entered into a joint venture with ASDi, LLC to develop two Nevada mining properties known as the Red Caps Project and Crescent Valley Project. The Red Caps consists of approximately 96 unpatented mining claims covering 1900 acres and the Crescent Valley consists of approximately 39 unpatented mining claims covering 750 acres. The Red Caps and Crescent Valley mining claims are currently owned by ASDi, LLC, which is owned and managed by A. Scott Dockter, Chairman and CEO of Firstgold. The joint venture will be operated through a newly formed Nevada limited liability company called Crescent Red Caps, LLC. The terms of the joint venture provide for ASDi to contribute the Red Caps and Crescent Valley mining claims to the LLC in exchange for Firstgold issuing 2.5 million shares of its Common Stock to ASDi. Additionally, 2,500,000 warrants to purchase common stock at a price of $0.40 per share were issued to ASDi LLC. The warrants expire three years from the date of issuance. Firstgold will initially own a 22.22% interest in the LLC and ASDi will hold a 77.78% interest. By expending up to $1,350,000 on each project over the next three years, Firstgold can increase its interest in the LLC to 66.66%. Thereafter, Firstgold has the right to purchase the remaining interest in the LLC held by ASDi at a price to be determined by the results of the exploration work conducted. Firstgold will be the Manager of the LLC.

NOTE 10 - SUBSEQUENT EVENTS

In December 2006 $1,000,000 was funded per the terms of the September 26, 2006 Debenture referred to in Note 6. Of the $1,000,000 funded $91,000 was paid for various loan fees and closing costs. All of the original terms and conditions of the debenture and related documents remain unchanged.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Caution About Forward-Looking Statements

This Form 10-QSB includes “forward-looking” statements about future financial results, future business changes and other events that haven’t yet occurred. For example, statements like Firstgold “expects,” “anticipates” or “believes” are forward-looking statements. Investors should be aware that actual results may differ materially from Firstgold's expressed expectations because of risks and uncertainties about the future. Firstgold does not undertake to update the information in this Form 10-QSB if any forward-looking statement later turns out to be inaccurate. Details about risks affecting various aspects of Firstgold’s business are discussed throughout this Form 10-QSB and should be considered carefully.

Plan of Operation for the Next Twelve Months

Certain key factors that have affected our financial and operating results in the past will affect our future financial and operating results. These include, but are not limited to the following:

•	Gold prices, and to a lesser extent, silver prices;

•	Current gold deposits under our control at the Relief Canyon Mine are estimated by us (based on past exploration by Firstgold and work done by others).

•
Our proposed exploration of properties now include 146 unpatented mining claims contained in about 1000 acres of the Relief Canyon Property; 96 unpatented mining claims contained in about 1900 acres of the Red Caps Property; 39 unpatented mining claims contained in about 750 acres of the Crescent Valley Property; and 35,000 acres covered by the Antelope Peak leasehold interest.

•
Our operating plan is to commence exploration work on all three mining properties beginning with the Relief Canyon mining property in early 2007. We expect this exploration program to continue through the end of 2007. We also expect to begin exploration work at the Red Caps and Crescent Valley properties in 2007. During 2007 we plan to resume mining operation at the Relief Canyon mine and we anticipate realizing production revenue from the Relief Canyon mine shortly thereafter. Through the sale of additional securities and / or the use of joint ventures, royalties, arrangements and partnerships, we intend to progressively enlarge the scope and scale of our exploration, mining and processing operations, thereby potentially increasing our chances of locating commercially viable ore deposits which could increase both our annual revenues and ultimately our net profits. Our objective is to achieve annual growth rates in revenue and net profits for the foreseeable future.

•
We expect to make capital expenditures in calendar years 2007 and 2008 of between $2.5 million and $4 million, including costs related to the exploration of the Relief Canyon mining property. We will have to raise additional outside capital to pay for these activities and the resumption of mine operations and production at the Relief Canyon mine.

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

Results of Operation

Firstgold Corp., a Delaware corporation (“we,” “us,” “our” or “Firstgold”) has a business strategy to invest in, explore and if warranted, conduct mining operations of its current mining properties and other mineral producing properties. Firstgold is a public company that in the past has been engaged in the exploration, acquisition and development of gold-bearing properties in the continental United States. Currently, our principal assets include various mineral leases associated with the Relief Canyon Mine located near Lovelock, Nevada along with various items of mining equipment and improvements located at that site. We have also entered into (i) a joint venture to explore additional mining properties known as the Red Caps Project and Crescent Valley Project, both of which are located in Lander County, Nevada and (ii) a mineral lease to explore approximately 35,000 acres of property located in Elko County, Nevada.

Operating Results for the Fiscal Quarters Ended October 31, 2006 and 2005

Although we commenced efforts to re-establish our mining business early in fiscal year 2004, no mining operations have commenced and no revenues have been recognized during the quarters ended October 31, 2006 and 2005, respectively. Firstgold hopes to be able to commence generating revenues from mining operations during the 2008 fiscal year. We have granted a 4% net smelting return royalty to a third party related to the Relief Canyon mining property which has been recorded as an $800,000 deferred option income.

During the quarter ended October 31, 2006 we spent $159,414 on reclamation and maintenance expenses related to the Relief Canyon mining property; $15,000 in costs related to the Crescent Red Caps Joint Venture; and $1,133,905 in costs related to our Antelope Peak leasehold interest. Reclamation and maintenance expenses at Relief Canyon expended during the same quarter ended October 31, 2005 were $19,821; there were no associated costs with the other properties during the period. These expenses relate primarily to maintenance and retention costs required to maintain our mining claims. We incurred operating expenses of $690,897 during the quarter ended October 31, 2006. Of this amount, $93,500 reflects officer compensation and related payroll taxes during the quarter, $153,458 reflects outside directors compensation expense related to stock options issued, $214,000 reflect the settlement of outstanding litigation, and

$86,524 reflect fees for outside professional services. A large portion of the outside professional services reflects legal and accounting work pertaining to our quarterly reporting on Form 10-QSB as well as our currently filed Form SB-2. During the quarter ended October 31, 2005 we incurred operating expenses of $120,227 of which $93,500 represented officer compensation and related payroll taxes and $15,000 reflected fees for outside professional services. It is anticipated that both mining costs and operating expenses will increase significantly as we resume our exploration program and mining operations.

We incurred interest expense of $156,603 during the quarter ended October 31, 2006 which compares to interest expenses of $203,254 incurred during the same quarter of 2005. The principal balance of loans outstanding during the third quarter of fiscal year 2007 increased by $1,625,155 compared to third quarter of fiscal year 2006, which was primarily the result of the Convertible Debentures with a total balance of $1,000,000 issued in September 2006 and $650,000 in October 2006. The decrease in interest expense during the quarter ended October 31, 2006 was primarily due to the decrease in accretion of warrants issued in October 2004 as a debt discount.

In conjunction with the Convertible Debenture issued in September 2006, we allocated the proceeds received between convertible debt and the detachable warrants based upon the relative fair market values on the date the proceeds were received. Subsequent to the initial recordings, the change in the fair value of the detachable warrants, determined under the Black-Scholes option pricing formula, and the change in the fair value of the embedded derivative in the conversion feature of the convertible debentures are recorded as adjustments to the liabilities as initially recorded. This resulted in $151,603 of expense relating to the change in the fair value of the Company's stock reflected in the change in the fair value of the warrants and derivatives (noted above) and is included as other income (expense).

Our total net loss for the quarter ended October 31, 2006 increased to $2,307,680 compared to a net loss of $343,202 incurred for the same quarter ended October 31, 2005. The higher net loss in the third quarter of fiscal 2007 reflects the income effect of the adjustment to fair value of derivatives, the costs associated with our new exploration programs at the Crescent Red Caps and Antelope Peak properties and the increase in operating expenses as we reactivate our mining activities and a continued lack of revenues recognized during the quarter.

Operating Results for the Nine Months Ended October 31, 2006 and 2005

During the nine months ended October 31, 2006 we spent $298,963 on reclamation and maintenance expenses related to the Relief Canyon mining property; $47,581 in costs related to the Crescent Red Caps Joint Venture; and $1,133,905 in costs related to our Antelope Peak leasehold interest. Reclamation and maintenance expenses at Relief Canyon expended during the same period ended October 31, 2005 were $159,521; there were no associated costs with the other properties during the period. These expenses relate primarily to maintenance and retention costs required to maintain our mining claims. We incurred operating expenses of $1,233,990 during the nine months ended October 31, 2006. Of this amount, $280,500 reflects officer compensation and related payroll taxes during the nine months, $221,478 reflects outside directors compensation expense related to stock options issued, $214,000 reflect the settlement of outstanding litigation, and $274,385 reflect fees for outside professional services. A large portion of the outside professional services reflects legal and accounting work pertaining to our annual and quarterly reporting on Form 10-KSB and Form 10-QSB as well as our recently filed Form SB-2 registration statements. During the nine months ended October 31, 2005 we incurred operating expenses of $504,798 of which $280,501 represented officer compensation and related payroll taxes and $120,938 reflected fees for outside professional services. It is anticipated that both mining costs and operating expenses will increase significantly as we resume our exploration program and mining operations.

We incurred interest expense of $388,353 during the nine months ended October 31, 2006 which compares to interest expenses of $930,315 incurred during the same nine months of 2005. The principal balance of loans outstanding during the first nine months of fiscal year 2007 increased by $1,625,155 compared to the same nine months of fiscal year 2006, which was primarily the result of the Convertible Debentures with a total balance of $1,650,000 issued in September 2006 and October 2006. The decrease in additional interest expense during the nine months ended October 31, 2006 was primarily due to the decrease in accretion of warrants issued in October 2004 as a debt discount.

In conjunction with the Convertible Debenture issued in January 2006, March 2006, July 2006 and September 2006, we allocated the proceeds received between convertible debt and the detachable warrants based upon the relative fair market values on the date the proceeds were received. Subsequent to the initial recordings, the change in the fair value of the detachable warrants, determined under the Black-Scholes option pricing formula, and the change in the fair value of the embedded derivative in the conversion feature of the convertible debentures are recorded as adjustments to the liabilities as initially recorded. This resulted in $813,427 of expense relating to the change in the fair value of the Company's stock reflected in the change in the fair value of the warrants and derivatives (noted above) and is included as other income (expense).

Our total net loss for the nine months ended October 31, 2006 increased to $3,916,219 compared to a net loss of $1,594,634 incurred for the same nine months ended October 31, 2005. The higher net loss in the first nine months of fiscal 2007 reflects the income effect of the adjustment to fair value of derivatives, the costs associated with our new exploration programs at the Crescent Red Caps and Antelope Peak properties, and the increase in operating expenses as we reactivate our mining activities at the Relief Canyon mining property and a continued lack of revenues recognized during the first nine months of fiscal 2007.

Liquidity and Capital Resources

We have incurred significant operating losses since inception and during the nine months ended October 31, 2006 resulted in an accumulated deficit of $22,946,752 as of October 31, 2006. At October 31, 2006, we had cash and other current assets of $952,852 compared to $701,546 at January 31, 2006 and a net working capital deficit of $2,153,258. Since the resumption of our business in February 2003, we have been dependent on borrowed or invested funds in order to finance our ongoing operations. As of October 31, 2006, we had outstanding debentures and notes payable in the gross principal amount of $2,082,789 (net balance of $2,685,064 after

$(1,310,260) of note payable discount, deferred financing costs and unamortized warrant discount and $1,912,535 of derivative liabilities) which reflects an increase of $1,625,155 compared to notes payable in the gross principal amount of $457,634 as of October 31, 2005.

In January 2006 we made a cash deposit of $243,204 in a blocked account to cover future reclamation costs as required by the Nevada Department of Environmental Protection for the Relief Canyon Mine.

As of October 31, 2006, we were in default on a promissory note due to an unrelated party in the principal amount $176,500.

On January 25, 2006, Firstgold entered into a joint venture with ASDi, LLC to develop two Nevada mining properties known as the Red Caps Project (“Red Caps”) and Crescent Valley Project (“Crescent Valley”). Pursuant to the joint venture, Firstgold will initially own a 22.22% interest in the LLC and ASDi will hold a 77.78% interest. By expending up to $1,350,000 on each project over the next three years, Firstgold can increase its interest in the LLC to 66.66%. Thereafter, Firstgold has the right to purchase the remaining interest in the LLC held by ASDi at a price to be determined by the results of the exploration work conducted.

On January 27, 2006, we entered into a Securities Purchase Agreement and a Convertible Debenture in the principal amount of $1,000,000 and bearing interest at 8% per annum. The Debenture was funded $600,000 on January 27, 2006 and we received an additional $200,000 on March 2, 2006 upon the filing of a resale registration statement with the SEC and a final $200,000 on July 18, 2006. On June 29, 2006 $500,000 of the Debenture dated January 27, 2006 was converted into 1,904,037 shares of Firstgold common stock and $100,000 of the Debenture dated March 9, 2006 was converted into 450,050 shares of Firstgold common stock. On September 15, 2006 1,523,229 shares of common stock were issued in conversion of the remaining $400,000 in principal of outstanding Secured Convertible Debentures. An additional 117,852 shares of common stock was issued in conversion of $30,948 of accrued interest on the Secured Convertible Debentures.

On September 26, 2006, we entered into a Securities Purchase Agreement and Convertible Debentures, as amended on November 1, 2006, in the aggregate principal amount of $3,000,000 and bearing interest at 8% per annum. The Debentures were issued $1,000,000 on September 26, 2006, $1,000,000 on December 1, 2006 upon the filing of a resale registration statement with the SEC, and a final $1,000,000 Debenture is to be issued when the registration statement is declared effective by the SEC.

On October 10, 2006, we issued convertible debentures in the aggregate principal amount of $650,000 and bearing interest of 8% per annum. The Debentures and accrued interest are convertible into shares of Firstgold commons stock at a conversion rate of $0.4735 per share.

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

Due to our continuing losses from business operations, the independent auditor’s report dated April 26, 2006, includes a “going concern” explanation relating to the fact that Firstgold’s continuation is dependent upon obtaining additional working capital either through significantly increasing revenues or through outside financing. As of October 31, 2006, Firstgold’s principal commitments included its obligation to pay ongoing maintenance fees on its 146 unpatented mining claims and the funding arrangement pursuant to the joint venture with ASDi, LLC as well as its obligations pursuant to Antelope Peak mineral lease.

Our management believes that it will need to raise additional capital to continue to develop, promote and conduct our mining operations. Due to our limited cash flow, operating losses and limited assets, it is unlikely that we could obtain financing through commercial or banking sources. Consequently, we are dependent on continuous cash infusions from our major stockholders or other outside sources in order to fund our current operations. Prior to the transaction with Cornell Capital Partners, Firstgold’s president had paid a substantial portion of Firstgold’s expenses since restarting its business in February 2003. Although we believe that our creditors and investors will continue to fund Firstgold’s expenses based upon their significant debt or equity interest in Firstgold, there is no assurance that such investors will continue to fund our expenses. If adequate funds are not otherwise available, through public or private financing as well as borrowing from other sources, Firstgold would not be able to establish or sustain its mining operations.

Off-Balance Sheet Arrangements

During the fiscal quarter ended October 31, 2006, Firstgold did not engage in any off-balance sheet arrangements as defined in Item 303(c) of the SEC’s Regulation S-B.

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

We will need additional funds to finance our mining and exploration activities as well as fund our current operations. We currently have limited cash reserves and a working capital deficit of $2, 153,258 as of October 31, 2006. Consequently, our ability to meet our long-term obligations in the ordinary course of business is dependent upon our ability to raise additional financing through public or private equity financings, establish cash flow from operations, enter into joint ventures or other arrangements with corporate sources, or secure other sources of financing to fund operations.

Our independent certified public accountants qualified their opinion contained in our financial statements as of and for the years ended January 31, 1997, through January 31, 2006 to include an explanatory paragraph related to our ability to continue as a going concern, stating that " the Company has incurred a net loss of $2,645,231 and had negative cash flow from operations of $899,807. In addition, the Company had an accumulated deficit of $19,030,535 and a shareholders’ deficit of $2,960,365 at January 31, 2006.” These factors, among others, as discussed in “Note 2- Going Concern" to the financial statements for the quarter ended October 31, 2006, raise substantial doubt about our ability to continue as a going concern. The auditors recognize that the cash flow uncertainty makes their basic assumptions about value uncertain. When it seems uncertain whether an asset will be used in a "going concern" or sold at auction, the auditors assume that the business is a "going concern” for purposes of all their work, and then they disclose that there is material uncertainty about that assumption. It is a consequence of our negative cash flows from operations that we continually need additional cash. At any time, a serious deficiency in cash flows could occur and it is not always possible or convenient to raise additional capital. A problem in raising capital could result in temporary or permanent insolvency and consequently potential lawsuits by unpaid creditors and perhaps closure of the business. In any case, analysts and investors view unfavorably any report of independent auditors expressing substantial doubt about a company's ability to continue as a going concern.

The price of gold has experienced an increase in value over the past four years, generally reflecting among other things lower interest rates in the United States; worldwide instability due to terrorism; and a slow recovery from prior global economic slumps. Any significant drop in the price of gold may have a materially adverse affect on the results of our operations unless we are able to offset such a price drop by substantially increased production which would result in lower profit margins.

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

Gold exploration is highly speculative in nature. Success in exploration is dependent upon a number of factors including, but not limited to, quality of management, quality and availability of geological expertise, availability of exploration capital, and the presence of gold deposits. Due to these and other factors, the probability of our exploration program identifying individual prospects having commercially significant reserves cannot be predicted. It is likely that many of the claims explored will not contain any commercially viable reserves. As such substantial funds will be spent on exploration which may identify only a few, if any, claims having commercial development potential. In addition, if commercially viable reserves are identified, significant amounts of capital will be required to mine and process such reserves.

Our mining property rights consist of 146 mill site and unpatented mining claims at the Relief Canyon Mine ,;approximately 135 unpatented mining claims covering approximately 2700 acres located along the Cortez/Battle Mountain trend that are part of the Crescent Red Caps Joint Venture; and 35,000 acres covered by the Antelope Peak mineral lease. The validity of unpatented mining claims is often uncertain and is always subject to contest. Unpatented mining claims are generally considered subject to greater title risk than patented mining claims, or real property interests that are owned in fee simple. If title to a particular property is successfully challenged, we may not be able to retain our royalty interests on that property, which could reduce our future revenues.

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

The business of gold mining is subject to certain types of risks, including environmental hazards, industrial accidents, and theft. Prior to suspending operations, we carried insurance against certain property damage loss (including business interruption) and comprehensive general liability insurance. Since resuming operations in February 2003, Firstgold has not carried insurance on any of its properties due to the current status of the mine and Firstgold’s current financial condition. While we intend to secure insurance consistent with industry practice, it is not possible to insure against all risks associated with the mining business, or prudent to assume that insurance will continue to be available at a reasonable cost. We have not obtained environmental liability insurance because such coverage is not considered by management to be cost effective. We currently carry no insurance on any of our properties due to the current status of our mining properties and our current financial condition.

We are substantially dependent upon the continued services of A. Scott Dockter, our president. We have an employment agreement with Mr. Dockter, but we do not have either key person life insurance or disability insurance on Mr. Dockter. While Mr. Dockter expects to spend the majority of his time assisting Firstgold, there can be no assurance that Mr. Dockter’s services will remain available to Firstgold. If Mr. Dockter’s services are not available to us, we will be materially and adversely affected. However, Mr. Dockter has been a significant shareholder of Firstgold since its inception and considers his investment of time and money in Firstgold of significant personal value.

We have acquired the exploration rights to two mining properties from ASDi LLC whose sole manager and majority member is A. Scott Dockter, President and CEO of Firstgold. Consequently, Mr. Dockter has a conflict of interest in this joint venture. Furthermore, ASDi LLC will initially hold a 77.78% interest in a newly formed Nevada LLC through which the joint venture will be operated. While Firstgold will be the sole manager of the Nevada LLC, Mr. Dockter will be able to control the joint venture activities through his position with the Manager (Firstgold) and through his ownership and control of the majority member (ASDi LLC). While Mr. Dockter will endeavor to always act in the best interest of Firstgold and its stockholders, stockholders will have only limited ability to influence or object to actions taken by the Nevada LLC in exploring, developing and capital spending on the joint venture properties. Furthermore, ASDi, LLC has recently received notices of termination by the lessors pertaining to both of the mining properties being explored by the joint venture. While ASDi LLC disputes these terminations, the exploration programs will be delayed until this matter is resolved.

As of October 31, 2006, Firstgold had approximately 74,744,240 shares of Common Stock outstanding and convertible debentures which are convertible into up to 20,235,714 shares of our Common Stock. Additionally, warrants to purchase a total of 27,521,366 shares of our Common Stock and stock options to purchase a total of 1,850,000 shares of our Common Stock were outstanding as of October 31, 2006. Furthermore, up to an additional 10,000,000 shares of Common Stock could become issuable to the convertible debenture holders if a default were to occur. The possibility that substantial amounts of our outstanding Common Stock may be sold by investors or the perception that such sales could occur, often called "equity overhang," could adversely affect the market price of our Common Stock and could impair our ability to raise additional capital through the sale of equity securities in the future

At the time of entering into the $3,000,000 Secured Convertible Debenture (“Convertible Debenture”) with Cornell Capital Partners, the Fixed Conversion Price was $0.4375 per share which would equal approximately 6,335,797 if the entire principal were converted into Firstgold Common Stock. This represents the minimum number of shares issuable upon the conversion of the Convertible Debenture. However, if the market price for Firstgold Common Stock should remain below $0.4375 per share, we would be required to issue substantially more shares of Common Stock upon the conversion of the Convertible Debenture. The issuance of significantly more shares at a lower conversion price would have a dilutive effect to our current stockholders.

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

Exploration Stage Company

Effective January 1, 1995 (date of inception), Firstgold is considered an exploration stage company as defined in SFAS No. 7. Firstgold’s exploration stage activities consist of the development of several mining properties located in Nevada. Sources of financing for these exploration stage activities have been primarily debt and equity financing. Firstgold has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of Firstgold and other relevant factors.

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

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. Firstgold is currently evaluating the impact of this new Standard but believes that it will not have a material impact on Firstgold’s financial position, results of operations, or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity’s exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity’s fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied. Firstgold does not believe that SFAS No. 156 will have a material impact on its financial position, results of operations or cash flows.

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

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Issues No. 157, “Fair Value Measurements” (“SFAS 157”), which defines the fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is encouraged, provided that the Company has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The Company is currently evaluating the impact SFAS 157 may have on its financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employer’s accounting for Defined Benefit Pension and Other Post Retirement Plans”.  SFAS No. 158 requires employers to recognize in its statement of financial position an asset or liability based on the retirement plan’s over or under funded status.  SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company is currently evaluating the effect that the application of SFAS No. 158 will have on its results of operations and financial condition.

In September 2006, the United States Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects on each of the company’s balance sheets, statements of operations and related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company is currently evaluating the impact SAB 108 may have on its results of operations and financial condition.

In October 2006, the Emerging Issues Task Force (“EITF”) issued EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)” to clarify diversity in practice on the presentation of different types of taxes in the financial statements. The Task Force concluded that, for taxes within the scope of the issue, a company may adopt a policy of presenting taxes either gross within revenue or net. That is, it may include charges to customers for taxes within revenues and the charge for the taxes from the taxing authority within cost of sales, or, alternatively, it may net the charge to the customer and the charge from the taxing authority. If taxes subject to EITF 06-3 are significant, a company is required to disclose its accounting policy for presenting taxes and the amounts of such taxes that are recognized on a gross basis. The guidance in this consensus is effective for the first interim reporting period beginning after December 15, 2006 (the first quarter of our fiscal year 2007). We do not expect the adoption of EITF 06-3 will have a material impact on our results of operations, financial position or cash flow.

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

Sales of Unregistered Securities During the Quarter

During the quarter ended October 31, 2006, Firstgold issued the following securities which were deemed exempt from registration under the Securities Act of 1933 (“1933 Act”).

On October 10, 2006, Firstgold issued convertible debentures in the aggregate principal amount of $650,000 and bearing interest of 8% per annum. The Debentures and accrued interest are convertible into shares of Firstgold commons stock at a conversion rate of $0.4735 per share. The Debentures are due and payable three years from the date of issue unless they are converted into shares of the Company’s common stock or are repaid prior to their expiration date. Additionally, the investors were issued warrants to purchase an aggregate of 746,843 shares of Firstgold common stock with 426,767 warrants exercisable at $0.45 per share and 320,076 warrants exercisable at $0.60 per share. The warrants expire four years from the date of issuance. The shares were offered and sold exclusively to individuals residing or entities formed outside the United States and are not deemed to be “U.S. persons” as that term is defined under Regulation S.  Each investor represented that it is purchasing such shares for its own account.  Both the offer and the sale of the Firstgold shares were made outside the United States and are deemed to be “offshore transactions” as that term is defined under Regulation S.  The share certificates contain a legend indicating that such shares can only be transferred in compliance with the provisions of Regulation S.  In light of the foregoing, such sales were deemed exempt from registration pursuant to Regulation S of the 1933 Act.  The shares are deemed to be “restricted securities” as defined in Rule 144 under the 1933 Act.

The following issuances of stock, warrants, and other equity securities were made without any public solicitation to a limited number of investors or related individuals or entities in separately negotiated transactions. Each investor represented to us that the securities were being acquired for investment purposes only and not with an intention to resell or distribute such securities. Each of the individuals or entities had access to information about our business and financial condition and was deemed capable of protecting their own interests. The stock, warrants and other securities were issued pursuant to the private placement exemption provided by Section 4(2) or Section 4(6) of the Securities Act. These are deemed to be “restricted securities” as defined in Rule 144 under the Securities Act and the warrant certificates and the stock certificates bear a legend limiting the resale thereof.

On October 24, 2006 a finder’s fee of 2,000,000 common shares and 2,000,000 warrants to purchase common shares at a price of $0.50 per common share were issued to an unrelated third party for their work associated with the Antelope Peak mineral lease.

On October 4, 2006 Firstgold issued 100,000 shares of restricted common stock to one person in partial settlement of an existing litigation matter.

On September 26, 2006, Firstgold entered into a Securities Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”), as amended on November 1, 2006, in connection with a private placement of convertible debentures, in the aggregate principal amount of $3,000,000 and bearing interest of 8% per annum (the “Debentures”). The Debentures will be funded $1,000,000 on September 26, 2006, $1,000,000 upon filing of this resale registration statement with the Securities and Exchange Commission and $1,000,000 upon this registration statement being declared effective. The Debentures are due and payable three years from the date of issue unless they are converted into shares of the Company’s common stock or are repaid prior to their expiration date. Additionally, pursuant to the Purchase Agreement, the investor was issued warrants (the “Warrants”) to purchase an aggregate of 3,500,000 shares of Firstgold common stock with 2,000,000 warrants exercisable at $0.45 per share and 1,500,000 warrants exercisable at $0.60 per share. The Warrants have a term of four years and are immediately exercisable.

On September 15, 2006, Firstgold issued 1,523,229 shares of restricted common stock in conversion of the remaining $400,000 in principal of outstanding Secured Convertible Debentures held by Cornwell Capital Partners. An additional 117,852 shares of restricted common stock was issued in conversion of $30,948 of accrued interest on the Secured Convertible Debentures.

Prior issuances of Firstgold’s common stock during fiscal years 2007, 2006 and 2005 have been reported in Firstgold’s prior filings with the Securities and Exchange Commission.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Stockholders on October 20, 2006. However, due to the lack of a quorum, the Annual Meeting was adjourned to November 17, 2006. At the reconvened Annual Meeting of Stockholders, 72,644,240 shares of common stock were entitled to vote at such meeting, of which there were present in person or by proxy 52,961,529 shares of common stock. At the reconvened Annual Meeting, the holders of our common stock elected the following nominees to our Board of Directors: A. Scott Dockter, James W. Kluber, Terrence Lynch and Stephen Akerfeldt. All of the Directors nominated were duly elected by a vote of 51,987,735 shares voting for the nominees, 960,959 shares voting against the nominees and 75,000 shares abstaining.

Our stockholders approved the proposal to approve the terms of our 2006 Stock Option Plan with 32,807,342 votes cast for and 2,348,865 votes against, with 152,808 votes abstaining and broker non-votes.

Our stockholders also approved amending our Certificate of Incorporation to change our name to Firstgold Corp. with 52,887,525 votes cast for and 133,548 votes against with 2,621 votes abstaining.

ITEM 5.	OTHER INFORMATION

Effective December 1, 2006, the Company amended its Certificate of Incorporation to change its name from Newgold, Inc. to Firstgold Corp.

As a result of this name change the Company was issued a new CUSIP number and, effective December 8, 2006, the Company’s trading symbol on the OTCBB was changed from “NGLD” to “FGOC”.

ITEM 6.	EXHIBITS

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification by CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 20, 2006	FIRSTGOLD CORP.

/s/ SCOTT DOCKTER
Scott Dockter, President and Chief Executive
Officer

/s/ JAMES KLUBER
James Kluber, Principal Accounting Officer and
Chief Financial Officer