Form 10QSB/A
period 2006-10-31
FIRSTGOLD CORP.
filed 2007-02-02
CIK 878808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB/A
AMENDMENT NO. 1

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT FOR THE TRANSITION PERIOD FROM
_______________ to _______________

Commission File Number 0-20722

FIRSTGOLD CORP.
(formerly Newgold, Inc.)
(Exact name of small business issuer as specified in its charter)

DELAWARE	16-1400479
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3108 Gabbert Drive, Suite 201 Cameron Park, California	95682
(Address of Principal Executive Offices)	Zip Code

Issuer's telephone number:	(530) 677-5974

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

Transitional Small Business Disclosure Format: Yes ____ No __X__

EXPLANATORY NOTE

This amendment on Form 10-QSB/A (the October 2006 Form 10-QSB/A) amends the quarterly report on Form 10-QSB of Firstgold Corp. (“Firstgold”) for the quarter ended October 31, 2006 (the 2006 Form 10-QSB), which was originally filed on December 20, 2006. This Amendment No. 1 to the October 2006 Form 10-QSB/A is being filed for the purpose of reflecting changes made as a result of the completion of the SAS No. 100 review by Firstgold’s independent accountants by amending certain portions of the Management's Discussion and Analysis or Plan of Operations and expanded disclosure appearing in Firstgold’s financial statements. This Form 10-QSB/A includes restated financial statements due to an error in recording of derivative transactions. See “Restatement” section under Note 1 to the financial statements.

As required by Rule 12b-15 of the Securities Exchange Act of 1934, set forth in their entirety are Item 1 (Financial Statements), Item 2 (Management's Discussion and Analysis or Plan of Operation), and Item 6 (Exhibits).

As part of this amendment, Firstgold is also filing new certifications from its chief executive officer and chief financial officer (Exhibits 31.1, 31.2, and 32).

No attempt has been made in this Form 10-QSB/A to update other disclosures presented in the October 2006 Form 10-QSB. Consequently, except for the adjustments described above, this Amendment No. 1 to the October 2006 Form 10-QSB/A does not reflect events occurring after December 20, 2006, the date of the original filing of Newgold’s October 2006 Form 10-QSB, or modify or update those disclosures that may have been affected by subsequent events. Accordingly, this Amendment No. 1 to the October 2006 Form 10-QSB/A should be read in conjunction with Newgold’s filings made with the SEC subsequent to the filing of the October 2006 Form 10-QSB.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FIRSTGOLD CORP.

FIRSTGOLD CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET
October 31, 2006

ASSETS

Current assets
Cash	$918,138
Deposit	5,000
Prepaid expense	24,000
Travel advance	5,714

Total current assets	952,852

Property, plant and equipment, net of accumulated depreciation
of $10,054	260,162

Other Assets
Restricted cash	243,204
Deferred reclamation costs	641,026

Total other assets	884,230

Total assets	$2,097,244

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
Accounts payable	$706,594
Accrued expenses	1,346,440
Accrued reclamation costs	641,026
Notes payable due to individuals and officers	432,789

Total current liabilities	3,126,849

Long-term liabilities
Convertible debentures and related derivative liabilities,
net of unamortized discount of $967,123 and deferred
financing costs of $172,632	1,964,718
Deferred revenue	800,000

Total long-term liabilities	2,764,718

Total liabilities	5,891,567

The accompanying notes are an integral part of these financial statements

FIRSTGOLD CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET
October 31, 2006

Commitments and contingencies

Shareholders' deficit
Common stock, $0.001 par value
250,000,000 shares authorized
74,744,240 shares issued and outstanding	74,744
Additional paid in capital	18,810,868
Deficit accumulated during the exploration stage	(22,679,935)

Total shareholders' deficit	(3,794,323)

Total liabilities and shareholders' deficit	$2,097,244

The accompanying notes are an integral part of these financial statements

FIRSTGOLD CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
For the Nine and Three Months Ended October 31, 2006 and 2005
and for the Period from January 1, 1995 to October 31, 2006

	For the Nine Months Ended		For the Three Months Ended		For the Period From January 1,
	October 31,		October 31,		1995 to October
	2006	2005	2006	2005	31, 2006
Net Sales	$-	$-	$-	$-	$-

Exploration and maintenance costs	1,480,449	159,521	1,308,319	19,821	1,783,280

Gross loss	(1,480,449)	(159,521)	(1,308,319)	(19,821)	(1,783,280)
Operating expenses	(1,034,990)	(504,798)	(491,897)	(120,227)	(14,931,998)

Loss from operations	(2,515,439)	(664,319)	(1,800,216)	(140,048)	(16,715,278)

Other (expense)
Interest income					72,687
Dividend income					30,188
Other income					6,565
Adjustments to fair value of derivatives	(525,871)		135,952		(563,290)
Interest expense	(394,092)	(930,315)	(162,600)	(203,254)	(2,803,129)
Loss from joint venture					(859,522)
Litigation settlement	(214,000)		(214,000)		(214,000)
Loss on sale of marketable securities					(281,063)
Bad debt expense					(40,374)
Loss on disposal of plant, property
and equipment					(334,927)
Loss on disposal of bond					(21,000)

Total other income (expense)	(1,133,963)	(930,315)	(240,648)	(203,254)	(5,007,865)

Net loss	($3,649,402)	($1,594,634)	($2,040,864)	($343,202)	($21,723,143)

Basic and diluted loss per share	($0.05)	($0.03)	($0.03)	($0.01)

Basic and diluted weighted-
average shares
Outstanding	69,974,829	54,542,821	72,044,798	63,104,072

The accompanying notes are an integral part of these financial statements

FIRSTGOLD CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
For the Nine Months Ended October 31, 2006 and 2005
and for the Period from January 1, 1995 to October 31, 2006

			For the Period From January 1, 1995 to October 31, 2006

	For the Nine Months Ended October 31,
	2006	2005

Cash flows from operating activities
Net loss	($3,649,402)	($1,594,634)	($21,738,143)
Adjustments to reconcile net loss to net cash
used in operating activities
Accretion of warrants issued as a debt discount	2,609	777,643	1,276,872
Accretion of beneficial conversion	-	71,645	107,468
Accretion of debt discount	104,707	-	107,447
Adjustments to fair value of derivatives	525,871	-	563,290
Loss from joint venture	-	-	859,522
Loss on sale of marketable securities	-	-	281,063
Depreciation and amortization	33,839	-	157,996
Loss on disposal of property, plant and equipment	-	-	334,927
Impairment in value of property, plant and equipment	-	-	807,266
Loss on disposal of bond	-	-	21,000
Impairment in value of Relief Canyon Mine	-	-	3,311,672
Impairment in value of joint investments	-	-	490,000
Bad debt	-	-	40,374
Assigned value of stock and warrants exchanged for services	1,335,383	15,690	1,888,331

FIRSTGOLD CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
For the Nine Months Ended October 31, 2006 and 2005
and for the Period from January 1, 1995 to October 31, 2006

Assigned value of stock options issued for compensation	25,489	-	25,489
Gain on write off of note payable	-	-	(7,000)
Judgment loss accrued	-	-	250,000
(Increase) decrease in
Restricted cash	-	-	(243,204)
Travel advance	(4,392)	(657)	(1,714)
Deposits	(5,000)	-	(500)
Deferred reclamation costs	370,290	-	175,548
Prepaid expenses	(24,000)	-	(26,900)
Reclamation bonds	-	-	185,000
Other assets	-	-	(1,600)
Increase (decrease) in
Accounts payable	(91,639)	34,160	425,634
Accrued expenses	(61,478)	(455,142)	1,902,096

Net cash used by operating activities	(1,437,723)	(1,042,159)	(8,808,066)

Cash flows from investing activities
Proceeds from sale of marketable securities	-	-	34,124
Investment in marketable securities	-	-	(315,188)
Advances from shareholder	-	-	7,436
Contribution from joint venture partner	-	-	775,000
Purchase of joint venture partner interest	-	-	(900,000)

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
			For the Period
			From January 1,
	For the Nine Months Ended October 31,		1995 to October 31,
	2006	2005	2006

Cash paid for interest	$-	$-	$161,107
Cash paid for income taxes	$-	$-	$-

Non Cash Investing and Financing Activities:
Conversion of related party note payable to common stock,including interest payable of $446,193	$-	$-	$1,848,935
Conversion of convertible debenture to common stock, including interest payable of $30,948	$1,173,406	$-	$1,173,406
Issuance of warrants as financing costs in connection with convertible debt	$173,114	$-	$173,114
Issuance of common stock as payment for legal settlement	$39,000	$-	$39,000

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

Restatement

The Company restated its previously filed financial statements due to error in recording of derivative transactions. The effect on its previously reported financial statements is as follows:

	As Reported	Adjustment	As Restated
Assets	2,097,244	-	2,097,244
Liabilities	6,158,384	(266,817)	5,891,567
Shareholders’s Deficit	(4,061,140)	(266,817)	(3,794,323)
Net Loss	(2,307,680)	266,817	(2,040,864)
EPS	(0.03)	-	(0.03)

NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis. During the years ended January 31, 2006 and 2005 and the period from January 1, 1995 to January 31, 2006, Firstgold incurred net losses of approximately $2,645,231, $1,278,140 and $18,088,740, respectively. In addition, Firstgold had a total shareholders’ deficit of $2,960,365 and was in the exploration stage since inception and through January 31, 2006. Information for the nine months ended October 31, 2006 includes a net loss of $3,649,402; negative cash flows from operations of $1,437,723; and accumulated shareholders’ deficit of $3,794,323. The Company's ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. Since inception, the Company has satisfied its capital needs by issuing equity securities, convertible debentures and issuing debt.

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

The following common stock equivalents were excluded from the calculation of diluted loss per share since their effect would have been anti-dilutive:

	2006	2005
Warrants	27,521,366	13,374,583
Options	1,850,000	-

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

Firstgold recorded interest expense of $162,600 and $394,092 for the three months and nine months ended October 31, 2006 compared to interest expense of $203,254 and $930,315 for the three months and nine months ended October 31, 2005.

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

October 10, 2006 Convertible Debenture
On October 10, 2006, Firstgold issued convertible debentures in the aggregate principal amount of $650,000 and bearing interest of 8% per annum. The Debentures and accrued interest are convertible into shares of Firstgold commons stock at a conversion rate of $0.4735 per share. The Debentures are due and payable three years from the date of issue unless they are converted into shares of the Company’s common stock or are repaid prior to their expiration date. Additionally, the investors were issued warrants to purchase an aggregate of 746,843 shares of Firstgold common stock with 426,767 warrants exercisable at $0.45 per share and 320,076 warrants exercisable at $0.60 per share. The warrants expire four years from the date of issuance. The warrants were issued as financing costs and total deferred financing cost of $173,114 was recorded in relation to this debt.

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

•
$(525,871) of expense relating to the change in the fair value of the Company's stock reflected in the change in the fair value of the warrants and derivatives (noted above) is included as other income (expense).

•	Accreted interest of $104,707 as of October 31, 2006.

The following table summarizes the various components of the convertible notes as of October 31, 2006:

Derivative liabilities	$ 1,624,979
Convertible debenture	1,650,000
Unamortized discount	(967,123)
Deferred financing costs, net	(343,138)
Total convertible debt
and financing costs	$ 1,964,718

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

The fair market value of warrants issued during the nine months ended October 31, 2006 in conjunction with the issuance of common stock was determined to be $603,743 and was calculated under the Black-Scholes option pricing model with the following assumptions used:

Expected life	3 - 4 years
Risk free interest rate	4.59% - 5.00%
Volatility	85.6% - 160.4%
Expected dividend yield	None

The fair value of these warrants has been recorded as both a debit and credit to additional paid in capital.

The following table presents warrant activity from January 31, 2006 through October 31, 2006:

	Number of Shares	Weighted- Average Exercise Price
Outstanding, January 31, 2006	20,774,583	$0.25
Granted	6,746,783	$0.50
Outstanding, October 31, 2006	27,521,366	$0.31
Exercisable, October 31, 2006	21,521,366	$0.31

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

A summary of the Company’s stock option activity is as follows:

		Weighted Ave.	Aggregate
	# of Shares	Exercise Price	Intrinsic Value

Outstanding as of January 31, 2006	0	$-
Granted	1,850,000	$0.47	$0
Exercised	0	$0
Cancelled	0	$0

Outstanding as of October 31, 2006	1,850,000	$0.47	$0

Exercisable as of October 31, 2006	650,000	$0.48	$0

Additional information regarding options outstanding as of October 31, 2006 is as follows:

		Options outstanding		Options exercisable
		Weighted average	Weighted		Weighted
Range of		remaining	average		average
exercise	Number	contractual	exercise	Number	exercise
prices	outstanding	life (years)	price	exercisable	price

$ 0.16 — $ 0.32	200,000	2.75	$0.24	50,000	$0.24
$ 0.50	1,650,000	2.75	$0.50	600,000	$0.50

	1,850,000	2.75	$0.47	650,000	$0.48

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

In November 2006 the Chairman and Chief Executive Officer exercised 928,500 warrants to purchase common stock. Firstgold received proceeds of $139,275 from the exercise of these warrants.

On January 25, 2007, a complaint was filed against ASDI, LLC, the Crescent Red Caps Joint Venture, Firstgold Corp., Scott Dockter and other named defendants by the Lessors of the Crescent Valley and Red Caps mining properties. In the complaint the plaintiffs allege that ASDI, LLC wrongfully assigned its lessee rights in the Crescent Valley and Red Caps mining properties to the Crescent Red Caps Joint Venture (of which Firstgold is the Managing Member). The complaint seeks the immediate termination of the leasehold rights granted to ASDI, LLC and quiet title and damages. ASDI, LLC does not believe the lease assignments were wrongful or even required the Lessors’ consent. Consequently, ASDI, LLC plans to vigorously defend this action.

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

During the quarter ended October 31, 2006 we spent $159,414 on reclamation and maintenance expenses related to the Relief Canyon mining property; $15,000 in costs related to the Crescent Red Caps Joint Venture; and $1,133,905 in costs related to our Antelope Peak leasehold interest. Reclamation and maintenance expenses at Relief Canyon expended during the same quarter ended October 31, 2005 were $19,821; there were no associated costs with the other properties during the period. These expenses relate primarily to maintenance and retention costs required to maintain our mining claims. We incurred operating expenses of $491,897 during the quarter ended October 31, 2006. Of this amount, $93,500 reflects officer compensation and related payroll taxes during the quarter, $153,458 reflects outside directors compensation expense related to stock options issued, and $86,524 reflect fees for outside professional services. A large portion of the outside professional services reflects legal and accounting work pertaining to our quarterly reporting on Form 10-QSB as well as our currently filed Form SB-2. During the quarter ended October 31, 2005 we incurred operating expenses of $120,227 of which $93,500 represented officer compensation and related payroll taxes and $15,000 reflected fees for outside professional services. It is anticipated that both mining costs and operating expenses will increase significantly as we resume our exploration program and mining operations.

We incurred interest expense of $162,600 during the quarter ended October 31, 2006 which compares to interest expenses of $203,254 incurred during the same quarter of 2005. The principal balance of loans outstanding during the third quarter of fiscal year 2007 increased by $1,625,155 compared to third quarter of fiscal year 2006, which was primarily the result of the Convertible Debentures with a total balance of $1,000,000 issued in September 2006 and $650,000 in October 2006. The decrease in interest expense during the quarter ended October 31, 2006 was primarily due to the decrease in accretion of warrants issued in October 2004 as a debt discount.

In conjunction with the Convertible Debenture issued in September 2006, we allocated the proceeds received between convertible debt and the detachable warrants based upon the relative fair market values on the date the proceeds were received. Subsequent to the initial recordings, the change in the fair value of the detachable warrants, determined under the Black-Scholes option pricing formula, and the change in the fair value of the embedded derivative in the conversion feature of the convertible debentures are recorded as adjustments to the liabilities as initially recorded. This resulted in $135,952 of income relating to the change in the fair value of the Company's stock reflected in the change in the fair value of the warrants and derivatives (noted above) and is included as other income (expense).

We incurred litigation settlement expense of $214,000 during the quarter ended October 31, 2006 and is included as other income (expense); there was no similar expense incurred during the same quarter of 2005.

Our total net loss for the quarter ended October 31, 2006 increased to $2,040,864 compared to a net loss of $343,202 incurred for the same quarter ended October 31, 2005. The higher net loss in the third quarter of fiscal 2007 reflects the income effect of the adjustment to fair value of derivatives, the costs associated with our new exploration programs at the Crescent Red Caps and Antelope Peak properties and the increase in operating expenses as we reactivate our mining activities and a continued lack of revenues recognized during the quarter.

Operating Results for the Nine Months Ended October 31, 2006 and 2005

During the nine months ended October 31, 2006 we spent $298,963 on reclamation and maintenance expenses related to the Relief Canyon mining property; $47,581 in costs related to the Crescent Red Caps Joint Venture; and $1,133,905 in costs related to our Antelope Peak leasehold interest. Reclamation and maintenance expenses at Relief Canyon expended during the same period ended October 31, 2005 were $159,521; there were no associated costs with the other properties during the period. These expenses relate primarily to maintenance and retention costs required to maintain our mining claims. We incurred operating expenses of $1,019,990 during the nine months ended October 31, 2006. Of this amount, $280,500 reflects officer compensation and related payroll taxes during the nine months, $221,478 reflects outside directors compensation expense related to stock options issued, and $274,385 reflect fees for outside professional services. A large portion of the outside professional services reflects legal and accounting work pertaining to our annual and quarterly reporting on Form 10-KSB and Form 10-QSB as well as our recently filed Form SB-2 registration statements. During the nine months ended October 31, 2005 we incurred operating expenses of $504,798 of which $280,501 represented officer compensation and related payroll taxes and $120,938 reflected fees for outside professional services. It is anticipated that both mining costs and operating expenses will increase significantly as we resume our exploration program and mining operations.

We incurred interest expense of $394,092 during the nine months ended October 31, 2006 which compares to interest expenses of $930,315 incurred during the same nine months of 2005. The principal balance of loans outstanding during the first nine months of fiscal year 2007 increased by $1,625,155 compared to the same nine months of fiscal year 2006, which was primarily the result of the Convertible Debentures with a total balance of $1,650,000 issued in September 2006 and October 2006. The decrease in additional interest expense during the nine months ended October 31, 2006 was primarily due to the decrease in accretion of warrants issued in October 2004 as a debt discount.

In conjunction with the Convertible Debenture issued in January 2006, March 2006, July 2006 and September 2006, we allocated the proceeds received between convertible debt and the detachable warrants based upon the relative fair market values on the date the proceeds were received. Subsequent to the initial recordings, the change in the fair value of the detachable warrants, determined under the Black-Scholes option pricing formula, and the change in the fair value of the embedded derivative in the conversion feature of the convertible debentures are recorded as adjustments to the liabilities as initially recorded. This resulted in $525,871 of expense relating to the change in the fair value of the Company's stock reflected in the change in the fair value of the warrants and derivatives (noted above) and is included as other income (expense).

We incurred litigation settlement expense of $214,000 during the nine months ended October 31, 2006 and is included as other income (expense); there was no similar expense incurred during the same period of 2005.

Our total net loss for the nine months ended October 31, 2006 increased to $3,649,402 compared to a net loss of $1,594,634 incurred for the same nine months ended October 31, 2005. The higher net loss in the first nine months of fiscal 2007 reflects the income effect of the adjustment to fair value of derivatives, the costs associated with our new exploration programs at the Crescent Red Caps and Antelope Peak properties, and the increase in operating expenses as we reactivate our mining activities at the Relief Canyon mining property and a continued lack of revenues recognized during the first nine months of fiscal 2007.

Liquidity and Capital Resources

We have incurred significant operating losses since inception and during the nine months ended October 31, 2006 resulted in an accumulated deficit of $22,679,935 as of October 31, 2006. At October 31, 2006, we had cash and other current assets of $952,852 compared to $701,546 at January 31, 2006 and a net working capital deficit of $2,173,997. Since the resumption of our business in February 2003, we have been dependent on borrowed or invested funds in order to finance our ongoing operations. As of October 31, 2006, we had outstanding debentures and notes payable in the gross principal amount of $2,082,789 (net balance of $2,397,508 after $(1,310,260) of note payable discount, deferred financing costs and unamortized warrant discount and $1,624,979 of derivative liabilities) which reflects an increase of $1,625,155 compared to notes payable in the gross principal amount of $457,634 as of October 31, 2005.

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

On January 27, 2006, we entered into a Securities Purchase Agreement and a Convertible Debenture in the principal amount of $1,000,000 and bearing interest at 8% per annum. The Debenture was funded $600,000 on January 27, 2006 and we received an additional $200,000 on March 2, 2006 upon the filing of a resale registration statement with the SEC and a final $200,000 on July 18, 2006. On June 29, 2006 $500,000 of the Debenture dated January 27, 2006 was converted into 1,904,037 shares of Firstgold common stock and $100,000 of the Debenture dated March 9, 2006 was converted into 495,050 shares of Firstgold common stock. On September 15, 2006 1,523,229 shares of common stock were issued in conversion of the remaining $400,000 in principal of outstanding Secured Convertible Debentures. An additional 117,852 shares of common stock was issued in conversion of $30,948 of accrued interest on the Secured Convertible Debentures.

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

We will need additional funds to finance our mining and exploration activities as well as fund our current operations. We currently have limited cash reserves and a working capital deficit of $2,173,997 as of October 31, 2006. Consequently, our ability to meet our long-term obligations in the ordinary course of business is dependent upon our ability to raise additional financing through public or private equity financings, establish cash flow from operations, enter into joint ventures or other arrangements with corporate sources, or secure other sources of financing to fund operations.

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

ITEM. 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

On December 16, 2006, we received notification from our current independent registered public accountants, Singer Lewak Greenbaum & Goldstein LLP (“SLGG”), Certified Public Accountants, that SLGG was resigning as the Company’s independent public accountants. There were no disagreements with SLGG on any matter of accounting principle or practice, financial statement disclosure or auditing scope or procedure.

On January 5, 2007, Firstgold’s Audit Committee took action to recommend the accounting firm of Hunter Flemmer Renfro & Whitaker LLP (“HFRW”) as the Company’s new independent accountants. HFRW accepted the engagement on January 16, 2007. HFRW’s address is 455 Capitol Mall, Suite 235, Sacramento, CA 95814.

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
Dated: January 30, 2007	FIRSTGOLD CORP. /s/ A. SCOTT DOCKTER A. Scott Dockter, President and Chief Executive Officer /s/ JAMES KLUBER James Kluber, Principal Accounting Officer and Chief Financial Officer