Form 10KSB
period 2007-01-31
FIRSTGOLD CORP.
filed 2007-05-16
CIK 878808

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended	Commission File Number
January 31, 2007	0-20722

FIRSTGOLD CORP.
(formerly Newgold, Inc.)

Delaware	16-1400479
(State of Incorporation)	(I.R.S. Employer Identification)

Principal Executive Offices:
3108 Gabbert Drive, Suite 210
Cameron Park, CA 95682
(530) 677-5974

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The issuer’s revenues for its most recent fiscal year were $0.

As of April 16, 2007 the aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and ask price on such date was approximately $38,046,734 based upon the closing price of $0.52 per share.

As of April 16, 2007, the Registrant had outstanding 86,637,711 shares of common stock.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

Documents Incorporated by Reference

Certain exhibits required by Item 13 have been incorporated by reference from Firstgold’s previously filed Form 8-K’s, Form 10-QSB and Form 10-KSB.

i

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

Firstgold Corp. (“we,” “us,” “our” or “Firstgold”) has embarked on a business strategy whereby it will invest in, explore and if warranted, conduct mining operations of its current mining properties and other mineral producing properties. Firstgold is a public company that in the past has been engaged in the exploration, acquisition and development of gold-bearing properties in the continental United States. Currently, Firstgold’s principal assets include various mineral leases associated with the Relief Canyon Mine located near Lovelock, Nevada along with various items of mining equipment and improvements located at that site. Firstgold has also entered into a joint venture intended to explore additional mining properties known as the Red Caps Project and Crescent Valley Project, both of which are located in Lander County, Nevada. Firstgold has also secured rights to explore approximately 35,000 acres of property located in Elko County, Nevada.

From 1995 until the beginning of 2000, Firstgold had followed the above described business activity focusing on the exploration and mining of gold and silver ore deposits. At the beginning of 2000, Firstgold’s business strategy became focused on investing in Internet start-up companies. That strategy was not successful and by mid-2001 Firstgold had abandoned such investments. From approximately July 2001 until February 2003 Firstgold had been inactive. During the period of inactivity, ASDi LLC, an entity controlled by A. Scott Dockter who is also the Chairman and CEO of Firstgold, has made the necessary expenditures to maintain the current status of the Relief Canyon mining claims. In February 2003, Firstgold resumed its business of acquiring, exploring and if warranted developing its mining properties.

Firstgold's mailing address is 3108 Gabbert Drive, Suite 210, Cameron Park, CA 95682 and its telephone number is (530) 677-5974.

The Company

Firstgold Corp., a Delaware corporation, has been engaged in the acquisition, development and exploration of gold-bearing properties in the continental United States since 1995. In fiscal 1999 Firstgold placed its only remaining property, the Relief Canyon Mine, located in Pershing County, Nevada, on a care and maintenance status. During fiscal 2000, Firstgold executed a contract to sell the Relief Canyon Mine to A. Scott Dockter, Chairman of Firstgold; however the sale was never completed and the asset remains the property of Firstgold. It is now Firstgold’s intention to resume mining at the Relief Canyon Mine. See “Business” below for further detail.

Firstgold’s independent accountants have included a “going concern” explanatory paragraph in their report dated May 16, 2007 on Firstgold’s financial statements for the fiscal year ended January 31, 2007, indicating substantial doubt about Firstgold’s ability to continue as a going concern (See Note 2 of Financial Footnotes). If Firstgold’s exploration program is not successful or if insufficient funds are available to carry out Firstgold’s development plans, then Firstgold will not be able to execute its business plan.

For financial information regarding Firstgold, see “Financial Statements.”

Business

Firstgold is an “exploration stage” company engaged in the search and/or verification of ore deposits (reserves) in its property. Our business will be to acquire, explore and, if warranted, develop various mining properties located in the state of Nevada. We plan to carryout comprehensive exploration and development programs on our properties. While we currently plan to fund and conduct these activities ourselves, we may in the future outsource some of these activities through the use of various joint venture, royalty or partnership arrangements pursuant to which other companies would agree to finance and carryout the exploration and development programs on our mining properties. Our current plan will require the hiring of various mining employees to perform exploration and mining activities for our various mining properties.

Properties

Relief Canyon Mine

The Relief Canyon Mine is an open-pit, heap leaching operation located approximately 110 miles northeast of Reno, Nevada. Firstgold held 50 unpatented mining claims covering approximately 1000 acres until October 2004 at which time Firstgold completed re-staking the Relief Canyon mill site and lode claims. Firstgold currently holds a total of 146 claims including 120 mill site claims and 26 unpatented mining claims. The annual payments to maintain these claims are approximately $15,600. The mine is readily accessible by improved roads. Water for mining and processing operations is provided by two wells located on the property in close proximity to the mine and processing facilities. Power is provided by a local rural electric association and phone lines are present at the mine site. Relief Canyon is located in the Humboldt Range, a mining district in Pershing County, Nevada.

Background and History

On January 10, 1995, Firstgold purchased the Relief Canyon mine from J.D. Welsh & Associates for $500,000. The mine at that time consisted of 39 unpatented lode mining claims covering approximately 780 acres and a lease for access to an additional 800 acres contiguous to the 39 claims located on Firstgold’s property. Located on the property are, a building containing five carbon tanks and a boiler for carbon strip solution, four detoxified leach pads, a preg pond for gold bearing solution, a barren pond for solution from which gold had been removed, water rights, and various permits. From acquisition through November 1997, Firstgold refurbished the processing facilities by the purchase and installation of all equipment required to process the gold bearing leach solution when the mine was returned to production in 1997. During 1997, Firstgold staked an additional 402 claims. However, subsequent to January 31, 1998, Firstgold reduced the total claims to 50 (covering approximately 1,000 acres). In 1999 Firstgold placed the mine in a care and maintenance status.

If mining operations are not resumed at the Relief Canyon mine, it is possible Firstgold may be required to reclaim the mine. Reclamation consists of recontouring the four heaps to a 3:1 slope, sale and removal of the building and its contents, evaporation of all water in both ponds and burial of the building foundation and floor within the ponds' liners under the soil contained in the pond berms. Finally, native vegetation must be re-established in all areas of disturbance.

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

Plan for Relief Canyon

Based on past exploration by us and work done by others, we believe the Relief Canyon Mine presents the potential for gold bearing ore deposits which will hopefully be validated through further exploration of additional mining claims.

The Relief Canyon properties include 146 millsite claims and unpatented mining claims contained in about 1,000 acres.

Firstgold’s operating plan is to place the most promising mining targets into production during the 2007 calendar year, and use the net proceeds from these operations, if any, to fund expanded exploration and development of its entire property holdings. By this means, Firstgold intends to progressively enlarge the scope and scale of the mining and processing operations, thereby increasing Firstgold’s annual revenues and eventually its net profits.

Firstgold’s goals for environmental protection and reclamation are for minimal environmental disturbance during mining, and reclamation and/or restoration of the disturbed area after mining ceases. The economics of Firstgold’s operations will permit this environmentally responsible plan of operations.

We will initially focus on exploring the North Relief Canyon mining property. We recently posted a $613,500 reclamation bond with the Nevada Bureau of Mining Regulations and Reclamation (“BMRR”) which allows us to apply for new permits for mining and processing on the property. Posting the reclamation bond, completes the Activities of Compliance mandated by the Bureau of Land Management (“BLM”) and Nevada Department of Environmental Protection (“NDEP”) before any work can commence. We have completed approximately 75% of all the environmental work required by NDEP in the Administrative Order of Consent issued May 2005 (the AOC). The purpose of the AOC is to bring the Relief Canyon mine up to current environmental compliance.

In September 2006, we submitted our “Application for Water Pollution Control Permit and Design Report” with the NDEP. This document provides the BLM and NDEP with information regarding the characteristics of the site, proposed management of process fluids, monitoring and tentative plans for the eventual closure of operations. In addition, this fulfills Nevada state requirements and illustrates the plan to prevent undue degradation of public lands while the Relief Canyon Mining Project is in operation.

On September 25, 2006 we submitted our “Plan of Operations” for the Relief Canyon Mining Project to the NDEP. The Plan contains extensive details on how the mine will operate once in production. The Plan includes an intention to reprocess the existing heaps containing approximately 8 million tons of ore and the construction of a new heap leach pad. The Plan also includes facilities and processes which are compliant with our “Green Initiative” to construct and operate an environmentally conscience project.

On October 19, 2006 we received notice from the NDEP that we would be allowed to attach our current Plan of Operations as an amendment to a previous Plan of Operations submitted in 1996. This consolidation of Plans is expected to significantly reduce the processing time and documentation necessary to secure our production permit from the NDEP which will allow us to commence processing ore at the Relief Canyon Mining Project. On April 9, 2007 we received notice from the NDEP that Firstgold’s Plan of Operation had been reinstated. With this approval, Firstgold is allowed to proceed at Relief Canyon with onsite construction, drilling, operations and, if deemed appropriate, production, subject to final determination and posting of reclamation bonds.

To assist us in this effort, we have retained Dyer Engineering Consultants, Inc. as our lead engineering firm for the permitting and compliance engineering work at the Relief Canyon, Crescent Valley and Red Caps exploration projects in Nevada.

Once we have achieved environmental compliance, we can proceed with the permits to commence full scale exploration and mining activities. The estimated time for completing the permitting process is between six months to nine months. However, upon posting the reclamation bond, we are able to carry on limited operations pending full permitting for full mining operations.

Description of Past Exploration and Existing Exploration Efforts

Over 400 reverse circulation holes have been drilled at the Relief Canyon project. Of the 400 holes drilled, 106 had intercepts of gold bearing ore structures of 0.1 gold/ton content. Additionally there are numerous holes with several feet of 0.09 - 0.099 gold/ton content.

The mineral zone of Relief Canyon is open ended on three sides. It is projected that additional drilling will increase the size of possible reserves. Most of the drilling to date was targeted for open pit mining, resulting in shallow holes which did not test for possible deeper ore deposits. A significant number of deep holes with 0.3 gold/ton and better were drilled on the North end of the property. This area is targeted for initial underground mining development. Additional exploration holes will be drilled when underground mining commences throughout the various ore zones to determine future development. Firstgold has acquired one mobile drilling rig to conduct this drilling program and is seeking to acquire or rent a second drilling rig.

Typically, grade values of the Relief Canyon drill holes are reduced as a result of finds being lost down the hole or vented out as dust. Actual mining and recovery of gold in the milling process will determine the loss if any which could be as much as 30%.

Possible Underground Mining Efforts

We will pursue exploration drilling to further identify areas of possible gold-bearing ore deposits. Results of this additional drilling will allow us to better evaluate whether eventual underground mining efforts may be justified. Future development of our underground mining activity will also be dependent on the availability of adequate capital to initiate and sustain this effort. Underground mining is very expensive costing in the range of $600 to $1,000 per linear foot of underground development.

Ore Processing Facilities

In October 2006, we commenced revitalization of our process solution ponds. The existing Pregnant and Barren ponds, which manage the process solutions, are being cleaned and relined with the latest technology of fluid containment. In keeping with our “Green Initiative,” this will include new leak detection equipment and protocols. In addition, a new solution transmission channel will be constructed between the site of the proposed heap leach pad and the existing solution ponds. Upon completion, we plan to process approximately 8 million metric tons of existing lower grade oxide ores by heap leaching. Heap leaching consists of stacking crushed or run-of-mine ore in impermeable ponds, where a weak cyanide solution is applied to the top surface of the heaps to dissolve the gold.

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

Crescent Valley and Red Caps Mine

Overview

The Crescent Valley and Red Caps properties consist of two leases of unpatented mining claims for which ASDi LLC is the lessee. ASDi LLC and Firstgold are the only parties to an Operating Agreement for and the only members of the Crescent Red Caps LLC, a Nevada limited liability company (“Crescent Red Caps LLC”). The terms of the Operating Agreement for Crescent Red Caps LLC provided for the assignment of the two leases by ASDi LLC to Crescent Red Caps LLC. and provided for Firstgold to own a 22.22% interest and be the Manager and the remaining 77.78% interest to be held by ASDi LLC, a California limited liability company owned by A. Scott Dockter, Chairman and CEO of Firstgold. Additionally, by the terms of the Operating Agreement, Firstgold, by making expenditures over three years (January 2006 - January 2009) aggregating $2,700,000, can acquire a 66.66% overall interest in the Crescent Red Caps LLC. Firstgold would then have the opportunity to purchase the remaining Crescent Red Caps LLC interest held by ASDi LLC based on the results of the exploration work contemplated by these additional expenditures.

The properties are subject to two leases held by individuals and trusts affiliated with Sam Bida and Leon Belaustegui. The leases were entered into on May 16, 2003 with regard to the Red Caps property and September 3, 2003 with regard to the Crescent Valley property between the lessors and ASDi, LLC as lessee. The two leases include approximately 135 unpatented mining claims and cover approximately 2700 acres. All gold, silver and other mineral production by Crescent Red Caps LLC is subject to a 3% net smelter return (“NSR”) royalty payable to the lessors except for barite which is subject to a 10% royalty on ore produced from claims covered by the leases.

On October 13, 2006 and November 1, 2006 the lessors gave notices of termination of the Crescent Valley and Red Caps leases, respectively. The lessors are claiming that the assignment of the leases by ASDi LLC to Crescent Red Caps LLC was either ineffective or in breach of the leases. While ASDi LLC disputes the lease terminations, the matter has yet to be resolved. On February 8, 2007, the lessors filed a lawsuit seeking to terminate the leases (see the section “Legal Proceedings” below). Firstgold will expend only limited funds on its exploration program on the properties until this lease dispute is resolved.

Property

The Crescent Valley and Red Caps properties are located in northeastern Nevada, approximately 60 miles southwest of Elko, Nevada in Lander County. The properties are accessed via Nevada State Highway 306, which extends southward from U.S. Interstate 80, both of which are paved roads.

The Cortez area of interest comprises approximately 640,000 acres along the Cortez/Battle Mountain trend. The two leases controlled by Crescent Red Caps LLC include approximately 135 unpatented mining claims and cover approximately 2700 acres located along the Cortez/Battle Mountain trend. Currently no exploration, development or mining permits have been granted for the areas covered by the leases.

Geology and Mineralization

The Crescent Red Caps properties are situated along the Cortez/Battle Mountain trend in north-central Nevada. The principal exploration sites are located on the southwest and south sides of Crescent Valley, which was formed by basin and range extensional tectonism. Mineralization is sedimentary rock-hosted and consists of micron-sized free gold particles that are disseminated throughout the host rock, commonly in association with secondary silica, iron oxides or pyrite.

Exploration and Development

Approximately 17,000 feet of exploration drilling has been completed in two different drill programs conducted by prior owners in 1991 and 1996. Gold mineralization encountered both in drilling and in surface sampling is tightly structurally controlled and is confined to narrow shears and fractures developed mainly in the non-reactive cherts and argillites. Future drill programs will test for more extensive bodies of mineralization. Upward migration of gold mineralization from a stockwork system or replacement mineralization of a more reactive host rock at depth could produce the type of anomalous gold concentrations found at the prior drill sites.

The exploration potential in the immediate project areas remains positive. The exploration plan will be to conduct 40,000 feet of additional exploration drilling at the Red Caps property adjoining Barrick Gold’s Pipeline projects in the Eureka-Cortez-Battle Mountain Trend, to better delineate the extent of mineralization at the Red Caps area. The deep hole drilling program involves drilling exploratory holes to a depth of between 1000 ft. and 3000 ft. However, only a limited exploration program will be commenced unless and until the leasehold interest of Crescent Red Caps LLC is confirmed.

Antelope Peak

On October 24, 2006, we entered into a Mineral Lease Agreement with the owners of approximately 35,000 acres of property located in Elko County, Nevada (the “Antelope Peak” property). The Lease allows Firstgold the exclusive right to explore for and, if warranted, develop gold, silver and barite minerals on the leased property. The Lease has an initial term of five (5) years; however the term can be automatically extended thereafter for so long as Firstgold is engaged in mining operations.

Industry Overview

The gold mining and exploration industry has experienced several factors recently that are favorable to Firstgold as described below.

The spot market price of an ounce of gold has increased from a low of $253 in February 2001 to a high of $730 in May 2006. The price was $679 as of April 30, 2007. This current price level has made it economically more feasible to produce gold as well as made gold a more attractive investment for many. Firstgold is projecting a cash cost per ounce of gold produced in a range of $170 to $225. Accordingly, the gross margin per ounce of gold produced per the historical spot market price range above provides significant profit potential if we are successful in identifying and mining gold at Relief Canyon mine.

By industry standards, there are generally four types of mining companies. Firstgold is considered an “exploration stage” company. Typically, an exploration stage mining company is focused on exploration to identify new, commercially viable gold deposits. “Junior mining companies” typically have proven and probable reserves of less then one million ounces of gold, generally produces less then 100,000 ounces of gold annually and / or are in the process of trying to raise enough capital to fund the remainder of the steps required to move from a staked claim to production. “Mid-tier” and large mining (“senior”) companies may have several projects in production plus several million ounces of gold in reserve.

Generally gold reserves have been declining for a number of years for the following reasons:

•	The extended period of low gold prices from 1996 to 2001 made it economically unfeasible to explore for new deposits for most mining companies.

•	The demand for and production of gold products have exceeded the amount of new reserves added over the last several consecutive years.

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

Competition

Of the four types of mining companies, we believe junior companies represent the largest group of gold companies in the public stock market. All four types of mining companies may have projects located in any of the gold producing continents of the world and many have projects located near the Relief Canyon, Red Caps and Crescent Valley mines in Nevada. Many of our competitors have greater exploration, production, and capital resources than we do, and may be able to compete more effectively in any of these areas. Firstgold’s inability to secure capital to fund exploration and possible future production capacity, would establish a competitive cost disadvantage in the marketplace which would have a material adverse effect on its operations and potential profitability.

We also compete in the hiring and retention of experienced employees. Consequently, we may not be able to hire qualified miners or operators in the numbers or at the times desired.

Employees

As of January 31, 2007, we had eight full-time employees and one part-time employee. We anticipate hiring additional employees during the current year to work on the mining sites in Nevada as our exploration program is initiated. While skilled equipment and operations personnel are in demand, we believe we will be able to hire the necessary workers to implement our exploration program. Our employees are not expected to be subject to a labor contract or collective bargaining agreement. We consider our employee relations to be good.

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

Regulation of Mining Activity

Firstgold’s mining properties, including care and maintenance, exploration, development and possible future production activities, is subject to environmental laws, policies and regulations. These laws, policies and regulations regulate, among other matters, emissions to the air, discharges to water, management of waste, management of hazardous substances, protection of natural resources, protection of endangered species, protection of antiquities and reclamation of land. The mines are also subject to numerous other federal, state and local laws and regulations. At the federal level, the mines are subject to inspection and regulation by the Division of Mine Safety and Health Administration of the Department of Labor (“MSHA”) under provisions of the Federal Mine Safety and Health Act of 1977. The Occupation and Safety Health Administration (“OSHA”) also has jurisdiction over certain safety and health standards not covered by MSHA.

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

On June 9, 2005, we received permission from the NDEP to commence designated environmental activities previously requested by us. In January 2006, we made a cash deposit of $243,204 to cover future reclamation costs as required by the NDEP for the Relief Canyon Mine. As indicated previously, in September 2006 we submitted our Application for Water Pollution Control Permit and Design Report for the Relief Canyon project. We are now moving forward with the permitting process that will allow us to perform additional exploration, development and mining operations. The Red Caps and Crescent Valley properties currently are not part of any permitting process. During fiscal 2007 we filed the necessary permit applications to allow initial exploration activities to begin at both properties.

On October 19, 2006 we received notice from the NDEP that we would be allowed to attach our current Plan of Operations for Relief Canyon submitted on September 15, 2006 as an amendment to the previous Plan of Operations submitted in 1996. This consolidation of Plans is expected to significantly reduce the processing time and documentation necessary to secure our production permit from the NDEP for the Relief Canyon project. We are also required to increase the reclamation cost deposit from $243,204 to $613,500 which will be placed in a blocked account with our bank in Sacramento, California. The increased deposit was made in March 2007. On April 9, 2007 we received notice from the NDEP that Firstgold’s Plan of Operation has been reinstated. With this approval, Firstgold is allowed to commence onsite operations subject to final determination and posting of reclamation bonds.

On November 16, 2006, the NDEP notified Firstgold of certain violations that had occurred pertaining to the unauthorized release of water from one of the preg ponds at the Relief Canyon mining site in early November 2006. While such violation is not expected to affect the permitting process or exploration program at the Relief Canyon Mine site, a monetary fine is anticipated which is not expected to have a material adverse effect on Firstgold’s business.

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

The State of Nevada, where our mine properties are located, adopted the Mined Land Reclamation Act (the “Nevada Act”) in 1989 which established design, operation, monitoring and closure requirements for all mining facilities. The Nevada Act has increased the cost of designing, operating, monitoring and closing mining facilities and could affect the cost of operating, monitoring and closing existing mine facilities. The State of Nevada also has adopted reclamation regulations pursuant to which reclamation plans must be prepared and financial assurances established for existing facilities. The financial assurances can be in the form of cash placed on deposit with the State or reclamation bonds underwritten by insurance companies. The State of Nevada has requested financial assurances from or a posting of a bond by us in the amount of $464,000. We developed a specific reclamation plan of the Relief Canyon Mine and began implementation of the plan in April 2005. This work was completed in the summer of 2005. As a result of completing the work, the State of Nevada reduced the financial assurance amount to $243,204 which we have deposited in a blocked account with our bank in Sacramento, California. In March 2007, we increased the reclamation cost deposit to $613,500. We have now completed the Activities of Compliance required by BLM and NDEP which was a prerequisite to the issuance of mining permits. Our ability to commence full mining operations at the Relief Canyon Mine is subject to our obtaining all necessary mining permits.

Environmental Regulations

Legislation and implementation of regulations adopted or proposed by the United States Environmental Protection Agency (“EPA”), the BLM and by comparable agencies in various states directly and indirectly affect the mining industry in the United States. These laws and regulations address the environmental impact of mining and mineral processing, including potential contamination of soil and water from tailings discharges and other wastes generated by mining companies. In particular, legislation such as the Clean Water Act, the Clean Air Act, the Federal Resource Conservation and Recovery Act (“RCRA”), the Environmental Response, Compensation and Liability Act and the National Environmental Policy Act require analysis and/or impose effluent standards, new source performance standards, air quality standards and other design or operational requirements for various components of mining and mineral processing, including gold-ore mining and processing. Such statutes also may impose liability on us for remediation of waste we have created.

Gold mining and processing operations by an entity would generate large quantities of solid waste which is subject to regulation under the RCRA and similar state laws. The majority of the waste which is produced by such operations is “extraction” waste that EPA has determined not to regulate under RCRA's "hazardous waste" program. Instead, the EPA is developing a solid waste regulatory program specific to mining operations under the RCRA. Of particular concern to the mining industry is a proposal by the EPA entitled “Recommendation for a Regulatory Program for Mining Waste and Materials Under Subtitle D of the Resource Conservation and Recovery Act” (“Strawman II”) which, if implemented, would create a system of comprehensive Federal regulation of the entire mine site. Many of these requirements would be duplicates of existing state regulations. Strawman II as currently proposed would regulate not only mine and mill wastes but also numerous production facilities and processes which could limit internal flexibility in operating a mine. To implement Strawman II the EPA must seek additional statutory authority, which is expected to be requested in connection with Congress' reauthorization of RCRA.

We also are subject to regulations under (i) the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA" or “Superfund”) which regulates and establishes liability for the release of hazardous substances and (ii) the Endangered Species Act (“ESA”) which identifies endangered species of plants and animals and regulates activities to protect these species and their habitats. Revisions to “CERCLA” and “ESA” are being considered by Congress; however, the impact of these potential revisions on us is not clear at this time.

The Clean Air Act, as amended, mandates the establishment of a Federal air permitting program, identifies a list of hazardous air pollutants, including various metals and cyanide, and establishes new enforcement authority. The EPA has published final regulations establishing the minimum elements of state operating permit programs. Firstgold will be required to comply with these EPA standards to extent adopted by the State of Nevada.

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

We believe that our care and maintenance operation at the Relief Canyon Mine, as it exists today, is in substantial compliance with federal and state regulations and is consistent with our Green Initiative approach to environmental impact and that no further significant capital expenditures for environmental control facilities will be required unless and until production resumes at the site. We also believe we are in substantial compliance with the same federal and state regulations at the Red Caps and Crescent Valley properties as no exploration, development or mining activities have yet commenced there.

Factors Affecting Firstgold's Business

We are a development stage company and an investment in, or ownership position in our common stock is inherently risky. Some of these risks pertain to our business in general, and others are risks which would only affect our common stock. The price of our common stock could decline and/or remain adversely affected due to any of these risks and investors could lose all or part of an investment in our company as a result of any of these risks coming to pass. Readers of this Report should, in addition to considering these risks carefully, refer to the other information contained in this Report, including disclosures in our financial statements and all related notes, for a full description of our business. If any of the events described below were to occur, our business, prospects, financial condition, or results of operations or cash flow could be materially adversely affected. When we say that something could or will have a material adverse effect on Firstgold, we mean that it could or will have one or more of these effects. We also refer readers to the information in this Report, discussing the impact of Forward-Looking Statements on the descriptions contained in this Report and included in the Factors discussed below.

As a development stage company with an unproven business strategy, we may not be able to achieve positive cash flows and our limited history of operations makes evaluation of our future business and prospects difficult. We have been relatively inactive since April 2001. Consequently, we have only recently reactivated our business operations and we have not generated any revenues, other than dividend income, since our reactivation. As a result, we have only a limited operating history upon which to evaluate our future potential performance. Our prospects must be considered in light of the risks and difficulties encountered by new companies which have not yet established their business operations.

We will need additional funds to finance our mining and exploration activities as well as fund our current operations. We currently have limited cash reserves and a working capital deficit of $1,514,459 as of January 31, 2007. Consequently, our ability to meet our long-term obligations in the ordinary course of business is dependent upon our ability to raise additional capital through public or private equity financings, establish increasing cash flow from operations, enter into joint ventures or other arrangements with capital sources, or secure other sources of financing to fund operations.

Our prior and current independent certified public accountants have expanded their opinion contained in our financial statements as of and for the years ended January 31, 1997, through January 31, 2007 to include an explanatory paragraph related to our ability to continue as a going concern, stating, in the audit report dated May 16, 2007, that “the Company has incurred a net loss of $4,728,073 and had negative cash flow from operations of $2,655,050. In addition, the Company had an accumulated deficit of $23,758,605 and a shareholders’ deficit of $4,245,793 at January 31, 2007.” These factors, among others, as discussed in “Note 2- Going Concern” to the financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. The auditors recognize that the cash flow uncertainty makes their basic assumptions about value uncertain. When it seems uncertain whether an asset will be used in a “going concern” or sold at auction, the auditors assume that the business is a “going concern” for purposes of all their work, and then they disclose that there is material uncertainty about that assumption. It is definitely a consequence of our negative cash flows from operations that we continually need additional cash. At any time, a serious deficiency in cash flows could occur and it is not always possible or convenient to raise additional capital. A problem in raising capital could result in temporary or permanent insolvency and consequently potential claims by unpaid creditors and perhaps closure of the business. All of these things are possibilities. It is certain, in any case, that analysts and investors view unfavorably any report of independent auditors expressing substantial doubt about a company's ability to continue as a going concern.

The price of gold has experienced an increase in value over the past five years, generally reflecting among other things relatively low interest rates in the United States; worldwide instability due to terrorism; and a slow recovery from prior global economic slumps. Any significant drop in the price of gold may have a materially adverse affect on the results of our operations unless we are able to offset such a price drop by substantially increased production.

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

Gold exploration is highly speculative in nature. Success in exploration is dependent upon a number of factors including, but not limited to, quality of management, quality and availability of geological expertise and availability of exploration capital. Due to these and other factors, the probability of our exploration program identifying individual prospects having commercially significant reserves cannot be predicted. It is likely that many of the claims explored will not contain any commercially viable reserves. Consequently, substantial funds will be spent on exploration which may identify only a few, if any, claims having commercial development potential. In addition, if commercially viable reserves are identified, significant amounts of capital will be required to mine and process such reserves.

Our mining property rights consist of 78 mill site and unpatented mining claims at the Relief Canyon Mine, our interest in the Crescent Red Caps LLC and our leasehold interest in the Antelope Peak property. The validity of unpatented mining claims is often uncertain and is always subject to contest. Unpatented mining claims are generally considered subject to greater title risk than patented mining claims, or real property interests that are owned in fee simple. In addition, the validity of the lease assignments pertaining to the Crescent Valley and Red Caps properties are currently being contested by the lessors. If title to a particular property is successfully challenged, we may not be able to carryout exploration programs on such property or to retain our royalty interests on that property should production take place, which could reduce our future revenues.

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

We are substantially dependent upon the continued services of A. Scott Dockter, our President. While we have an employment agreement with Mr. Dockter, there is no key person life insurance or disability insurance on Mr. Dockter. While Mr. Dockter expects to spend the majority of his time assisting Firstgold, there can be no assurance that Mr. Dockter’s services will remain available to Firstgold. If Mr. Dockter’s services are not available to us, we would be materially and adversely affected. However, Mr. Dockter has been a significant shareholder of Firstgold since its inception and considers his investment of time and money in Firstgold of significant personal value.

We have entered into a joint venture agreement to pursue the exploration of two mining properties leased by ASDi LLC whose sole manager and majority member is A. Scott Dockter, President and CEO of Firstgold. Consequently, Mr. Dockter has a conflict of interest in this joint venture. Furthermore, ASDi LLC will initially hold a 77.78% interest in a Nevada limited liability company called Crescent Red Caps LLC through which the joint venture will be operated. While Firstgold will be the sole manager of the Crescent Red Caps LLC, Mr. Dockter will be able to control the joint venture activities through his position with the Manager (Firstgold) and through his ownership and control of the majority member (ASDi LLC). While Mr. Dockter will endeavor to always act in the best interest of Firstgold and its stockholders, stockholders will have only limited ability to influence or object to actions taken by the Crescent Red Caps LLC in exploring, developing and capital spending on the joint venture properties.

As of January 31, 2007, Firstgold had approximately 77,839,601 shares of Common Stock outstanding and convertible debentures which are convertible into up to 6,057,143 shares of our Common Stock. Additionally, warrants to purchase a total of 26,592,866 shares of our Common Stock were outstanding as of January 31, 2007. Furthermore, up to an additional 10,000,000 shares of Common Stock could become issuable to the convertible debenture holders if a default were to occur. The possibility that substantial amounts of our outstanding Common Stock may be sold by investors or the perception that such sales could occur, often called "equity overhang," could adversely affect the market price of our Common Stock and could impair our ability to raise additional capital through the sale of equity securities in the future

At the time of entering into the $3,000,000 Secured Convertible Debentures (“Convertible Debentures”) with Cornell Capital Partners, the Fixed Conversion Price was $0.4735 per share which would equal approximately 6,335,797 shares if the entire principal were converted into Firstgold Common Stock. This represents the minimum number of shares issuable upon the conversion of the Convertible Debenture. However, if the market price for Firstgold Common Stock should remain below $0.4735 per share, we would be required to issue substantially more shares of Common Stock upon the conversion of the Convertible Debentures. The issuance of significantly more shares at a lower conversion price would have a dilutive effect to our current stockholders.

ITEM 2. DESCRIPTION OF PROPERTY

Firstgold’s executive office is located at 3108 Gabbert Drive, Suite 210, Cameron Park, California 95672. Firstgold also owns and maintains an office at 1055 Cornell Avenue, Lovelock, Nevada 89419.

Mining Property Rights

Relief Canyon Property

Our mining property rights are represented by 146 unpatented mill site and mining lode claims which were re-staked in October 2004 and June 2006. Unpatented mining claims are generally considered subject to greater title risks than patented mining claims or real property interests that are owned in fee simple. To remain valid, such unpatented claims are subject to annual maintenance fees. As of January 31, 2007, we were current in the payment of such maintenance fees.

In connection with the Securities Purchase Agreement dated September 26, 2006, we executed a Security Agreement in favor of Cornell Capital Partners granting them a first priority security interest in all of our leasehold interests and mining rights to the Relief Canyon property as well as any equipment or improvements located in such property. Cornell Capital Partners also holds a security interest in all of Firstgold’s other assets. The Security Agreement and UCC filing state that if an event of default occurs under the Securities Purchase Agreement, Secured Convertible Debentures or Security Agreement, Cornell Capital Partners have the right to take possession of the collateral, to operate our business using the collateral, and have the right to assign, sell, lease or otherwise dispose of and deliver all or part of the collateral, at public or private sale or otherwise to satisfy our obligations under these agreements.

Red Caps Property

The Red Caps property consist of 96 unpatented mining lode claims. Unpatented mining claims are generally considered subject to greater title risks than patented mining claims or real property interests that are owned in fee simple. To remain valid, such unpatented claims are subject to annual maintenance fees. As of January 31, 2007, Crescent Red Caps LLC was current in the payment of such maintenance fees. ASDi LLC received notice on November 1, 2006 that the lease pertaining to this property was being terminated due to an alleged breach of the lease caused by ASDi LLC’s contribution of the lease to the Crescent Red Caps LLC of which we are a member. While ASDi LLC disputes the breach and the termination, the matter has not yet been resolved. See Item 3 - Legal Proceedings.

Crescent Valley Property

The Crescent Valley property consist of 39 unpatented mining lode claims. Unpatented mining claims are generally considered subject to greater title risks than patented mining claims or real property interests that are owned in fee simple. To remain valid, such unpatented claims are subject to annual maintenance fees. As of January 31, 2007, Crescent Red Caps LLC was current in the payment of such maintenance fees. ASDi LLC received notice on October 13, 2006 that the lease pertaining to this property was being terminated due to an alleged breach of the lease caused by ASDi LLC’s contribution of the lease to the Crescent Red Caps LLC of which we are a member. While ASDi LLC disputes the breach and the termination, the matter has not yet been resolved. See Item 3 - Legal Proceedings.

Dalton Livestock and Winchell Ranch Mineral Lease

On October 24, 2006, we entered into a Mineral Lease Agreement with the owners of approximately 35,000 acres of property located in Elko County, Nevada (the “Antelope Peak” property). The Lease allows Firstgold the exclusive right to explore for and, if warranted, develop gold, silver and barite minerals on the leased property. The Lease includes exploration, mining and access rights, deposit of waste material, mineral processing and water rights. The Lease has an initial term of five (5) years; however the term can be automatically extended thereafter for so long as Firstgold is engaged in mining operations.

Firstgold paid $20,000 upon the signing of the Lease and is required to pay rent of $50,000 per year. Firstgold is required to expend the following sums for exploration work on the premises: first year - $150,000; second year - $450,000; third year - $1,000,000; fourth year - $1,500,000; and fifth year - $2,000,000. In addition, should mining operations be commenced, the Lessors would be entitled to a percentage of net smelter returns ranging from 2% to 5% depending on the price of gold. A finder’s fee of 2,000,000 common shares and 2,000,000 warrants to purchase common shares at a price of $0.50 per common share were issued to an unrelated third party at the date of signing the Lease. The warrants have a term of three years.

Upon conclusion of all mineral exploration and mining operations, if any, Firstgold is required to restore the property.

ITEM 3. LEGAL PROCEEDINGS

On February 4, 2000, a complaint was filed against Firstgold by Sun G. Wong in the Superior Court of Sacramento County, California (Case No. 00AS00690). In the complaint, Mr. Wong claimed that he was held liable as a guarantor of Firstgold in a claim brought by Don Christianson in a breach of contract action against Firstgold. Despite the fact that Firstgold settled the action with Mr. Christianson through the issuance of 350,000 shares of Firstgold Common Stock, Mr. Wong, nevertheless, paid $60,000 to a third party claiming to hold Mr. Christianson’s judgment pursuant to Mr. Wong’s guaranty agreement. Similarly, Mr. Wong alleged that he was held liable as a guarantor for a debt of $200,000 owed by Firstgold to Roger Primm with regard to money borrowed by Firstgold. Mr. Primm filed suit against Firstgold which was settled through the issuance of 300,000 shares of Firstgold Common Stock. Nevertheless, Mr. Wong alleges that he remains liable to a third party claiming to hold Mr. Primm’s judgment for approximately $200,000 pursuant to his guaranty of such debt of Mr. Primm. On December 29, 2000, the superior court entered a default judgment against Firstgold in the amount of $400,553 with regard to the Christianson judgment and an additional $212,500 in regard to the Primm judgment against Mr. Wong. Firstgold believed that Mr. Wong was not obligated to pay any sums pursuant to his guarantees with regard to the Christianson and Primm judgments against Firstgold. On September 26, 2006, the parties signed a Settlement Agreement to resolve this lawsuit. Pursuant to the Settlement Agreement, Firstgold paid Mr. Wong $125,000 and issued him 100,000 shares of restricted common stock on October 4, 2006. Firstgold also made a final payment of $50,000 to Mr. Wong on January 3, 2007. An Acknowledgment of Satisfaction of Judgment was filed by Mr. Wong on January 9, 2007.

On May 18, 2004 Paul Ngoyi filed a petition for involuntary bankruptcy against Firstgold (Case No. BK-N-0451511). Mr. Ngoyi claimed to be the holder of both the Christiansen and Primm judgments against Firstgold and claimed that Firstgold cannot pay such judgments because it is insolvent. Firstgold maintained that Mr. Ngoyi’s claims were invalid as the two judgments were previously satisfied and that Firstgold was not insolvent. A pre-trial hearing was held on April 4, 2005 at which time Firstgold prevailed in having Mr. Ngoyi’s petition dismissed. An order of dismissal was issued May 10, 2005.

On February 8, 2007, a complaint was filed against ASDi, LLC, Crescent Red Caps LLC, Firstgold, and Scott Dockter by the Lessors of the Crescent Valley and Red Caps mining properties. The complaint was filed in the Sixth Judicial District Court of Lander County, Nevada (Case No. 9661). In the complaint the plaintiffs allege that ASDi, LLC wrongfully assigned its lessee rights in the Crescent Valley and Red Caps mining properties to Crescent Red Caps LLC (of which Firstgold is the Managing Member). The complaint seeks the termination of the leasehold rights granted to ASDi, LLC and quiet title and damages. The complaint also seeks an order against Firstgold restricting public claims of ownership or control of the mining properties. ASDi, LLC and Firstgold do not believe the lease assignments were wrongful or even required the Lessors’ consent. Consequently, ASDi, LLC and Firstgold plan to vigorously defend this action. On April 3, 2007, a preliminary hearing was held in which the defendants sought a Summary Judgment to have the leasehold termination notices declared void. The Court did not grant the defendants’ motions thus requiring the matter to proceed to trial on the merits. In addition, the Court will enter an injunction against public claims of ownership of the mining property by defendants. Until this matter is resolved, Crescent Red Caps LLC and/or Firstgold will make limited expenditures on exploration expenses on the leased properties.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Our Common Stock

In July 1997, our Common Stock was approved for quotation on the National Association of Securities Dealers’ Over-the-Counter (“OTC”) Bulletin Board where it traded under the symbol “NGLD” until June 2001. In June 2001, our Common Stock was moved to the “Pink Sheets” published by the Pink Sheets LLC (previously National Quotation Bureau, LLC). On June 7, 2005, our Common Stock was again approved for quotation on the OTC Bulletin Board with its symbol of “NGLD.” Due to our name change to Firstgold Corp., effective December 1, 2006 our trading symbol was changed to “FGOC.” As of April 30, 2007 the closing price of our Common Stock was $0.65 per share.

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

FIRSTGOLD CORP. COMMON STOCK	Low	High
Year Ending January 31, 2007
Fourth Quarter (November-January)	$0.255	$0.39
Third Quarter (August-October)	$0.30	$0.47
Second Quarter (May-July)	$0.19	$0.53
First Quarter (February-April)	$0.14	$0.245

Year Ending January 31, 2006
Fourth Quarter (November-January)	$0.12	$0.225
Third Quarter (August-October)	$0.10	$0.29
Second Quarter (May-July)	$0.20	$0.34
First Quarter (February-April)	$0.15	$0.33

Stockholders

As of January 31, 2007, there were approximately 1,074 holders of record of our Common Stock. This amount does not include stockholders whose shares are held in street name.

Dividend Policy

We have never declared or paid any cash dividends on our Common Stock. We currently anticipate that we will retain all future earnings for the expansion and operation of our business and do not anticipate paying cash dividends in the foreseeable future.

Securities Authorized For Issuance Under Equity Compensation Plans

On July 26, 2006, our Board of Directors adopted the 2006 Stock Option Plan which was submitted to and approved by stockholders at the 2006 annual stockholders meeting held on November 17, 2006. Under the terms of the 2006 Plan, we may grant options to purchase up to 5,000,000 shares of our common stock which can include Incentive Stock Options issued to employees and Nonstatutory Stock Options issuable to employees or consultants providing services to Firstgold on such terms as are determined by our board of directors. Our Board administers the 2006 Plan. Under the 2006 Plan, options vest not less than 20% per year and have 10-year terms (except with respect to 10% stockholders which have five-year terms). If an option holder terminates his/her employment with us or becomes disabled or dies, the option holder or his/her representative will have a certain number of months to exercise any outstanding options. If we sell substantially all of our assets or are a party to a merger or consolidation in which we are not the surviving corporation, then we have the right to accelerate unvested options and will give the option holder written notice of the exercisability and specify a time period in which the option may be exercised. All options will terminate in their entirety to the extent not exercised on or prior to the date specified in the written notice unless an agreement governing any change of control provides otherwise. As of January 31, 2007, options to purchase 2,350,000 shares of common stock had been issued as follows: 500,000 options issued to A. Scott Dockter; 400,000 options issued to James Kluber; 500,000 options issued to Terrence Lynch; 250,000 options issued to Stephen Akerfeldt and Donald Heimler; and 450,000 options issued to other employees for the purchase of Firstgold restricted common stock.

Shares Issuable Upon Conversion of Convertible Debentures

The $3,000,000 principal amount of Convertible Debentures held by Cornell Capital are convertible into shares of our Common Stock at a per share conversion rate at the time of conversion which will be the lower of $0.4735 per share or 95% of the lowest Volume Weighted Average Price of Firstgold’s common stock during the 30 trading days immediately preceding the Conversion Date as quoted by Bloomberg, LP (the “Market Conversion Price”).

The following table sets forth the number of shares which would be issued to Cornell Capital upon the conversion of the $3,000,000 aggregate principal amount of the Debentures at various assumed Market Conversion Prices:

Assumed Market Conversion Price Per Share	Total Shares Issued to Cornell Capital Under the Debenture if Full Conversion(1)
$ 0.4735 or higher	6,335,797
$ 0.40	7,500,000
$ 0.30	10,000,000
$ 0.20	15,000,000
$ 0.10	30,000,000

(1) Does not include conversion of accrued but unpaid interest on the Debenture

Repurchase of Equity Securities

None

Recent Sales of Unregistered Securities

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

During Firstgold's most recent fiscal year ending January 31, 2007, it issued the following securities pursuant to exemptions from registration under the Securities Act:

On January 31, 2007, James W. Kluber, Executive Vice President and Chief Financial Officer of Firstgold, converted $209,251 of convertible debt and interest thereon into 1,630,918 shares of our common stock. The conversion price was $0.15 per share. The issuance of shares upon the conversion of debt was made pursuant to the private placement exemption provided by Section 4(2) of the Securities Act. All shares issued are deemed to be “restricted securities” as defined in Rule 144 under the Securities Act and the stock certificate bears a legend restricting the resale thereof.

On January 9, 2007, we issued options to purchase an aggregate of 250,000 shares of our common stock to a new director from our newly adopted 2006 Stock Option Plan. The options are exercisable at $0.50 per share. The options fully vest after one year and expire in ten years.

On October 26, 2006 Firstgold issued 2,000,000 shares of restricted common stock and warrants to purchase 2,000,000 shares of restricted common stock immediately exercisable at a price of $0.50 per share. The shares and warrants were issued to one investor as a finder’s fee related to the Antelope Peak Lease.

On October 4, 2006 Firstgold issued 100,000 shares of restricted common stock to one person in partial settlement of an existing litigation matter.

On September 26, 2006, Firstgold entered into a Securities Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”), as amended on November 1, 2006, in connection with a private placement of convertible debentures, in the aggregate principal amount of $3,000,000 and bearing interest of 8% per annum (the “Debentures”). The Debentures were funded $1,000,000 on September 26, 2006, $1,000,000 on December 1, 2006 and $1,000,000 March 16, 2007. The Debentures are due and payable three years from the date of issue unless they are converted into shares of the Company’s common stock or are repaid prior to their expiration date. Additionally, pursuant to the Purchase Agreement, the investor was issued warrants (the “Warrants”) to purchase an aggregate of 3,500,000 shares of Firstgold common stock exercisable at $0.45. The Warrants have a term of four years and are immediately exercisable.

On September 15, 2006, Firstgold issued 1,523,229 shares of restricted common stock in conversion of the remaining $400,000 in principal of outstanding Secured Convertible Debentures held by Cornell Capital Partners from a prior financing transaction. An additional 117,852 shares of restricted common stock was issued in conversion of $30,948 of accrued interest on the Secured Convertible Debentures.

In September 2006, we issued options to purchase an aggregate of 250,000 shares of our common stock to one director from our newly adopted 2006 Stock Option Plan. The options are exercisable at $0.50 per share. The options expire in ten years.

In July 2006, we issued options to purchase an aggregate of 1,350,000 shares of our common stock to three employees and one director from our newly adopted 2006 Stock Option Plan. The options are exercisable at between $0.32 and $0.50 per share. 500,000 of these options expire in five years while the balance of options expire in ten years.

In June 2006, Firstgold issued 2,399,087 shares of restricted common stock in conversion of $600,000 in principal of outstanding Secured Convertible Debentures held by Cornell Capital Partners from a prior financing transaction.

In March 2006 Firstgold issued 500,000 shares of restricted common stock at a price of $0.20 per share to an investor for total proceeds of $100,000. Additionally, 500,000 warrants to purchase common stock at a price of $0.40 per share were issued to the investor. The warrants expire three years from the date of issuance.

In March 2006 $200,000 was funded per the terms of the Debenture referred to in paragraph (i) below. Of the $200,000 funded $20,000 was paid for various loan fees and closing costs. All of the original terms and conditions of the Debenture and related documents remain unchanged.

During Firstgold’s fiscal year ended January 31, 2006, it issued the following securities pursuant to exemptions from registration under the Securities Act:

On January 27, 2006, Firstgold entered into a Securities Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) in connection with a private placement of a convertible debenture, in the principal amount of $1,000,000 and bearing interest of 8% per annum (the “Debenture”). The Debenture will be funded $600,000 at the closing, $200,000 upon the filing of a resale registration statement with the Securities and Exchange Commission and $200,000 upon the registration statement being declared effective. The Debenture is due and payable on January 27, 2009 unless it is converted into shares of the Company’s common stock or is repaid prior to its expiration date. Additionally, pursuant to the Purchase Agreement, the investor was issued warrants (the “Warrants”) to purchase an aggregate of 2,500,000 shares of Firstgold common stock with 1,250,000 warrants exercisable at $0.20 per share and 1,250,000 warrants exercisable at $0.30 per share. The Warrants have a term of four years and are immediately exercisable.

On January 27, 2006 Firstgold issued 2,500,000 shares of commons stock at a price of $0.20 per share to an investor for total proceeds of $500,000. Additionally, 2,500,000 warrants to purchase common stock at a price of $0.40 per share were issued to the investor. The warrants expire three years from the date of issuance. The shares were offered and sold exclusively to individuals residing or entities formed outside the United States and are not deemed to be “U.S. persons” as that term is defined under Regulation S.  Each investor represented that it is purchasing such shares for its own account.  Both the offer and the sale of the Firstgold shares were made outside the United States and are deemed to be “offshore transactions” as that term is defined under Regulation S.  The share certificate contains a legend indicating that such shares can only be transferred in compliance with the provisions of Regulation S.  In light of the foregoing, such sales were deemed exempt from registration pursuant to Regulation S of the 1933 Act.  The shares are deemed to be “restricted securities” as defined in Rule 144 under the 1933 Act.

On January 25, 2006, Firstgold entered into a joint venture with ASDi, LLC to develop two Nevada mining properties known as the Red Caps Project (“Red Caps”) and Crescent Valley Project (“Crescent Valley”). ASDi, LLC, which is owned and managed by A. Scott Dockter, Chairman and CEO of Firstgold, held leases to the Red Caps and Crescent Valley properties. The terms of the joint venture provide for ASDi to contribute the Red Caps and Crescent Valley mining leases to Crescent Red Caps LLC in exchange for Firstgold issuing 2.5 million shares of its common stock and warrants to purchase 2.5 million shares of Firstgold Common Stock at an exercise price of $0.40 per share for a term of three years to ASDi, LLC.

In July 2005, Firstgold issued 12,326,231 shares of common stock at a price of $0.15 per share to the Chief Executive Officer according to the terms of existing notes payable to the officer. The issuance resulted in the repayment of principal and interest totaling $1,848,935.

In April 2005, Firstgold issued 2,000,000 shares of common stock at a price of $0.25 per share to investors for total proceeds of $500,000. Additionally, 1,000,000 warrants to purchase common stock at a price of $0.50 per share were issued to the investors. The warrants expire three years from the date of issuance.

In February 2005, Firstgold issued 500,000 shares of common stock at a price of $0.15 per share to an investor for total proceeds of $75,000. Additionally, 500,000 warrants to purchase common stock at a price of $0.30 per share were issued to the investor. The warrants expire three years from the date of issuance.

During Firstgold’s fiscal year ended January 31, 2005, it issued the following equity securities pursuant to exemptions from registration under the Securities Act:

In January 2005, Firstgold issued 671,667 shares of common stock at a price of $0.15 per share to four investors for total proceeds of $100,750. Additionally, 671,667 warrants to purchase common stock at a price of $0.30 per share were issued to the investors. The warrants expire three years from the date of issuance.

In April 2004, Firstgold borrowed $9,650 from its President, Scott Dockter. The promissory note is not convertible into stock, is due on April 30, 2005, and bears interest at 8% per year. In connection with the loans, warrants to purchase 64,333 shares of Firstgold common stock have been issued. The warrants have been valued using the Black-Scholes option pricing model. The warrants were issued at $0.15 per share and expire in five years from the date of issuance.

In July 2004, Firstgold borrowed $8,500 from its President, Scott Dockter. The promissory note is not convertible into stock, is due on July 31, 2005, and bears interest at 8% per year. In connection with the loans, warrants to purchase 56,667 shares of Firstgold common stock have been issued. The warrants have been valued using the Black-Scholes option pricing model. The warrants were issued at $0.15 per share and expire in five years from the date of issuance.

In October 2004, Firstgold borrowed $3,081 from its President, Scott Dockter. The promissory note is not convertible into stock, is due on in one year and bears interest at 8% per year. In conjunction with this loan, the President was issued warrants to purchase 20,540 shares of Firstgold’s common stock of $0.15 per share. In addition, new convertible promissory notes were issued to Scott Dockter, Firstgold’s CEO and James Kluber, Firstgold’s CFO in the principal amounts of $1,402,742 and $209,251, respectively. The notes bear interest at 8% per annum and are due September 30, 2005. In connection with the issuance of these notes, Firstgold issued warrants to purchase 5,798,140 and 1,395,007 shares of common stock to its Chief Executive Officer and Chief Financial Officer, respectively.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

For more detailed financial information, please refer to the audited January 31, 2007 Financial Statements included in this Form 10-KSB.

Caution about forward-looking statements

This Form 10-KSB includes “forward-looking” statements about future financial results, future business changes and other events that haven’t yet occurred. For example, statements like we “expect,” we “anticipate” or we “believe” are forward-looking statements. Investors should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties about the future. We do not undertake to update the information in this Form 10-KSB if any forward-looking statement later turns out to be inaccurate. Details about risks affecting various aspects of Firstgold’s business are discussed throughout this Form 10-KSB and should be considered carefully.

Plan of Operation for the Next Twelve Months

Certain key factors that have affected our financial and operating results in the past will affect our future financial and operating results. These include, but are not limited to the following:

•	Gold prices, and to a lesser extent, silver prices;

•	Current mineralization at the Relief Canyon Mine are estimated by us (based on past exploration by Firstgold and work done by others).

•
Our proposed exploration of properties now include 146 millsite and unpatented mining claims contained in about 1000 acres of the Relief Canyon Property; and may eventually include the 96 unpatented mining claims contained in about 1900 acres of the Red Caps Property; the 39 unpatented mining claims contained in about 750 acres of the Crescent Valley Property; and the 35,000 acre Antelope Peak property.

•
Our operating plan is to commence exploration work on the Relief Canyon mining property during 2007. We expect this exploration program to continue through the end of 2007. During 2007, we plan to resume heap leaching at the Relief Canyon mine and we anticipate realizing production revenue from the Relief Canyon mine thereafter. Through the sale of additional securities and/or the use of joint ventures, royalty arrangements and partnerships, we intend to progressively enlarge the scope and scale of our exploration, mining and processing operations, thereby potentially increasing our chances of locating commercially viable ore deposits which could increase both our annual revenues and ultimately our net profits. Our objective is to achieve annual growth rates in revenue and net profits for the foreseeable future.

•
We expect to make capital expenditures in calendar years 2007, 2008 and 2009 of between $10 million and $15 million, including costs related to the exploration, development and operation of the Relief Canyon mining property. We will have to raise additional outside capital to pay for these activities and the resumption of exploration activities and possible future production at the Relief Canyon mine.

•
Additional funding or the utilization of other venture partners will be required to fund exploration, research, development and operating expenses at the Red Caps, Crescent Valley and Antelope Peak properties. In the past we have been dependent on funding from the private placement of our securities as well as loans from related and third parties as the sole sources of capital to fund operations.

Results of Operation

Our current business strategy is to invest in, explore and if warranted, conduct mining operations of our current mining properties and other mineral producing properties. Firstgold is a public company that in the past has been engaged in the exploration, acquisition and development of gold-bearing properties in the continental United States. Currently, our principal assets include various mineral leases associated with the Relief Canyon Mine located near Lovelock, Nevada along with various items of mining equipment and improvements located at that site. We have also entered into (i) a joint venture intended to allow exploration of additional mining properties located in Lander County, Nevada (and currently subject to litigation) and (ii) a mineral lease to explore approximately 35,000 acres of property located in Elko County, Nevada.

Operating Results for the Fiscal Years Ended January 31, 2007 and 2006

Although we commenced efforts to re-establish our mining business early in fiscal year 2004, no mining operations have commenced and no revenues have been recognized during the fiscal years 2005, 2006 and 2007, respectively. We have granted a 4% net smelting return royalty to a third party related to the Relief Canyon mining property which has been recorded as an $800,000 deferred option income.

During the fiscal year ended January 31, 2007 we spent $1,591,497on exploration, reclamation and maintenance expenses related to our mining properties. Exploration, reclamation and maintenance expenses expended during the year ended January 31, 2006 were $132,166. These expenses relate primarily to maintenance and retention costs required to maintain our mining claims. We incurred operating expenses of $1,955,816 during the year ended January 31, 2007. Of this amount, $850,869 reflects director, officer and staff compensation and related payroll taxes during the year, $445,940 reflect fees for outside professional services, and $396,361 for promotional expense. A large portion of the outside professional services reflects legal and accounting work pertaining to our annual and quarterly reporting on Form 10-KSB and preparation of two SB-2 registration statements occurring in fiscal year 2007. During the year ended January 31, 2006 we incurred operating expenses of $674,778 of which $374,000 represents officer compensation and related payroll taxes, and $157,446 reflect fees for outside professional services. It is anticipated that both mining costs and operating expenses will increase significantly as we resume our exploration program and mining operations.

We incurred interest expense of $596,975 during the year ended January 31, 2007 which compares to interest expenses of $941,347 incurred during the year ended January 31, 2006. The amount of loans outstanding during fiscal year 2007 increased by $1,722,615 compared to fiscal year 2006, which was primarily the result of the increase in convertible debentures of $2,050,000 during fiscal 2007. The higher interest expense during fiscal year 2006 was primarily due to the increase in accretion of warrants issued in October 2004 as a debt discount.

In conjunction with the Convertible Debentures issued during fiscal 2007, we allocated the proceeds received between convertible debt and the detachable warrants based upon the relative fair market values on the date the proceeds were received. Subsequent to the initial recording, the change in the fair value of the detachable warrants, determined under the Black-Scholes option pricing formula, and the change in the fair value of the embedded derivative in the conversion feature of the convertible debentures are recorded as adjustments to the liabilities at January 31, 2007 and 2006. This resulted in $616,493 of expense relating to the change in the fair value of Firstgold’s stock reflected in the change in the fair value of the warrants and derivatives (noted above) and is included as other income (expense). This expense was $37,418 for the fiscal year ending January 31, 2006.

Due to the fact that the joint venture with ASDi LLC was a related party transaction with no independent appraisal as to value, the joint venture was assigned a zero value for accounting purposes and the $859,522 of securities paid by Firstgold during fiscal year 2006 was recorded as a loss for accounting purposes.

Our total net loss for the year ended January 31, 2007 increased to $4,728,070 compared to a net loss of $2,645,231 incurred for the fiscal year ended January 31, 2006. The larger net loss in fiscal year 2007 reflects the substantial increase in operating expenses as we reactivate our mining activities, the increase in operating expense from additional staffing levels as well as costs associated with capital raising activities, and a continued lack of revenues recognized during fiscal year 2007.

Liquidity and Capital Resources

We have incurred significant operating losses since inception which has resulted in an accumulated deficit of $23,758,605 as of January 31, 2007. At January 31, 2007, we had cash and other current assets of $412,752 compared to $701,546 at January 31, 2006 and a net working capital deficit of $1,514,459. Since the resumption of our business in February 2003, we have been dependent on borrowed or invested funds in order to finance our ongoing operations. As of January 31, 2007, we had outstanding debentures and notes payable in the gross principal amount of $2,780,249 (net balance of $3,642,727 after $1,382,643 of note payable discount and $2,245,121 of derivative liabilities) which reflects an increase of $1,722,615 compared to notes payable in the gross principal amount of $1,057,634, (net balance of $1,020,291 after $597,260 of note payable discount and $637,417 of derivative liabilities) as of January 31, 2006.

In January 2006 we made a cash deposit of $243,204 in a blocked account to cover future reclamation costs as required by the Nevada Division of Environmental Protection for the Relief Canyon Mine. On March 28, 2007 we provided the United States Department of the Interior, Bureau of Land Management with a letter of credit which is secured by a certificate of deposit in the amount of $613,500. On April 12, 2007 the Nevada Division of Environmental Protection returned the $243,204 previously held in the blocked account.

On January 25, 2006, Firstgold entered into a joint venture with ASDi, LLC to develop two Nevada mining properties known as the Red Caps Project (“Red Caps”) and Crescent Valley Project (“Crescent Valley”). Pursuant to the Operating Agreement for the Crescent Red Caps LLC, ASDi LLC was to contribute the Red Caps and Crescent Valley mining leases to the Crescent Red Caps LLC in exchange for Firstgold issuing 2.5 million shares of its common stock and warrants to purchase 2.5 million shares of Firstgold common stock at an exercise price of $0.40 per share for a term of three years to ASDi LLC. Pursuant to the joint venture, Firstgold will initially own a 22.22% interest in the Crescent Red Caps LLC, a Nevada limited liability company and ASDi LLC will hold a 77.78% interest. By expending up to $1,350,000 on each project over the next three years, Firstgold can increase its interest in the Crescent Red Caps LLC to 66.66%. Thereafter, Firstgold has the right to purchase the remaining interest in the Crescent Red Caps LLC held by ASDi LLC at a price to be determined by the results of the exploration work conducted.

On January 27, 2006, we entered into a Securities Purchase Agreement and Convertible Debentures in the principal amount of $1,000,000 and bearing interest at 8% per annum. The Debentures were funded $600,000 on January 27, 2006, $200,000 on March 2, 2006 upon the filing of a resale registration statement with the SEC and a final $200,000 on July 18, 2006. On June 29, 2006 $500,000 of the Debenture dated January 27, 2006 was converted into 1,904,037 shares of Firstgold restricted Common Stock and $100,000 of the Debenture dated March 9, 2006 was converted into 495,050 shares of Firstgold restricted Common Stock. On September 15, 2006, the remaining $400,000 of principal Debentures were converted into 1,523,229 shares of Firstgold restricted Common Stock and accrued interest of $30,948 was converted into 117,852 shares of Firstgold restricted Common Stock.

By attempting to resume mining operations, we will require approximately $10 million to $15 million in additional working capital above the amounts realized from the convertible debentures to bring the Relief Canyon Mine into full production. It is our intention to pursue several possible funding opportunities including the sale of additional securities, entering into joint venture arrangements, or incurring additional debt.

Due to our continuing losses from business operations, the independent auditor’s report dated May 16, 2007, includes a “going concern” explanation relating to the fact that Firstgold’s continuation is dependent upon obtaining additional working capital either through significantly increasing revenues or through outside financing. As of January 31, 2007, Firstgold’s principal commitments included its obligation to pay ongoing maintenance fees on 146 unpatented mining claims, the funding arrangement pursuant to the joint venture with ASDi, LLC and the annual minimum rent due on the Winchell Ranch mineral lease.

Our management believes that it will need to raise additional capital to continue to develop, promote and conduct our mineral exploration. Due to our limited cash flow, operating losses and limited assets, it is unlikely that we could obtain financing through commercial or banking sources. Consequently, we are dependent on continuous cash infusions from our major stockholders or other outside sources in order to fund our current operations. Prior to the transactions with Cornell Capital Partners, Firstgold’s president had paid a substantial portion of Firstgold’s expenses since restarting its business in February 2003. Although we believe that our creditors and investors will continue to fund Firstgold’s expenses based upon their significant debt and/or equity interest in Firstgold, there is no assurance that such investors will continue to pay our expenses. If adequate funds are not otherwise available, through public or private financing as well as borrowing from other sources, Firstgold would not be able to establish or sustain its mineral exploration program.

Recent Financing Transaction

On September 26, 2006, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) and other agreements, which were amended on November 1, 2006, with Cornell Capital Partners LP in connection with the private placement of convertible debentures, in the aggregate principal amount of $3,000,000 and bearing interest at 8% per annum (the “Debentures”). The Debentures were issued for $1,000,000 on September 26, 2006, $1,000,000 on December 1, 2006 and $1,000,000 on March 16, 2007. Each Debenture has a three (3) year term from the date of issue unless they are converted into shares of Firstgold Common Stock or are repaid prior to the expiration dates. The conversion rate is adjustable and at any conversion date, will be the lower of $0.4735 per share or 95% of the Market Conversion Price. Consequently, the number of shares of Firstgold Common Stock into which the Debentures may be converted will never be less than 6,335,797 shares but could be substantially more if the average market price of Firstgold’s Common Stock falls below $0.4735.

Firstgold paid a Commitment Fee to Cornell Capital Partners, LP of 9% of gross proceeds or a total of $270,000. Firstgold also paid Yorkshire Advisors, LLC (an affiliate of Cornell Capital Partners) a due diligence fee of $5,000 and a Structuring Fee of $20,000. Net proceeds to Firstgold from this financing was approximately $2,705,000.

In conjunction with the Purchase Agreement, we entered into an Investor Registration Rights Agreement (the “Registration Rights Agreement”). The Registration Rights Agreement requires us to register at least 18,750,000 shares of our Common Stock to cover the conversion of the Debentures (assuming conversion prices substantially below $0.4735) and 3,500,000 shares of our Common Stock issuable upon conversion of warrants (the “Warrants”) granted to the Debenture holder. We are required to keep this Registration Statement effective until the Debentures have been fully converted, repaid, or becomes due and the Warrants have been fully exercised or expire. Both the Debentures and the Warrants are currently convertible or exercisable, respectively.

In conjunction with the Purchase Agreement, we entered into a Security Agreement (the “Security Agreement”). The Security Agreement creates a secured interest in favor of the Debenture holder in our mining interest and assets in the Relief Canyon Mine property. This security interest was created by recordation of an Amended Memorandum of Security Agreement filed in Pershing County, Nevada on November 15, 2006. Consequently, should a default occur under the Debenture, the Debenture holder could take over or sell all of our interests, business and assets associated with the Relief Canyon Mine.

In conjunction with the Purchase Agreement, we granted warrants to purchase 2,000,000 shares of Firstgold Common Stock exercisable at $0.45 per share and 1,500,000 shares exercisable at $0.60 per share. However, on March 16, 2007, the exercise price of the $0.60 per share warrants was changed to an exercise price of $0.45 per share. The Warrants have a term of four years. The exercise price may be reduced if shares of Firstgold’s Common Stock are sold at a price below the Warrant exercise price.

Lastly, in conjunction with the Purchase Agreement, we entered into a Pledge and Escrow Agreement whereby up to an additional 10,000,000 shares of Firstgold Common Stock could be issued to the Debenture holder in the event of a default relating to the Debenture. The precise amount of shares that would be required to be issued to the Debenture holder would depend on the amount of principal and interest outstanding under the Debentures at the time a default was declared.

Pursuant to the Purchase Agreement, for so long as at least $200,000 of principal remains outstanding under the Debentures, the Debenture holder will have approval rights over any major transaction (i.e., merger, stock splits, sale of assets) or any issuance of common or preferred stock by Firstgold with certain exceptions. The Debenture holder will also have a right for a period of 18 months to participate in any additional capital sought to be raised by Firstgold.

On October 10, 2006 we received $650,000 upon the issuance of Convertible Debentures with certain investors which bear interest at 8% per annum and are convertible into shares of Firstgold common stock at the Fixed Conversion Price of $0.4735 per share which would equal approximately 1,372,756 if the entire principal were converted into Firstgold common stock. In conjunction with the Convertible Debentures, we granted 746,843 warrants to purchase shares of Firstgold Common Stock, 426,767 exercisable at $0.45 per share and 320,076 exercisable at $0.60 per share. The Warrants have a term of four years.

Subsequent to the fiscal year end, on April 12, 2007 we received net proceeds of $2,374,200 upon the issuance of Units consisting of 5,673,110 shares of our common stock and warrants to purchase 2,836,555 shares of our common stock at an exercise price of $0.65 per share.

Off-Balance Sheet Arrangements

During the fiscal year ended January 31, 2007, Firstgold did not engage in any off-balance sheet arrangements as defined in Item 303(c) of the SEC’s Regulation S-B.

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

In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This statement is effective for fiscal years beginning after December 15, 2006. The Company is currently in the process of evaluating the expected effect of FIN 48 on its results of operations and financial position.

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

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Post Retirement Plans.”  SFAS No. 158 requires employers to recognize in its statement of financial position an asset or liability based on the retirement plans over or under funded status.  SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company is currently evaluating the effect that the application of SFAS No. 158 will have on its results of operations and financial condition.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). Under the provisions of SFAS 159, companies may choose to account for eligible financial instruments, warranties and insurance contracts at fair value on a contract-by-contract basis. Changes in fair value will be recognized in earnings each reporting period. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Firstgold is required to and plans to adopt the provisions of SFAS 159 beginning in the first quarter of 2008. Firstgold is currently assessing the impact of the adoption of SFAS 159.

ITEM 7. FINANCIAL STATEMENTS

FIRSTGOLD CORP.
FINANCIAL STATEMENTS
FOR THE YEARS ENDED
JANUARY 31, 2007 AND 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Firstgold Corp.

We have audited the balance sheet of Firstgold Corp. (a development stage company) (the “Company”) as of January 31, 2007, and the related statements of operations, comprehensive loss, shareholders' deficit, and cash flows for each of the two years in the period ended January 31, 2007 and the period from January 1, 1995 to January 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Firstgold Corp. as of January 31, 2007, and the results of its operations and its cash flows for each of the two years in the period ended January 31, 2007, and the period from January 1, 1995 to January 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred a net loss of $4,728,073 and had negative cash flow from operations of $2,655,050. In addition, the Company had an accumulated deficit of $23,758,605 and a shareholders’ deficit of $4,245,793 at January 31, 2007. These factors, among others, as discussed in Note 2 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HUNTER, FLEMMER, RENFRO & WHITAKER, LLP

Sacramento, California
May 16, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Newgold, Inc.

We have audited the balance sheet of Newgold, Inc. (a development stage company) (the “Company”) as of January 31, 2006, and the related statements of operations, comprehensive loss, shareholders' deficit, and cash flows for each of the two years in the period ended January 31, 2006 and the period from January 1, 1995 to January 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Newgold, Inc. as of January 31, 2006, and the results of its operations and its cash flows for each of the two years in the period ended January 31, 2006, and the period from January 1, 1995 to January 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred a net loss of $2,645,231 and had negative cash flow from operations of $899,807. In addition, the Company had an accumulated deficit of $19,030,535 and a shareholders’ deficit of $2,960,365 at January 31, 2006. These factors, among others, as discussed in Note 2 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
April 26, 2006

FIRSTGOLD CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET

	January 31,
	2007	2006
ASSETS

Current assets:
Cash	$150,647	$700,224
Travel advance	114,737	1,322
Deposits	7,368	-
Prepaid expense	140,000	-

Total current assets	412,752	701,546

Property, plant and equipment, net of accumulated depreciation of $20,850 and $0 at January 31, 2007 and 2006, respectively	928,029	19,199

Other Assets
Restricted cash	250,981	243,204
Deferred reclamation costs	641,026	270,736

Total other assets	892,007	513,940

Total assets	$2,232,788	$1,234,685

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
Accounts payable	$598,788	$798,233
Accrued expenses	1,198,174	1,305,790
Notes payable	130,249	457,634

Total current liabilities	1,927,211	2,561,657

Long-term liabilities
Convertible debenture and related derivative liabilities
net of unamortized discount of $402,135 and $597,260 and deferred financing costs of $1,382,642 and $77,500 at January 31, 2007 and
2006, respectively	3,110,344	562,657
Accrued reclamation costs	641,026	270,236
Deferred revenue	800,000	800,000

Total long-term liabilities	4,551,370	1,632,893

Total liabilities	6,478,581	4,195,050

The accompanying notes are an integral part of these financial statements.

FIRSTGOLD CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET

	January 31,
	2007	2006
Commitments and contingencies

Shareholders' deficit
Common stock, $0.001 par value
250,000,000 shares authorized at January 31, 2007 and 2006
77,839,601 and 68,104,072 shares issued and outstanding at
January 31, 2007 and 2006, respectively	77,839	68,104
Additional paid in capital	19,434,973	16,002,066
Deficit accumulated during the development stage	(23,758,605)	(19,030,535)

Total shareholders' deficit	(4,245,793)	(2,960,365)

Total liabilities and shareholders' deficit	$2,232,788	$1,234,685

The accompanying notes are an integral part of these financial statements.

FIRSTGOLD CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
For the Years Ended January 31, 2007 and 2006
and for the Period from January 1, 1995 to January 31, 2007

			For the Period
	For the Years Ended		From January 1,
	January 31,		1995 to January
	2007	2006	31, 2007
Net Sales	$-	$-	$-

Exploration and maintenance costs	1,591,497	132,166	1,894,328

Gross loss	(1,591,497)	(132,166)	(1,894,328)
Operating expenses	(1,955,816)	(674,778)	(15,867,824)

Loss from operations	(3,547,316)	(806,944)	(17,762,155)

Other (expense)
Interest income	14,065		86,752
Settlement of liabilities	18,649		18,649
Dividend income			30,188
Other income			6,565
Adjustments to fair value of derivatives	(616,493)	(37,418)	(653,911)
Interest expense	(596,975)	(941,347)	(3,006,012)
Loss from joint venture		(859,522)	(859,522)
Loss on sale of marketable securities			(281,063)
Bad debt expense			(40,374)
Loss on disposal of plant, property
and equipment			(334,927)
Loss on disposal of bond			(21,000)

Total other income (expense)	(1,180,754)	(1,838,287)	(5,054,655)

Net loss	(4,728,070)	(2,645,231)	(22,816,810)

Basic and diluted loss per share	($0.07)	($0.05)

Basic and diluted weighted-average
shares outstanding	71,416,951	56,755,520

The accompanying notes are an integral part of these financial statements.

FIRSTGOLD CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF SHAREHOLDERS' DEFICIT
For the Years Ended January 31, 2007 and 2006
and for the Period from January 1, 1995 to January 31, 2007

			Additional	Other Com-
	Common Stock		Paid in	prehensive		Accumulated
	Shares	Amount	Capital	(Loss)	Deficit	Total

Balance December 31, 1994	6,768,358	$6,768	-	-	$(636,084)	$(629,316)

Net loss					(233,877)	(233,877)

Balance December 31, 1995	6,768,358	6,768	-	-	(869,961)	(863,193)

Shares issued to creditors and shareholders
of Warehouse Auto Centers, Inc.	305,709	306	305,403	-	(305,709)	-
Shares issued to investors and underwriters	5,135,130	5,135	4,701,835			4,706,970
Shares issued to purchase Washington Gulch	3,800,000	3,800	177,200			181,000
Shares issued in exchange for net profits interest	1,431,642	1,432	440,605			442,067
Shares issued to others	21,000	221	220,779			221,000
Shares issued to Repadre	100,000	100	99,900			100,000
Shares issued to repurchase 50% interest
in Relief Canyon	1,000,000	1,000	999,000			1,000,000
Net loss for the period January 1, 1996
to January 31, 1997					(1,803,784)	(1,803,784)

Balance January 31, 1997	18,761,839	18,762	6,944,722	-	(2,979,454)	3,984,030

Shares issued to Warehouse Auto Centers, Inc.
shareholders subsequently cancelled	(25,242)	(25)	(25,217)			(25,242)
Shares issued to others	12,500	13	4,987			5,000
Additional shares issued to investors and
underwriters for delay in share trading	513,514	513	204,487			205,000

The accompanying notes are an integral part of these financial statements.

FIRSTGOLD CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF SHAREHOLDERS' DEFICIT
For the Years Ended January 31, 2007 and 2006
and for the Period from January 1, 1995 to January 31, 2007

Shares issued to Repadre	200,000	200	199,800			200,000
Net loss					(5,883,309)	(5,883,309)

Balance January 31, 1998	19,462,611	19,463	7,328,779	-	(8,862,763)	(1,514,521)

Shares issued in exchange for rent	15,000	15	5,985			6,000
Shares issued to IBK	5,616,977	5,617	542,383			548,000
Shares issued in exchange for property	150,000	150	55,350			55,000
Net loss					(753,219)	(753,219)

Balance January 31, 1999	25,244,588	25,245	7,932,497	-	(9,615,982)	(1,658,240)

Three-for-two stock split	12,672,441	12,671	(12,671)			-
Shares issued in exchange for debt conversion	3,205,674	3,206	1,279,065			1,282,271
Net loss					(919,735)	(919,735)

Balance January 31, 2000	41,122,703	41,122	9,198,891	-	(10,535,717)	(1,295,704)

Shares issued for cash	1,796,000	1,796	663,204			665,000
Additional shares issued for delay in registration	239,200	239	(239)			-
Shares issued for offering costs	120,000	120	(60,120)			(60,000)
Shares issued for legal settlement	1,000,000	1,000	649,000			650,000
Shares issued for services	78,271	78	69,922			70,000
Net loss					(2,382,723)	(2,382,723)

Balance January 31, 2001	44,356,174	44,356	10,520,657	-	(12,918,440)	(2,353,427)

Shares issued for cash	2,500,000	2,500	147,500			150,000
Warrants issued with debt			20,000			20,000

The accompanying notes are an integral part of these financial statements.

FIRSTGOLD CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF SHAREHOLDERS' DEFICIT
For the Years Ended January 31, 2007 and 2006
and for the Period from January 1, 1995 to January 31, 2007

Net loss					(1,502,366)	(1,502,366)

Balance January 31, 2002	46,856,174	46,856	10,688,157	-	(14,420,806)	(3,685,793)

Shares issued upon exercise of warrants	550,000	550	54,450			55,000
Offering costs			(1,467)			(1,467)
Warrants issued with debt			13,574			13,574
Net loss					(215,533)	(215,533)

Balance January 31, 2003	47,406,174	47,406	10,754,714	-	(14,636,339)	(3,834,219)

Shares issued upon exercise of warrants	200,000	200	19,800			20,000
Warrants issued with debt			63,918			63,918
Other comprehensive loss				(204,820)		(204,820)
Net loss					(470,823)	(470,823)

Balance January 31, 2004	47,606,174	47,606	10,838,432	(204,820)	(15,107,162)	(4,425,944)

Shares issued for cash	671,667	672	100,078			100,750
Offering costs			(124,337)			(124,337)
Warrants issued with common stock			124,337			124,337
Warrants issued with debt			1,284,234			1,284,234
Sale of marketable securities				204,820		204,820
Net loss					(1,278,140)	(1,278,140)

Balance January 31, 2005	48,277,841	48,278	12,222,744	-	(16,385,302)	(4,114,280)

The accompanying notes are an integral part of these financial statements.

FIRSTGOLD CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF SHAREHOLDERS' DEFICIT
For the Years Ended January 31, 2007 and 2006
and for the Period from January 1, 1995 to January 31, 2007

Shares issued for cash	5,000,000	5,000	1,070,000			1,075,000
Shares issued in exchange for
debt conversion	12,326,231	12,326	1,836,609			1,848,935
Shares issued to purchase 22%
interest in Crescent Red Caps LLC	2,500,000	2,500	497,500			500,000
Warrants issued with investment in joint venture			359,523			359,523
Warrants issued for services			15,690			15,690
Net loss for the period February
1, 2005 to January 31, 2006					(2,645,231)	(2,645,231)
Balance January 31, 2006	68,104,072	68,104	16,002,066	-	(19,030,535)

Shares issued for cash	1,428,500	1,428	237,846			239,275
Shares issued in exchange for
debt conversion	6,207,029	6,207	1,550,263			1,556,263
Stock issued for services	2,000,000	2,000	738,000			740,000
Warrants issued for services			373,905			373,905
Stock issued in settlement of litigation	100,000	100	38,900			39,000
Warrants issued with debt			173,114			173,114
Stock options issued			322,879			322,879
Net loss for the period February
1, 2006 to January 31, 2007					(4,728,070)	(4,728,070)

Balance, January 31, 2007	77,839,601	$77,839	$19,434,973	-	$(23,758,605)	$(4,245,793)

The accompanying notes are an integral part of these financial statements.

		FIRSTGOLD CORP.
	(AN EXPLORATION STAGE COMPANY) STATEMENTS OF CASH FLOWS
	For the Years Ended January 31, 2007 and 2006 and for the Period from January 1, 1995 to January 31, 2007

			For the Period
			From January 1,
	For the Years Ended January 31,		1995 to January
	2007	2006	31, 2007
Cash flows from operating activities
Net loss	($4,728,070)	($2,645,231)	($22,816,810)
Adjustments to reconcile net loss to net cash
used in operating activities
Accretion of warrants issued as a debt discount	13,512	777,642	1,287,775
Accretion of beneficial conversion	-	71,645	107,468
Accretion of debt discount	248,962	2,740	251,672
Adjustments to fair value of derivatives	616,493	37,417	653,912
Loss from joint venture	-	859,522	859,522
Loss on sale of marketable securities	-	-	281,063
Depreciation and amortization	64,728	-	188,885
Loss on disposal of property, plant and equipment	-	-	334,927
Impairment in value of property, plant and equipment	-	-	807,266
Loss on disposal of bond	-	-	21,000
Impairment in value of Relief Canyon Mine	-	-	3,311,672
Impairment in value of joint investments	-	-	490,000

The accompanying notes are an integral part of these financial statements.

Bad debt	-	-	40,374
Assigned value of stock and warrants exchanged for services	1,387,073	15,690	1,940,021
Assigned value of stock options issue for compensation	49,711	-	49,711
Gain on write off of note payable	-	-	(7,000)
Judgment loss accrued	-	-	250,000
(Increase) decrease in
Restricted cash	(7,777)	(243,204)	(250,981)
Travel advance	(113,415)	678	(110,737)
Deposits	(7,368)		(2,868)
Deferred reclamation costs	370,290	243,210	175,548
Prepaid expenses	(140,000)	-	(142,900)
Reclamation bonds	-	-	185,000
Other assets	-	-	(1,600)
Increase (decrease) in
Accounts payable	(199,445)	229,955	317,828
Accrued expenses	(209,744)	(249,871)	1,753,830

Net cash used by operating activities	(2,655,050)	(899,807)	(10,025,394)

Cash flows from investing activities
Proceeds from sale of marketable securities	-	-	34,124
Investment in marketable securities	-	-	(315,188)
Advances from shareholder	-	-	7,436
Contribution from joint venture partner	-	-	775,000
Purchase of joint venture partner interest	-	-	(900,000)

The accompanying notes are an integral part of these financial statements.

Capital expenditures	(929,681)	(19,199)	(3,900,387)
Proceeds from disposal of property, plant and equipment			278,783
Investments in joint ventures	-	-	(490,000)
Note receivable	-	-	(268,333)
Repayment of note receivable	-	-	268,333

Net cash used by investing activities	(929,681)	(19,199)	(4,510,232)

Cash flows from financing activities
Proceeds from the issuance of common stock	651,288	1,075,000	8,210,541
Proceeds from notes payable	2,841,500	527,500	8,396,048
Principal repayments of notes payable	(457,634)	-	(2,495,340)
Repayment of advances to affiliate	-	-	(231,663)
Deferred revenue	-	-	800,000

Net cash provided by financing activities	3,035,154	1,602,500	14,679,586

Net (decrease) increase in cash	(549,577)	683,494	143,960

Cash, beginning of year	700,224	16,730	6,687

Cash, end of year	$150,647	$700,224	$150,647

The accompanying notes are an integral part of these financial statements.

Supplemental cash flow information for the years ended January 31, 2007 and 2006 and January 1, 1995 through January 31, 2007 as follows:
				For the Period
				From January 1,
	For the Years Ended January 31,			1995 to January
	2007	2006		31, 2007

Cash paid for interest	$-		$-	$161,107
Cash paid for income taxes	$-		$-	$-

Non Cash Investing and Financing Activities:
Conversion of related party note payable to common stock, including interest payable of $446,193	$244,638	$	$ 1,848,935	$2,093,573
Conversion of convertible debenture to common stock, including interest payable of $30,948	$1,173,406		$-	$1,173,406
Issuance of warrants as financing costs in connection with convertible debt	$173,114		$-	$173,114
Issuance of common stock as payment for settlement of liabilities	$206,375		$-	$206,375

The accompanying notes are an integral part of these financial statements.

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

Prior to February 2000 Firstgold Corp. (“the Company”) was in the business of acquiring, exploring, developing, and producing gold properties. The Company had rights to mine properties in Nevada and Montana. Its primary focus was on the Relief Canyon Mine located near Lovelock, Nevada, where it has performed development and exploratory drilling and was in the process of obtaining permits to allow operation of the Relief Canyon Mine. In December 1997, the Company placed the Relief Canyon Mine on care and maintenance status. The Company also conducted exploration at its Washington Gulch Mine property in Montana.

In February 2000 the Company began to implement an entirely new business model of investing in Internet companies. Due to the deterioration of the investment market for these types of companies in late 2000, the Company abandoned this investment strategy. From mid-2001 until the beginning of 2003 Firstgold was essentially inactive, continuing only with some of the care and maintenance at Relief Canyon, as provided for by a non-affiliate company owned by the Chairman and CEO of Firstgold .

The Company has now embarked on a business strategy whereby it invests in and/or manages gold mining and other mineral producing properties.  Currently, the Company’s principal assets include various mineral leases associated with the Relief Canyon mine located near Lovelock, Nevada along with various items of mining equipment located at that site as well as a 22% interest in a joint venture covering two separate leasehold interests covering over 2700 acres in Lander County, Nevada; and a leasehold interest covering over 35,000 acres in Elko, County, Nevada.  The Company’s business is to acquire, explore and, if warranted, develop various mining properties located in the state of Nevada.  The Company plans to carry out comprehensive exploration and development programs and when appropriate, begin mining activities on its properties. The Company may fund and conduct these activities itself, or it may outsource some of these activities through the use of various joint venture, royalty or partnership arrangements pursuant to which other companies would agree to finance, carryout the exploration and development programs, or perform mining operations on Firstgold’s mining properties.  The Company’s current plan may not require the hiring of significant amounts of mining employees depending upon the level, if any, of the mining and exploration activities outsourced to other entities.

Merger

In November 1996, Newgold, Inc. of Nevada (Old Newgold) was merged into Warehouse Auto Centers, Inc. (WAC), a public company, which had previously filed an involuntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Western District of New York. Pursuant to the plan of reorganization and merger (the Plan), (i) WAC which was the surviving corporation for legal purposes, changed its name to Newgold Inc. (the Company), (ii) the outstanding shares of Old Newgold were converted into the right to receive an aggregate of 12,000,000 shares or approximately 69% of the post merger outstanding common stock of the Company, (iii) each outstanding share of WAC was converted into the right to receive 1/65 share of the common stock of the Company, for an aggregate of 51,034 shares or less than 1% of the post merger outstanding common stock, (iv) unsecured trade debts and other unsecured pre-petition liabilities were paid in full via the issuance of one share of the Company’s stock, for each $42 of debt, for an aggregate of 63,374 shares or less than 1% of the post merger outstanding common stock, and (v) post petition creditors received 1 share of stock for each $1 of debt, for an aggregate of 191,301 shares or approximately 1% of the post merger outstanding common stock.

The Plan also required an amendment to the Company’s capital structure to increase the number of shares authorized to 50,000,000 and to reduce the corresponding par value to $.001.

In connection with the Plan, the Company raised $4,707,000 of cash through the issuance of convertible debtor certificates. Shortly after confirmation of the Plan, the debtor certificates were exchanged for 5,135,130 shares of common stock (including 428,130 shares issued in lieu of paying cash for underwriter’s fees) representing approximately 29% of the post merger outstanding common stock. An additional bonus of 513,514 shares was issued to investors and underwriters during the year ended January 31, 1998 for delay in the effective date of the Company’s stock trading.

For accounting purposes, Old Newgold has been treated as the acquirer (reverse acquisition). Accordingly, the historical financial statements prior to November 21, 1996 are those of Old Newgold. There were no assets or liabilities acquired in this transaction and there is no impact on the statement of operations.

NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis. During the years ended January 31, 2007 and 2006 and the period from January 1, 1995 to January 31, 2007, Firstgold incurred net losses of approximately $4,728,070, $2,645,231and $22,816,813, respectively. In addition, Firstgold had a total shareholders’ deficit of $4,245,793 and was in the development stage since inception and through January 31, 2007. The Company's ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. Since inception, the Company has satisfied its capital needs by issuing equity securities.

Management plans to continue to provide for its capital needs during the year ended January 31, 2008 by issuing equity securities or incurring additional debt financing, with the proceeds to be used to re-establish mining operations at Relief Canyon as well as improve its working capital position. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

Effective January 1, 1995 (date of inception), the Company is considered a development stage Company as defined in SFAS No. 7. The Company’s development stage activities consist of the development of several mining properties located in Nevada. Sources of financing for these development stage activities have been primarily debt and equity financing. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

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

Property and Equipment

Depreciation, depletion and amortization of mining properties, mine development costs and major plant facilities will be computed principally by the units-of-production method based on estimated proven and probable ore reserves. Proven and probable ore reserves reflect estimated quantities of ore which can be economically recovered in the future from known mineral deposits. Such estimates are based on current and projected costs and prices. Other equipment is depreciated using the straight-line method principally over the estimated useful life of the respective asset.

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

Impairment

Mining projects and properties are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. If estimated future cash flows expected to result from the use of the mining project or property and its eventual disposition are less than the carrying amount, impairment is recognized based on the estimated fair value of the mining project or property. Fair value generally is based on the present value of estimated future net cash flows for each mining project or property, calculated using estimates of proven and probable mineable reserves, geological resources, future prices, operating costs, capital requirements and reclamation costs. A provision for impairment in valuation of development costs and property, plant and equipment amounted to $800,000 for the year ended January 31, 2002 and was charged to operating expense. After these adjustments all development costs and property, plant and equipment have been fully written off.

Management’s estimates of future cash flows are subject to risks and uncertainties. Therefore, it is reasonably possible that changes could occur which may affect the recoverability of the Company’s investment in mineral properties.

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

Reclamation Costs

Reclamation costs and related accrued liabilities, which are based on the Company’s interpretation of current environmental and regulatory requirements, are accrued and expensed, upon determination.

Based on current environmental regulations and known reclamation requirements, management has included its best estimates of these obligations in its reclamation accruals. However, it is reasonably possible that the Company’s best estimates of its ultimate reclamation liabilities could change as a result of changes in regulations or cost estimates.

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

As of January 31, 2007, the deferred tax assets related to the Company’s net operating loss carry-forwards are fully reserved. Due to the provisions of Internal Revenue Code Section 382, the Company may not have any net operating loss carry-forwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

The following common stock equivalents were excluded from the calculation of diluted loss per share since their effect would have been anti-dilutive:

	2007	2006

Warrants	26,592,866	20,774,583

Concentrations of Credit Risk

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

Recent Accounting Pronouncements

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations”. FIN No. 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity.  The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement.  Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists.  This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005 for calendar-year companies). Retrospective application of interim financial information is permitted but is not required. Management does not expect adoption of FIN No. 47 to have a material impact on Firstgold’s financial statements.

In May 2005, the FASB issued Statement of Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections” an amendment to Accounting Principles Bulletin (APB) Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” though SFAS No. 154 carries forward the guidance in APB No. 20 and SFAS No. 3 with respect to accounting for changes in estimates, changes in reporting entity, and the correction of errors. SFAS No. 154 establishes new standards on accounting for changes in accounting principles, whereby all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so.  SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005.

Effective for reporting periods beginning after December 15, 2005, the EITF released Issue No. 04-6, “Accounting For Stripping Costs Incurred During Production In The Mining Industry." The EITF reached a consensus of accounting for “stripping cost”, the cost of removing overburden (material overlying a mineral deposit that must be removed prior to mining) and waste materials, during the production phase and determined that such costs are considered variable production costs and thus should be included in the cost of inventory produced during the period in which the stripping costs are incurred. The consensus applies to only entities involved in finding and removing wasting natural resources. As such, this statement is not applicable to the Company.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. The Company is currently evaluating the impact of this new Standard but believes that it will not have a material impact on the Company’s financial position, results of operations, or cash flows.

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

In October 2006, the Emerging Issues Task Force (“EITF”) issued EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)” to clarify diversity in practice on the presentation of different types of taxes in the financial statements. The Task Force concluded that, for taxes within the scope of the issue, a company may adopt a policy of presenting taxes either gross within revenue or net. That is, it may include charges to customers for taxes within revenues and the charge for the taxes from the taxing authority within cost of sales, or, alternatively, it may net the charge to the customer and the charge from the taxing authority. If taxes subject to EITF 06-3 are significant, a company is required to disclose its accounting policy for presenting taxes and the amounts of such taxes that are recognized on a gross basis. The guidance in this consensus is effective for the first interim reporting period beginning after December 15, 2006 (the first quarter of our fiscal year 2007). The Company does not expect the adoption of EITF 06-3 will have a material impact on Firstgold’s results of operations, financial position or cash flow.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). Under the provisions of SFAS 159, Companies may choose to account for eligible financial instruments, warranties and insurance contracts at fair value on a contract-by-contract basis. Changes in fair value will be recognized in earnings each reporting period. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is required to and plans to adopt the provisions of SFAS 159 beginning in the first quarter of 2008. The Company is currently assessing the impact of the adoption of SFAS 159.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment at January 31, 2007 was recorded at $874,711 and consisted of $676,635 of site and pad costs and mining equipment at the Relief Canyon Mine, $134,784 in building cost in an office in Lovelock, NV and $137,460 of other property and equipment. The Company had previously determined that the value of its fixed assets at the Relief Canyon Mine were permanently impaired and wrote off assets with a carrying value of $800,000. When the Company can reestablish mining operations at Relief Canyon it is possible that some of these assets could be utilized in such operations.

A summary of property, plant and equipment previously written off was as follows:

	Buildings	Machinery & Equipment	Development Costs	Capitalized Interest	Total

Relief Canyon Mine	$215,510	$277,307	$261,742	$45,441	$800,000
`
NOTE 5 - NOTES PAYABLE

Notes payable consist of the following at January 31, 2007:

Mortgage note payable	$100,000
The note bears interest at 10% per year and is due in January 2008. The loan is secured by a 3,000 square foot improved office building located in Lovelock, NV.

Equipment note payable	47,037
The note does not bear any interest and is due in December 2007. The loan is secured by a Caterpillar loader.

Total notes payable	$147,037

Interest expense was $596,975, $941,347 and $3,006,012 for the years ended January 31, 2007 and 2006, and the period from January 1, 1995 to January 31, 2007, respectively.

NOTE 6 - CONVERTIBLE DEBENTURE

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

September 26, 2006 Convertible Debenture

On September 26, 2006, Firstgold entered into a Securities Purchase Agreement (the “Purchase Agreement”) and other agreements, as amended on November 1, 2006, in connection with the private placement of convertible debentures, in the aggregate principal amount of $3,000,000 and bearing interest at 8% per annum (the “Debenture”). The Debentures were funded $1,000,000 on September 26, 2006, $1,000,000 upon the filing of a resale registration statement with the SEC on December 1, 2006 and $1,000,000 on March.15, 2007. Of the $1,000,000 funded on September 26, 2006, $120,000 was paid for various loan fees and closing costs and of the $1,000,000 funded December 1, 2006, $90,000 was paid for various loan fees and closing costs. The Debentures are due and payable three years after the issue date unless it is converted into shares of common stock or is repaid prior to its expiration date. The conversion rate is adjustable and at any conversion date, will be the lower of $0.4735 per share or 95% of the Market Conversion Price.

In conjunction with the Purchase Agreement, Firstgold entered into an Investor Registration Rights Agreement (the “Registration Rights Agreement”). The Registration Rights Agreement requires Firstgold to register at least 15,000,000 shares of its Common Stock to cover the conversion of the Debenture (assuming conversion prices substantially below $0.4735) and 3,500,000 shares of its Common Stock issuable upon conversion of warrants (the “Warrants” which are exercisable at a price of $0.45 per common share) granted to the Debenture holder. Firstgold is required to keep this Registration Statement effective until the Debenture has been fully converted, repaid, or becomes due and the Warrants have been fully exercised or expire. Both the Debenture and the Warrants are currently convertible or exercisable, respectively.

In conjunction with the Purchase Agreement, Firstgold entered into a Security Agreement (the “Security Agreement”). The Security Agreement creates a secured interest in favor of the Debenture holder in Firstgold’s mining interest and assets in the Relief Canyon Mine property. This security interest was created by recordation of a Memorandum of Security Agreement filed in Pershing County, Nevada in November 2006. Consequently, if a default occurred under the Debenture, the Debenture holder could take over or sell all of Firstgold’s interests, business and assets associated with the Relief Canyon Mine.

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
•
Subsequent to the initial recording, the change in the fair value of the detachable warrants, determined under the Black-Scholes option pricing formula, and the change in the fair value of the embedded derivative in the conversion feature of the convertible debentures were recorded as adjustments to the liabilities at January 31, 2007.

•
$616,493 of expense for the year ended January 31, 2007 relating to the change in the fair value of the Company's stock reflected in the change in the fair value of the warrants and derivatives (noted above) is included as other income (expense).

•	Accreted interest of $221,264 for the year ended January 31, 2007.

The following table summarizes the various components of the convertible notes as of January 31, 2007:

Derivative liabilities	$2,245,121
Convertible debenture	2,650,000
Unamortized discount	(402,135)
Deferred financing costs	(1,382,642)
Total convertible debt
and financing costs	$3,110,344

October 10, 2006 Convertible Debentures

On October 10, 2006, Firstgold issued convertible debentures in the aggregate principal amount of $650,000 and bearing interest of 8% per annum. The Debentures and accrued interest are convertible into shares of Firstgold common stock at a conversion rate of $0.4735 per share. The Debentures are due and payable three years from the date of issue unless they are converted into shares of the Company’s common stock or are repaid prior to their expiration date. Additionally, the investors were issued warrants to purchase an aggregate of 746,843 shares of Firstgold common stock with 426,767 warrants exercisable at $0.45 per share and 320,076 warrants exercisable at $0.60 per share. The warrants expire four years from the date of issuance. The warrants were issued as financing costs and total deferred financing cost of $173,114 was recorded in relation to this debt.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Except for the advance royalty and rent payments noted below, the Company is not obligated under any capital leases or non-cancelable operating lease with initial or remaining lease terms in excess of one year as of January 31, 2007. However, minimum annual royalty payments are required to retain the lease rights to the Company’s properties.

Relief Canyon Mine

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

Litigation

On February 4, 2000, a complaint was filed against Firstgold by Sun G. Wong in the Superior Court of Sacramento County, California (Case No. 00AS00690). In the complaint, Mr. Wong claims that he was held liable as a guarantor of Firstgold in a claim brought by Don Christianson in a breach of contract action against Firstgold. On September 26, 2006, the parties signed a Settlement Agreement to resolve this lawsuit. Pursuant to the Settlement Agreement, Firstgold paid Mr. Wong $125,000 and issued him 100,000 shares of common stock on October 4, 2006 and made a final payment of $50,000 to Mr. Wong on January 3, 2007. An Acknowledgment of Satisfaction of Judgment has been filed by Mr. Wong.

On February 8, 2007, a complaint was filed against ASDi, LLC, Crescent Red Caps LLC, Firstgold, and Scott Dockter by the Lessors of the Crescent Valley and Red Caps mining properties. The complaint was filed in the Sixth Judicial District Court of Lander County, Nevada (Case No. 9661). In the complaint the plaintiffs allege that ASDi, LLC wrongfully assigned its lessee rights in the Crescent Valley and Red Caps mining properties to Crescent Red Caps LLC (of which Firstgold is the Managing Member). The complaint seeks the termination of the leasehold rights granted to ASDi, LLC and quiet title and damages. The complaint also seeks an order against Firstgold restricting public claims of ownership or control of the mining properties. ASDi, LLC and Firstgold do not believe the lease assignments were wrongful or even required the Lessors’ consent. Consequently, ASDi, LLC and Firstgold plan to vigorously defend this action. On April 3, 2007, a preliminary hearing was held in which the defendants sought a Summary Judgment to have the leasehold termination notices declared void. The Court did not grant the defendants’ motions thus requiring the matter to proceed to trial on the merits. In addition, the Court will enter an injunction against public claims of ownership of the mining property by Firstgold. Until this matter is resolved, Crescent Red Caps LLC and/or Firstgold do not plan to expend funds on exploration expenses on the leased properties.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate dispositions of these matters will not have a material adverse effect on the Company’s financial position, results or operations or liquidity.

NOTE 8 - SHAREHOLDERS' DEFICIT

The following common stock transactions occurred during the period from January 1, 1995 to January 31, 2007:

Common Stock

In January 1996 3,800,000 shares were issued to purchase the rights to the Washington Gulch property. The site was acquired from a former officer of the Company. The property consists of a mill site located in Montana. The value of the common stock issued on the property was recorded at the cash value of the net monetary assets received which amounted to $181,000.

In June, 1996 the Company exchanged several “net profits interests” for shares of common stock of the Company. A net profit interest is a royalty based on the profit remaining after recapture of certain operating, capital and other costs as defined by agreement. Net profits interests sold for $442,037 were repurchased for 1,431,642 shares of common stock.

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

The Company's stock was approved by NASD for trading on July 7, 1997. On May 27, 1997, the investors in the WAC bankruptcy reorganization, which had been approved by the court on November 21, 1996, were issued a ten-percent bonus of 470,700 shares for the delay in trading. An additional 42,814 shares were issued to the investment bankers for a total of 513,514 shares. A total of $205,000 was credited to stockholders' deficit for the transaction.

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

In February 2000, the Company closed a private placement offering or 1,196,000 shares to raise $598,000 at $.50 per share. Additionally, a warrant was issued with each share to purchase an additional share of common stock at $1 per share. The warrants expired four years from the original date of closing. In connection with this offering $60,000 was paid as commission to brokers in the form of 120,000 shares of common stock and were accounted for as offering costs. Due to the registration of the shares not being completed, as a penalty the Company issued an additional 239,200 to the investors in August 2000.

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

In January 2005 the Company issued 671,667 shares of common stock at a price of $0.15 per share to four investors for total proceeds of $100,750. Additionally, 671,667 warrants to purchase common stock at a price of $0.30 per share were issued to the investors. The warrants expire three years from the date of issuance.

In March 2005 a Special Meeting of Shareholders of Firstgold was held for the purpose of amending the Articles of Incorporation to affect an increase in the authorized shares of common stock issuable to 250,000,000 shares. At the meeting the proposal was approved by the shareholders, with a total of 31,392,611 shares voting in favor of the amendment, 411,711 voting against the amendment and 10,207 shares abstained from voting.

In February 2005 Firstgold issued 500,000 shares of common stock at a price of $0.15 per share to an investor for total proceeds of $75,000. Additionally, 500,000 warrants to purchase common stock at a price of $0.30 per share were issued to the investor. The warrants expire three years from the date of issuance.

In April 2005 Firstgold issued 2,000,000 shares of common stock at a price of $0.25 per share to investors for total proceeds of $500,000. Additionally, 1,000,000 warrants to purchase common stock at a price of $0.50 per share were issued to the investors. The warrants expire three years from the date of issuance.

In July 2005 Firstgold issued 12,326,231 shares of common stock at a price of $0.15 per share to the Chief Executive Officer according to the terms of existing notes payable to the officer. The issuance resulted in the repayment of principal and interest totaling $1,848,935.

In January 2006 Firstgold issued 2,500,000 shares of common stock at a price of $0.20 per share to ASDi LLC, an entity controlled and managed by the Chief Executive Officer in exchange for a 22.22% interest in a newly formed entity, Crescent Red Caps Joint Venture (see Note 8). Additionally, 2,500,000 warrants to purchase common stock at a price of $0.40 per share were issued to ASDi LLC. The warrants expire three years from the date of issuance.

In January 2006 Firstgold issued 2,500,000 shares of common stock at a price of $0.20 per share to an investor for total proceeds of $500,000. Additionally, 2,500,000 warrants to purchase common stock at a price of $0.40 per share were issued to the investor. The warrants expire three years from the date of issuance.

In March 2006 Firstgold issued 500,000 shares of common stock at a price of $0.20 per share to an investor for total proceeds of $100,000. Additionally, 500,000 warrants to purchase common stock at a price of $0.40 per share were issued to the investor. The warrants expire three years from the date of issuance.

In June 2006 Firstgold issued upon conversion 495,050 shares of common stock at a price of $0.202 per share and 1,904,037 shares of common stock at a price of $0.263 to a convertible debenture holder according to the terms of two existing convertible debentures. The issuance resulted in the repayment of principal totaling $600,000 owed by Firstgold to the convertible debenture holder.

In October 2006 Firstgold issued 100,000 shares of restricted common stock to one person in partial settlement of an existing litigation matter.

In October 2006 a finder’s fee of 2,000,000 common shares and 2,000,000 warrants to purchase common shares at a price of $0.50 per common share were issued to an unrelated third party for their work associated with the Antelope Peak mineral lease.

In January 2007 Firstgold issued 1,630,9181 shares of common stock at a price of $0.15 per share to the Chief Financial Officer according to the terms of existing notes payable to the officer. The issuance resulted in the repayment of principal and interest totaling $244,638.

In January 2007 Firstgold issued 535,643 shares of restricted common stock to one person in settlement of an existing note payable, accrued interest and accrued wages and bonus totaling $357,422.

Warrants

Firstgold has issued common stock warrants to officers of Firstgold as part of certain financing transactions (see Note 6). Firstgold has also issued warrants as part of the issuance of a convertible debt transaction (see Note 7). Firstgold has also issued warrants as part of the issuance of common stock (see this Note 9).

The fair market value of these warrants issued during the years ended January 31, 2007 and 2006 was determined to be $603,743 and $1,365,758, respectively, and was calculated under the Black-Scholes option pricing model with the following assumptions used:

	2007	2006
Expected life	3 - 4 years	3 - 4 years
Risk free interest rate	4.75%-4.84%	3.77%-4.49%
Volatility	86%-160%	134%
Expected dividend yield	None	None

The fair value of these warrants is being amortized to interest expense over one and three years, the original life of the loans. Total amortization expense for the years ended January 31, 2007 and 2006 and the period from January 1, 1995 to January 31, 2007 was approximately $13,517, $777,642 and $1,287,774, respectively.

The following table presents warrant activity through January 31, 2007:

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 31, 2000	-	$-
Granted	3,746,000	0.55
Exercised	-	-
Canceled or expired	-	-

Outstanding at January 31, 2001 and 2002	3,746,000	0.55
Granted	452,463	0.15
Exercised	(550,000)	(0.10)
Canceled or expired	-	-
Outstanding at January 31, 2003	3,648,463	0.43
Granted	1,265,766	0.15
Exercised	(200,000)	(0.10)
Canceled or expired	(996,000)	(1.00)
Outstanding at January 31, 2004	3,718,229	0.15
Granted	8,006,354	0.16
Exercised	-	-
Canceled or expired	-	-
Outstanding at January 31, 2005	11,724,583	0.16
Granted	9,050,000	0.37
Exercised	-	-
Canceled or expired	-	-
Outstanding at January 31, 2006	20,774,583	0.25
Granted	6,746,783	0.50
Exercised	(928,500)	(0.15)
Canceled or expired	-	-
Outstanding at January 31, 2007	26,592,866	$0.32
Exercisable at January 31, 2007	26,592,866	$0.32
Weighted average remaining contractual term	36 months

NOTE 9 - INCOME TAXES

As of January 31, 2007, the Company had net operating loss carry-forwards of approximately $14,306,990 available to reduce future Federal taxable income which, if not used, will expire at various dates through January 31, 2027. Due to changes in the ownership of the Company, the utilization of these loss carry-forwards may be subject to substantial annual limitations. Deferred tax assets (liabilities) are comprised of the following at January 31, 2007:

Deferred Tax Assets
Net Operating Loss Carry-forwards	$6,128,903
Contribution Carryover	16,029
Accrued Interest Payable	42,248
Accrued Payroll	146,092
Accrued Payroll Tax	187,253
Amortization DiffBook/Tax	552,469
Accrued Accounts Payable	294,767
Capital Loss Difference	120,416
Stock compensation	6,722
Other	272
Less valuation allowance	(6,969,396)
Total Deferred Tax Assets	525,775
Deferred Tax Liability
State Taxes	(525,775)
Total Deferred Tax Liabilities	(525,775)

Net deferred tax assets	$-

The net change in the total valuation allowance for the year ended January 31, 2007 was $816,412. The valuation allowance is provided to reduce the deferred tax asset to a level which, more likely than not, will be realized.

The expected Federal income tax benefit, computed based on the Company’s pre-tax losses at January 31, 2007 and the statutory Federal income tax rate, is reconciled to the actual tax benefit reflected in the accompanying financial statements as follows:

	2007	2006
Statutory regular federal income benefit rate	34.00%	34.00%
State taxes	8.84%	8.84%
Change in valuation allowance	(42.84)%	(42.84)%
Total	0.00%	0.00%

Previous to June 21, 1996, the stockholder of the Company elected under Internal Revenue Code Section 1362 to have the Company taxed as an S Corporation. As such, all Federal and substantially all State income tax attributes passed through the Company directly to the stockholder until that date.

NOTE 10 - RELATED PARTY TRANSACTIONS

Loans from officers

In January 2007 a convertible promissory note with a balance of $209,251 and additional accrued interest of $35,387 due to the Chief Financial Officer and Secretary of Firstgold was converted into 1,630,918 shares of Firstgold common stock.

During the 2006 fiscal year, the Chairman and Chief Executive Officer of Firstgold had loaned Firstgold an aggregate of $5,000. As of January 31, 2006 the net principal balance owing to him from previous loans was $24,844 and accrued interest payable was $33,023. These amounts were repaid to him during fiscal year end 2007.

Joint Venture with Officer

On January 25, 2006, Firstgold entered into a joint venture with ASDi, LLC to develop two Nevada mining properties known as the Red Caps Project and Crescent Valley Project and the properties are subject to two leases. The Red Caps consists of approximately 96 unpatented mining claims covering 1900 acres and the Crescent Valley consists of approximately 39 unpatented mining claims covering 750 acres. The Red Caps and Crescent Valley lessee is ASDi, LLC, which is owned and managed by the Chairman and CEO of Firstgold. The joint venture will be operated through a newly formed Nevada limited liability company called Crescent Red Caps, LLC. The terms of the joint venture provide for ASDi to contribute the Red Caps and Crescent Valley leases to the LLC in exchange for Firstgold issuing 2.5 million shares of its Common Stock to ASDi. Additionally, 2,500,000 warrants to purchase common stock at a price of $0.40 per share were issued to ASDi LLC. The warrants expire three years from the date of issuance. Firstgold will initially own a 22.22% interest in the LLC and ASDi will hold a 77.78% interest. By expending up to $1,350,000 on each project over the next three years, Firstgold can increase its interest in the LLC to 66.66%. Thereafter, Firstgold has the right to purchase the remaining interest in the LLC held by ASDi at a price to be determined by the results of the exploration work conducted. Firstgold will be the Manager of the LLC.

Prepayment of Airplane Time from Officer

In December 2006 Firstgold purchased 600 hours of airplane usage from the Chairman and Chief Executive Officer of Firstgold for $120,000 at a rate of $200 per hour. The airplane is to be used by Firstgold for commuting to and from Nevada to the various mine sties and the Lovelock, NV office. Based on current market rental rates for similar planes Firstgold believes that the current market hourly rate is substantially above its contract rate of $200 per hour.

Advance to Officer

In January 2007 Firstgold made a temporary travel advance of $100,000 to the Chairman and Chief Executive Officer. This amount had been fully repaid by May 2007.

NOTE 11 - SUBSEQUENT EVENTS

In March 2007 an additional $1,000,000 was funded per the terms of the September 26, 2006 Convertible Debenture referred to in Note 6. Of the $1,000,000 funded $90,000 was paid for various loan fees and closing costs. This funding was originally to have been made upon the effectiveness of a registration statement; however the agreements were modified to provide for an earlier funding. As part of the modification the warrant to purchase 1,500,000 at an exercise price of $0.60 was adjusted to reflect an exercise price of $0.45. All other original terms and conditions of the Debenture and related documents remain unchanged.

On March 26, 2007, Firstgold obtained an irrevocable Letter of Credit effective March 26, 2007 from Umpqua Bank in favor of the U.S. Department of Interior, Bureau of Land Management to an aggregate amount of U.S. $613,500 and represents the revised reclamation bond for the Relief Canyon Mine. The letter of credit is secured by a certificate of deposit in the amount of $674,850

On April 12, 2007 Firstgold received net proceeds of $2,374,200 upon the issuance of Units consisting of 5,673,110 shares of common stock and warrants to purchase 2,836,555 shares of common stock at an exercise price of $0.65 per share.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously reported on Form 8-K, on December 16, 2006, Firstgold received notification from its then current independent registered public accountants, Singer Lewak Greenbaum & Goldstein LLP (“SLGG”), Certified Public Accountants, that SLGG had decided not to continue as Firstgold’s independent public accountants. SLGG completed its SAS 100 review of Firstgold’s third quarter 10-QSB.

As previously reported on Form 8-K, on January 5, 2007, Firstgold’s Audit Committee took action to appoint the accounting firm of Hunter Flemmer Renfro & Whitaker LLP (“HFRW”) as Firstgold’s new independent accountants and HFRW accepted the appointment on January 16, 2007. HFRW’s address is 455 Capitol Mall, Suite 235, Sacramento, CA 95814.

ITEM 8A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the year covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our investment in our joint venture) that is required to be included in our periodic reports.

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting..

ITEM 8B. OTHER INFORMATION

Firstgold has not filed federal income tax returns covering the tax years 1996 through 2005. Management does not believe this failure to timely file federal tax returns will have a material financial impact on Firstgold due to the fact that Firstgold has reported limited revenues and operating losses during this time period. However, certain penalties and fees may be assessed against Firstgold for the delinquent filing of these tax returns. Firstgold has filed its annual state tax returns in order to maintain its corporate good standing in those states. Firstgold has retained an accountant to prepare these past federal corporate tax returns which are expected to be completed and filed during the second quarter of this fiscal year.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth information about the directors and executive officers of Firstgold together with the principal positions and offices with Firstgold held by each:

Name of Person	Age	Position and Office Presently Held With Firstgold	Director Since

A. Scott Dockter	51	Chairman, CEO and President	1996
James W. Kluber	56	Chief Financial Officer and Director	2000
Terrence Lynch	46	Director	2006
Stephen Akerfeldt	62	Director	2006
Donald Heimler	64	Director	2007

Biographical information for directors and executive officers:

A. Scott Dockter has been the Chief Executive Officer and Chairman since December 2000, assuming such positions upon the resignation of James Cutburth. Mr. Dockter had previously served as Firstgold’s CEO and President from November 1996 until February 2000 at which time Mr. Cutburth assumed such positions. Mr. Dockter has been self-employed in the business sector since 1978 and currently operates his business through ASD CORP and ASDi LLC. He has held a Class A General Engineering and Contracting License for more than 20 years, operating his businesses in California, Nevada and Montana, specializing in earth moving, mining, pipeline projects, structures, dams, industrial parks and sub divisions. Mr. Dockter has directed his companies in large landfill operations, underground concrete structures projects, large excavations, reclamation projects and others, which include state and local municipal projects. Mr. Dockter has also been a real estate developer, worked on oil & gas projects and has spent 15 years in the mining industry. He has personally owned mines, operated mines, constructed mine infrastructures (physical, production and process) and produced precious metals. In January 2002, Mr. Dockter pleaded guilty to one felony charge of environmental pollution and was sentenced to 5 months in a Federal detention camp and a $5,000 fine. The charge related to the release in the summer 1997 of a hazardous material (asbestos) at a demolition project owned by Riverfront Development Corporation, a corporation founded by Mr. Dockter of which he was then the CEO.

James W. Kluber has been the Chief Financial Officer of Firstgold since February 2000 and a director since April 2000. Mr. Kluber has served as a senior financial consultant in a variety of service and technology environments with special focus on high growth companies and restructuring operations. He has successfully raised capital for companies in a variety of markets, utilizing public and private equity as well as securitized and unsecured debt to accomplish funding requirements. From December 2001 to September 2003, Mr. Kluber was the CFO and until October 2005 was the interim CFO of NutraCea a public company involved in the development and distribution of products based on the use of stabilized rice bran. During 2004, Mr. Kluber served as interim CFO for M&A Medical Holdings, Inc. a manufacturer of medical devices. Additionally, he was the Senior Vice President and CFO from 1996 to 1999 for RealPage, Inc. a leading provider of software and services to the real estate industry. From 1993 to 1996 he served as Vice President of Financial Operations for two New York Stock Exchange listed companies sponsored by Security Capital Group, ProLogis Trust and Archstone Communities.

Terrence Lynch was appointed to the Board of Directors in July 2006. Since December 2006 he has been president of Resort Owners Group which specializes in resort home sales. Since October 2005, Mr. Lynch has been a partner with Kingsmill Capital Partners, a financial advisory firm specializing in advising both public and private early stage growth companies. Prior to joining Kingsmill Capital he spent fifteen years operating start up companies in Industrial Products, Oil & Gas, and Media. Experienced in developing the necessary financial structure to maximize a company’s ability to secure growth capital, Mr. Lynch has raised corporate capital via debentures, limited partnerships, and royalty financing in addition to conventional equity placements. From August 2004 to March 2006, Mr. Lynch served as CEO of Star Digital, a media and internet development firm. From September 2001 to August 2004, Mr. Lynch served as CEO of Probrandz Media, a media and internet development firm. Mr. Lynch graduated in 1981 from St. Francis Xavier University with a joint honors degree in Economics and a BBA.

Stephen Akerfeldt was appointed to the Board of Directors on September 12, 2006. Mr. Akerfeldt is currently chairman of the board of Jura Energy Corporation which is an oil and gas exploration company based in Calgary, Canada. In 1998 he became part owner and currently serves as a director and president of Ritz Plastics Inc. which produces plastic injection molded parts used primarily in the automotive industry. In 1991, Mr. Akerfeldt and certain partners acquired two major chains of dry cleaning operations in the Toronto, Ontario marketplace which were then sold in 2003. Mr. Akerfeldt has worked as a business consultant to various companies and entrepreneurs since the mid-1990’s. From 1987 to 1990 Mr. Akerfeldt was Vice-Chairman and Chief Financial Officer of Magna International Inc. a multi-billion dollar public company auto parts manufacturer. Mr. Akerfeldt joined the accounting firm of Coopers and Lybrand in 1965 and from 1974 through 1987 he was a partner in the firm’s Toronto office. His accounting practice included a broad range of clients including investment dealers, public mining companies, insurance companies, public oil and gas producers and manufacturing companies, both public and private. Mr. Akerfeldt holds a Bachelor of Arts degree from the University of Waterloo and became a chartered accountant with the Institute of Chartered Accountants of Ontario in 1970.

Donald Heimler’s career spanned 29 years with Scotia Capital Inc. (Scotia McLeod, McLeod Young Weir), as Director, Institutional Equities where he successfully managed several of the firm’s largest clients by the time he retired in October 2006. Previous to that he was the chief accountant of a chain of optical stores under the corporate umbrella of Imperial Optical. He attended the University of Western Ontario, enrolled in the Certified General Accounting program and has successfully completed many investment industry accredited courses.

The current Directors will serve and hold office until the next annual stockholders' meeting or until their respective successors have been duly elected and qualified. Firstgold’s executive officers are appointed by the Board of Directors and serve at the discretion of the Board.

Family Relationships

There are no family relationships between any director or executive officer.

Board Meetings and Committees

Our Board of Directors held 5 meetings during the fiscal year ended January 31, 2007 and acted by unanimous written consent on 5 occasions. Each nominee who was a director during fiscal 2007 participated in at least 75% or more of the aggregate number of the meetings of the Board held during the time that such nominee was a director and any committee on which he served. On January 31, 2007, the Board voted to create a Compensation Committee and a Nominating & Corporate Governance Committee. Charters for those committees are currently under review by the Board. At the current time, the entire Board of Directors acts to provide equivalent functions that would be provided by these committees.

On October 21, 2006, the Board created an Audit Committee and appointed Stephen Akerfeldt as our Audit Committee financial expert and to be chairman of the Audit Committee. The Board also appointed Terry Lynch to the Audit Committee.

We currently have five directors, two of whom are also officers of Firstgold. We plan to appoint additional directors to our Board who will be independent directors during the current year.

The Audit Committee has been established in accordance with Section 3(a)(58)(A) of the Securities Act of 1933. Each of Messrs. Akerfeldt and Lynch are considered independent directors as defined the applicable NASDAQ Stock Market listing standards and by the Sarbanes-Oxley Act of 2002 and related regulation of the Securities and Exchange Commission. The Audit Committee facilitates and maintains open communications among the Board, the Audit Committee, senior management and Firstgold’s independent auditors. The Audit Committee also serves as an independent and objective party to monitor Firstgold’s financial reporting process and internal control system. In addition, the Audit Committee reviews and evaluates the efforts of Firstgold’s independent auditors. The Audit Committee meets periodically with management and Firstgold’s independent auditors. The Audit Committee held 2 meetings in fiscal year 2007. The Board has determined that the chairman of the Audit Committee, Mr. Akerfeldt, meets the Securities and Exchange Commission's definition of audit committee financial expert. The Audit Committee has a written charter.

The Compensation Committee, consisting of Terry Lynch, chairman, Stephen Akerfeldt, and Donald Heimler, establishes salary, incentive and other forms of compensation for Firstgold’s Chief Executive Officer, and authorizes equity transactions for Firstgold. The Compensation Committee meets periodically with management of Firstgold. The Compensation Committee, held no meetings in fiscal year 2007. The Board intends to adopt a written charter for the Compensation Committee during calendar year 2007.

The Board has also established a Nominating & Corporate Governance Committee. The Nominating & Corporate Governance Committee evaluates potential candidates for membership on the Board and may consider such factors as it deems appropriate. These factors may include judgment, skill, diversity, integrity, experience with businesses and other organizations of comparable size, the interplay of the candidate’s experience with the experience of other Board members and the extent to which the candidate would be a desirable addition to the Board and any committees of the Board. While the Board has not established any specific minimum qualifications for director nominees, the Board believes that demonstrated leadership, as well as significant years of service, in an area of endeavor such as business, law, public service, the mining industry or academia, is a desirable qualification for service as a director of Firstgold. The Committee also evaluates the performance of Board members and monitors Directors compliance with applicable rules and regulations of the Securities and Exchange Commission and other regulatory agencies. The Board intends to adopt a written charter for the Nominating & Corporate Governance Committee during calendar year 2007.

The Board has a policy with respect to the consideration of director candidates recommended by stockholders. Any stockholder may make recommendations to the Board for membership on the Board by sending a written statement of the qualifications of the recommended individual to: Secretary, Firstgold Corp, 3108 Gabbert Drive, Suite 210, Cameron Park, CA 95682. Such recommendations should be received no later than sixty (60) days prior to the annual meeting for which the stockholder wishes his or her recommendation to be considered. The Board will evaluate candidates recommended by stockholders on the same basis as it evaluates other candidates, including the following criteria:

•	Directors should be of the highest ethical character and share values that reflect positively on themselves and Firstgold.

•	Directors should have reputations, both personal and professional, consistent with the image and reputation of Firstgold.

•	Directors should be highly accomplished in their respective fields, with superior credentials and recognition.

The fact that a proposed director nominee meets some or all of the above criteria will not obligate the Nominating & Corporate Governance Committee Board to nominate or recommend the candidate for director in the proxy materials.

Stockholder Communication Policy

Stockholders may send communications to the Board or individual members of the Board by writing to them, care of Secretary, Firstgold Corp., 3108 Gabbert Drive, Suite 210, Cameron Park, California 95682, who will forward the communication to the intended director or directors. If the stockholder wishes the communication to be confidential, then the communication should be provided in a form that will maintain confidentiality.

Code of Business Conduct and Ethics

The Board has adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees of Firstgold. Firstgold will provide any person, without charge, a copy of this Code. Requests for a copy of the Code may be made by writing to Firstgold at 3108 Gabbert Drive, Suite 210, Cameron Park, California 95682. Attention: Secretary.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than 10% of Firstgold's Common Stock to file reports of ownership on Form 3 and changes in ownership on Form 4 with the Securities and Exchange Commission (the “SEC”). Such executive officers, directors and 10% stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file. Based solely upon its review of copies of such forms received by it, or on written representations from certain reporting persons that no other filings were required for such persons, Firstgold believes that, during the fiscal year ended January 31, 2007, its executive officers and directors and 10% stockholders complied with all applicable Section 16(a) filing requirements except as follows:

Mr. Heimler was appointed a Director of Firstgold on January 9, 2007. He did not file a Form 3 regarding his appointment until February 21, 2007.

Mr. Kluber converted debt to shares of Firstgold on January 31, 2007. He did not file a Form 4 reporting such conversion until February 8, 2007.

Mr. Dockter sold shares of Firstgold on November 29, 2006. He did not file a Form 4 reporting such sale until February 8, 2007.

Mr. Akerfeldt was appointed a Director of Firstgold on September 12, 2006. He did not file a Form 3 regarding his appointment until November 15, 2006.

Mr. Lynch was appointed a Director of Firstgold on July 31, 2006. He did not file a Form 3 regarding his appointment until October 26, 2006.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation of Firstgold’s Principal Executive Officer during the last two complete fiscal years and each officer who received annual compensation in excess of $100,000 during the last completed fiscal year.

SUMMARY COMPENSATION TABLE
Name & Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Scott Dockter (CEO)	2007	180,000	-0-	-0-	-0-	-0-	-0-	12,000(4) (5)	192,000
	2006	180,000(1)	-0-	-0-	-0-	-0-	-0-	-0-	180,000

Jim Kluber (CFO)	2007	160,000	-0-	(2)	-0-	-0-	-0-	6,000(3)	166,000
	2006	160,000(2)	-0-	-0-	-0-	-0-	-0-	6,000(3)	166,000

(1)	Of the amounts shown, the following amounts have been deferred: 2006 - $75,000.
(2)	Of the amounts shown, the following amounts have been deferred: 2006 - $11,057.
(3)	Amount reflects a home office allowance.
(4)	Amount reflects a $1,000 per month car allowance.
(5)
The Firstgold Board, with Mr. Dockter abstaining, approved the extension of the expiration date from January 31, 2007 to April 15, 2007 of certain warrants to acquire 2,000,000 shares of Firstgold common stock held by Mr. Dockter. On April 15, 2007, Mr. Dockter exercised these warrants with a cash payment.

2006 Stock Option Plan

Our Board of Directors adopted the 2006 Stock Option Plan, on July 26, 2006. The 2006 Plan was submitted to and approved by stockholders at the 2006 annual stockholders meeting held on November 17, 2006. Under the terms of the 2006 Plan, we may grant up to 5,000,000 options which can include Incentive Stock Options issued to employees and Nonstatutory Stock Options issuable to employees or consultants providing services to Firstgold on such terms as are determined by our board of directors. Our Board administers the 2006 Plan. Under the 2006 Plan, options vest not less than 20% per year and have 10-year terms (except with respect to 10% stockholders which have five-year terms). If an option holder terminates his/her employment with us or becomes disabled or dies, the option holder or his/her representative will have a certain number of months to exercise any outstanding vested options. If we sell substantially all of our assets, are a party to a merger or consolidation in which we are not the surviving corporation, then we have the right to accelerate unvested options and will give the option holder written notice of the exercisability and specify a time period in which the options may be exercised. All options will terminate in their entirety to the extent not exercised on or prior to the date specified in the written notice unless an agreement governing any change of control provides otherwise.

Options/SAR Grants in Last Fiscal Year

The following table sets forth certain information with respect to options or SAR grants of Common Stock during the fiscal year ended January 31, 2007 to the Named Executive Officers.

Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees at January 31, 2007	Exercise or Base Price ($ Per Share)	Expiration Date

Scott Dockter	500,000	25%	$0.50	July 27, 2011
James Kluber	400,000	20%	$0.50	July 27, 2016
Terrence Lynch	500,000	25%	$0.50	July 30, 2016
Stephen Akerfeldt	250,000	12.5%	$0.50	September 11, 2016
Donald Heimler	250,000	12.5%	$0.50	January 8, 2017

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on all restricted stock and stock option awards held by our named executive officers as of January 31, 2007. All outstanding equity awards are in shares of our common stock.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Scott Dockter	125,000	375,000	0	$0.50	July, 2011
James Kluber	100,000	300,000	0	$0.50	July, 2016
Terrence Lynch	375,000	125,000	0	$0.50	July, 2016
Stephen Akerfeldt	125,000	125,000	0	$0.50	Sept, 2016
Donald Heimler	125,000	125,000	0	$0.50	Jan., 2017

Employment Agreements

On February 1, 2006, we entered into an employment agreement with A. Scott Dockter to serve as our chief executive officer for Firstgold, Inc. Pursuant to the agreement, Mr. Dockter will receive an annual salary of $180,000 and an automobile expense allowance of $1,000 per month. In addition, Mr. Dockter will be eligible to participate in any discretionary bonuses or employee stock option plans which may be adopted in the future. The employment agreement has a term of three years.

On February 1, 2006, we entered into an employment agreement with James W. Kluber to serve as our chief financial officer of Firstgold, Inc. Pursuant to the agreement, Mr. Kluber will receive an annual salary of $160,000 and an office expense allowance of $500 per month. In addition, Mr. Kluber will be eligible to participate in any future discretionary bonuses or employee stock option plans which may be adopted in the future. The employment agreement has a term of three years.

Employee Pension, Profit Sharing or Other Retirement Plans

We do not have a defined benefit pension plan or profit sharing or other retirement plan.

Compensation of Directors

The following table sets forth the compensation of Firstgold’s Directors paid during fiscal year 2007 for services as a Director.

DIRECTOR COMPENSATION
Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)

Scott Dockter
James Kluber
Terrence Lynch	$22,000(1)		$141,311				$163,311
Stephen Akerfeldt	$22,000(1)		$80,167				$102,167
Donald Heimler	$ 1,500(1)		$51,690				$ 53,190

(1) Outside directors receive annual compensation of $10,000 per year and $1,500 for each Board and/or Committee meeting attended

Limitation of Liability and Indemnification Matters

Firstgold’s bylaws provide that it will indemnify its officers and directors, employees and agents and former officers, directors, employees and agents unless their conduct is finally adjudged as grossly negligent or to be willful misconduct. This indemnification includes expenses (including attorneys’ fees), judgments, fines, and amounts paid in settlement actually and reasonably incurred by these individuals in connection with such action, suit, or proceeding, including any appeal thereof, subject to the qualifications contained in Delaware law as it now exists. Expenses (including attorneys’ fees) incurred in defending a civil or criminal action, suit, or proceeding will be paid by Firstgold in advance of the final disposition of such action, suit, or proceeding upon receipt of an undertaking by or on behalf of the director, officer, employee or agent to repay such amount, unless it shall ultimately be determined that he or she is entitled to be indemnified by Firstgold as authorized in the bylaws. This indemnification will continue as to a person who has ceased to be a director, officer, employee or agent, and will benefit their heirs, executors, and administrators. These indemnification rights are not deemed exclusive of any other rights to which any such person may otherwise be entitled apart from the bylaws. Delaware law generally provides that a corporation shall have the power to indemnify persons if they acted in good faith in a manner reasonably believed to be in, or not opposed to, the best interests of the corporation and, with respect to any criminal action or proceeding, had no reasonable cause to believe the conduct was unlawful. In the event any such person is judged liable for negligence or misconduct, this indemnification will apply only if approved by the court in which the action was pending. Any other indemnification shall be made only after the determination by Firstgold’s Board of Directors (excluding any directors who were party to such action), by independent legal counsel in a written opinion, or by a majority vote of stockholders (excluding any stockholders who were parties to such action) to provide such indemnification.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 (the “1933Act”) may be permitted to directors, officers and controlling persons of Firstgold pursuant to the foregoing provisions, or otherwise, Firstgold has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the 1933 Act and is, therefore, enforceable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares of Firstgold’s Common Stock beneficially owned as of April 16, 2007 by, (i) each executive officer and director of Firstgold; (ii) all executive officers and directors of Firstgold as a group; and (iii) owners of more than 5% of Firstgold’s Common Stock.

Name and Address of Beneficial Owner	Position	Number of Shares Beneficially Owned	Percent
Officers and Directors
A. Scott Dockter 400 Capitol Mall, Suite 900 Sacramento, CA 95814	Chairman and CEO	20,617,806(1)	21.6%

James Kluber 327 Copperstone Trail Coppell, TX 75019	CFO, Executive Vice President, and Secretary	3,125,925(2)	3.5%

Terrence Lynch 1130 Morrison Heights Oakville, Ontario Canada L6J 4J1	Director	726,000(3)	*%

Stephen Akerfeldt 93 Sheppard Avenue East North York, Ontario, Canada M2N3A3	Director	450,000(4)	*%

Donald Heimler 75 Airdrie Road Toronto, Ontario, Canada M4G 1M1	Director	525,000(5)	*%
All officers and directors as a group (5 individuals)		25,444,731	26.2%

Stockholders owning 5% or more
City Natural Resources High Yield Trust Mansfield House 1 Southhampton Street London , England WC2R OLR		5,000,000 (6)	5.6%
Cornell Capital Partners, LP 101 Hudson Street Ste. 3700 Jersey City, NJ 07303		10,040,168 (7)	10.8%

* Represents less than 1%.

(1)
Amount includes 7,354,409 shares issuable under stock warrants and options exercisable within 60 days of April 16, 2007 and 2,500,000 warrants held by ASDi LLC (of which Mr. Dockter is the Manager Member) exercisable within 60 days of April 16, 2007. Amount excludes options to purchase 375,000 shares which have not vested within 60 days of April 16, 2007.

(2)
Amount includes 1,495,007 shares issuable under stock warrants and options exercisable within 60 days of April 16, 2007. Amount excludes options to purchase 300,000 shares which have not vested within 60 days of April 16, 2007.

(3)
Amount includes 400,000 of shares issuable under options granted to Mr. Lynch since he became a director of Firstgold. Amount excludes 250,000 shares which vests on the first anniversary date. Amount also includes 226,000 shares of common stock held jointly with Mr. Lynch’s wife.

(4)
Amount includes 250,000 shares issuable under options to purchase 500,000 shares granted at the time the person became a director of Firstgold. 50% of the options are exercisable immediately while the balance vests on the first anniversary date. Amount includes 50,000 shares issuable under stock warrants exercisable within 60 days of April 16, 2007.

(5)
Amount includes 250,000 shares issuable under options to purchase 500,000 shares granted at the time the person became a director of Firstgold. 50% of the options are exercisable immediately while the balance vests on the first anniversary date. Amount includes 75,000 shares issuable under stock warrants exercisable within 60 days of April 16, 2007

(6)	Amount includes 2,500,000 shares issuable under stock warrants exercisable within 60 days of April 16, 2007.
(7)	Amount includes 6,000,000 shares issuable under stock warrants exercisable within 60 days of April 16, 2007. Amount excludes shares issuable upon conversion of convertible debentures.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights as of January 31, 2007 (a)	Weighted-average exercise price of outstanding options, warrants and right (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans to be approved by security holders	2,350,000	$ 0.48	2,650,000
Equity compensation plans not approved by security holders	N/A
TOTAL	2,350,000	$ 0.48	2,650,000

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

During the 2006 fiscal year, the president of Firstgold, Scott Dockter, had loaned Firstgold an aggregate of $5,000. In July 2005 a convertible promissory note with a balance of $1,402,742 and additional accrued interest of $446,193 due to Mr. Dockter was converted into 12,326,231 shares of Firstgold common stock. As of January 31, 2005, Mr. Dockter had loaned Firstgold a total of $24,845 and accrued interest of $32,023. In addition to the outstanding note payable, Mr. Dockter has been issued Warrants to purchase up to 12,157,909 shares of Firstgold’s Common Stock at exercise prices ranging from $0.15/share to $0.40/share. As of January 31, 2007, Firstgold had an advance receivable from Mr. Dockter in the amount of $100,000. The advance receivable was repaid in full by May 16, 2007.

On January 25, 2006, Firstgold entered into a joint venture with ASDi, LLC to develop two Nevada mining properties known as the Red Caps Project and Crescent Valley Project. The Red Caps and Crescent Valley mining claims are currently leased to ASDi LLC, which is owned and managed by A. Scott Dockter, Chairman and CEO of Firstgold. The joint venture will be operated through a newly formed Nevada limited liability company called Crescent Red Caps, LLC. The terms of the Operating Agreement provide for ASDi LLC to contribute the Red Caps and Crescent Valley property leases to the Crescent Red Caps LLC in exchange for Firstgold issuing 2.5 million shares of its Common Stock and warrants to purchase 2.5 million shares of Firstgold Common Stock at an exercise price of $0.40 per share for a term of three years to ASDi, LLC. Firstgold will initially own a 22.22% interest in the Crescent Red Caps LLC and ASDi, LLC will hold a 77.78% interest. By expending up to $1,350,000 on each project over the next three years, Firstgold can increase its interest in the Crescent Red Caps LLC to 66.66%. Thereafter, Firstgold has the right to purchase the remaining interest in the Crescent Red Caps LLC held by ASDi, LLC at a price to be determined by the results of the exploration work conducted. Firstgold will be the Manager of the Crescent Red Caps LLC.

On December 1, 2006, Firstgold entered into an Aircraft Time Sharing Agreement (the “Agreement”) with its CEO and President A. Scott Dockter. Pursuant to the Agreement, Mr. Dockter will make his private airplane available for use by Firstgold at a rental rate of $200 per hour plus designated expenses. The Agreement has a term of 10 years. Firstgold made an advance payment under the Agreement of $120,000 on December 9, 2006. The rental rate being charged is deemed to be significantly less then the rates obtainable from an unaffiliated third party. The Agreement and advance payment were approved by the Firstgold Board with Mr. Dockter abstaining.

On January 31, 2007 the Chief Financial Officer, James Kluber, converted his convertible note payable from Firstgold and accrued interest payable into 1,630,918 shares of restricted common stock of Firstgold.

Should a transaction, proposed transaction, or series of transactions involve one of our officers or directors or a related entity or an affiliate of a related entity, or holders of stock representing 5% or more of the voting power (a “related entity”) of our then outstanding voting stock, the transactions must be approved by the unanimous consent of our board of directors. In the event a member of the board of directors is a related party, that member will abstain from the vote.

ITEM 13. EXHIBITS

Exhibit No.	Description of Exhibit
2.1(4)	Plan of Reorganization and Merger Agreement, dated as of July 23, 1999, between the Registrant and Business Web, Inc.
2.2(6)	First Amendment to Plan of Reorganization and Merger Agreement, dated as of October 31, 1999, between the Registrant and Business Web, Inc.
2.3(7)	Termination Agreement, dated as of December 27, 1999, between the Registrant and Business Web, Inc.
3.1(2)	Certificate of Incorporation of the Registrant.
3.2(1)	Certificate of Amendment to Certificate of Incorporation of the Registrant.
3.3(2)	Bylaws of the Registrant
4.1(9)	Convertible Debenture
4.1.1(13)	Form of Convertible Debenture dated September 26, 2006
4.2.1(9)	Form of Warrant - $0.20 exercise price
4.2.2(9)	Form of Warrant - $0.30 exercise price
4.2.3(13)	Form of Warrant dated September 26, 2006
5.1(14)	Opinion of Counsel
10.1(3)	Promissory Note between Firstgold and A. Scott Dockter, dated April 2, 1997, for the principal amount of $100,000.
10.2(3)	Promissory Note between Firstgold and A. Scott Dockter, dated April 17, 1997, for the principal amount of $50,000.
10.3(3)	Promissory Note between Firstgold and A. Scott Dockter, dated April 30, 1997, for the principal amount of $20,000.
10.4(3)	Promissory Note between Firstgold and A. Scott Dockter, dated May 30, 1997, for the principal amount of $35,000
10.5(5)	Promissory Note between Firstgold and A. Scott Dockter, dated December 24, 1998, for the principal amount of $24,000.
10.6(7)	Warrant to Purchase shares of Common Stock of Business Web, Inc.
10.7(9)	Securities Purchase Agreement dated January 27, 2006 by and among Firstgold and the investor named therein.
10.8(9)	Registration Rights Agreement dated January 27, 2006 by and among Firstgold and the investor named therein.
10.9(10)	Joint Venture Agreement dated January 25, 2006 between Firstgold, Inc. and ASDi, LLC
10.10(10)	Crescent Red Caps LLC - Operating Agreement
10.11(11)	Employment Agreement for A. Scott Dockter dated February 1, 2006
10.12(11)	Employment Agreement for James W. Kluber dated February 1, 2006
10.13(12)	Pledge and Escrow Agreement dated January 27, 2006 by and among Firstgold and the investor named therein.
10.14(14)	Firstgold, Inc. 2006 Stock Option Plan
10.15(13)	Securities Purchase Agreement dated September 26, 2006 by and among Firstgold and the investor named therein.

10.15.1(13)	Amendment Number 1 to Securities Purchase Agreement dated November 1, 2006.
10.16(13)	Registration Rights Agreement dated September 26, 2006 by and among Firstgold and the investor named therein.
10.17(14)	Amended Memorandum of Security Agreement
10.18(a)(14)	Pledge and Escrow Agreement dated September 26, 2006
10.18(b)(14)	Amendment to Pledge and Escrow Agreement dated November 1, 2006
10.19(14)	Convertible Debenture dated September 26, 2006
10.20(14)	Convertible Debenture dated December 1, 2006
10.21(a)(14)	Warrants dated November 1, 2006
10.21(b)(14)	Warrants dated November 1, 2006
10.22(16)	Transfer Agent Instructions
10.23(15)	Convertible Debenture dated March 16, 2007
10.24(15)	Amended and Restated Warrant dated March 16, 2007
10.25*	Aircraft Time Sharing Agreement dated December 1, 2006
14(8)	Code of Business Conduct and Ethics.
23.1	Consent of Counsel (incorporated by reference to Exhibit 5.1 of this filing)
23.2*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification by CEO pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by CFO pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002
32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
____________________
* Filed herewith
(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended January 31, 1996 filed with the omission on January 22, 1997.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 (File No. 33-49920) filed with the Commission on October 14, 1993.
(3)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the fiscal year ended January 31, 1997 filed with the Commission on June 30, 1997.
(4)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the fiscal year ended January 31, 1999 filed with the Commission on October 1, 1999.
(5)	Incorporated by reference to Registrant’s First Amendment to Annual Report on Form 10-KSB for the fiscal year ended January 31, 1999, filed with the Commission on October 20, 1999.
(6)	Incorporated by reference to Registrant’s Form 8-K filed with the Commission on November 2, 1999.
(7)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the fiscal year ended January 31, 2000 filed with the Commission on May 17, 2000.
(8)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the fiscal year ended January 31, 2005 filed with the Commission on May 2, 2005
(9)	Incorporated by reference to Registrant’s Form 8-K filed with the Commission on February 2, 2006
(10)	Incorporated by reference to Registrant’s Form 8-K/A filed with Commission on February 27, 2006.
(11)	Incorporated by reference to Registrant’s Registration Statement on Form SB-2 (File No. 333-132218) filed with the Commission on March 6, 2006.
(12)	Incorporated by reference to Registrant’s Amended Registration Statement on Form SB-2 (File No. 333-132218) filed with the Commission on June 12, 2006.
(13)	Incorporated by reference to Registrant’s Form 8-K/A filed with the Commission on November 24, 2006.

(14)	Incorporated by reference to Registrant’s First Amended Registration Statement on Form SB-2 (File No. 333-139052) filed with the Commission on February 8, 2007.
(15)	Incorporated by reference to Registrant’s Form 8-K filed with the Commission on March 22, 2007.
(16)	Incorporated by reference to Registrants Second Amended Registration Statement on Form SB-2 (file No. 333-132218) filed with the Commission on April 16, 2007.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During Firstgold’s fiscal years ended January 31, 2006 and January 31, 2007, Firstgold was billed the following aggregate fees by Singer Lewak Greenbaum & Goldstein LLP (“SLGG”), its former independent public accountants and Hunter Flemmer Renfro & Whitaker LLP (“HFRW”), its current independent public accountants.

Audit Fees.

This category includes aggregate fees billed by our independent auditors for the audit of our annual financial statements on Form 10-KSB, audit or management’s assessment and effectiveness of internal controls over financial reporting, review of financial statements included in our quarterly reports on Form 10-QSB and services that are normally provided by the auditor in connection with statutory and regulatory filings for those fiscal years.

The aggregate fees billed by SLGG and HFRW to Firstgold for professional services rendered for the audit of Firstgold’s financial statements for the fiscal year, for reviews of the financial statements included in Firstgold’s Forms 10-QSB for the fiscal year, and for services provided by SLGG and HFRW in connection with statutory or regulatory filings for the fiscal year, were $177,186 for the fiscal year ended January 31, 2007 and $59,327 for the fiscal year ended January 31, 2006.

Audit Related Fees

This category consists of services by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under Audit Fees. This category includes accounting consultations on transaction and proposed transaction related matters.

In fiscal year 2007, SLGG and HFRW billed $119,685 for Audit Related Fees. In fiscal year 2006, SLGG billed $24,598 for Audit Related Fees.

Tax Fees

This category consists of professional services rendered for tax, compliance and preparation of our corporate tax returns and other tax advice. There were no amounts billed by SLGG or HFRW for Tax Fees. However, prior to joining HFRW, Chris Whitaker was paid $5,940 for tax preparation services during fiscal year 2007.

All other Fees

There are no other fees to disclose.

As stated elsewhere in this report, Firstgold did not have a separate Audit Committee for most of the 2007 fiscal year nor during the 2006 fiscal year. Consequently, all of the services performed by SLGG during fiscal year 2006 and most of fiscal year 2007 were reviewed and approved by Firstgold’s Board of Directors, which concluded that the provision of the non-audit services described above were compatible with maintaining the accountant’s independence. Services performed by SLGG or HFRW after fiscal year 2007 were reviewed and approved by the Audit Committee, which concluded that the provision of the non-audit services described above were compatible with maintaining the accountant’s independence

Pre-Approved Policies and Procedures

Prior to retaining HFRW to provide services in the current fiscal year (beginning February 1, 2007), the Audit Committee will first review and approve HFRW’s fee proposal and engagement letter. In the fee proposal, each category of services (Audit, Audit Related, Tax and All Other) is broken down into subcategories that describe the nature of the services to be rendered, and the fees for such services. Firstgold’s pre-approval policy provides that the Audit Committee must specifically pre-approve any engagement of HFRW for services outside the scope of the fee proposal and engagement letter.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRSTGOLD CORP.

Date: May 16, 2007	By:	/s/ A. SCOTT DOCKTER
A. Scott Dockter
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ A. SCOTT DOCKTER A. Scott Dockter	Chairman of the Board, President and Chief Executive Officer	May 16, 2007

/s/ JAMES W. KLUBER James W. Kluber	Director, Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)	May 16, 2007

/s/ TERRENCE LYNCH Terrence Lynch	Director	May 16, 2007

/s/ STEPHEN AKERFELDT Stephen Akerfeldt	Director	May 16, 2007

/s/ DONALD HEIMLER Donald Heimler	Director	May 16, 2007