Form 10QSB
period 2007-04-30
FIRSTGOLD CORP.
filed 2007-06-19
CIK 878808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2007

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT FOR THE TRANSITION PERIOD FROM
_______________ to _______________

Commission File Number      0-20722

FIRSTGOLD CORP.
(Exact name of small business issuer as specified in its charter)

DELAWARE	16-1400479
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3108 Gabbert Drive, Suite 210 Cameron Park, CA	95682
(Address of Principal Executive Offices)	Zip Code

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

Common stock, $0.001 par value, 87,727,722 issued and outstanding as of May 31, 2007.

Transitional Small Business Disclosure Format:    Yes ___    No   X

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

FIRSTGOLD CORP.

FIRSTGOLD CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET

	April 30,	January 31,
	2007	2007
	(unaudited)
ASSETS

Current assets:
Cash	$2,479,799	$150,647
Travel advance	14,737	114,737
Deposits	7,368	7,368
Prepaid expense	135,240	140,000

Total current assets	2,637,144	412,752

Property, plant and equipment, net of accumulated depreciation of $45,639 and $20,850 at April 30, and January 31, 2007, respectively	1,260,275	928,029

Other Assets
Restricted cash	674,850	250,981
Deferred reclamation costs	641,026	641,026

Total other assets	1,315,876	892,007

Total assets	$5,213,295	$2,232,788

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
Accounts payable	$674,588	$598,788
Accrued expenses	1,253,394	1,198,174
Notes payable	128,406	130,249

Total current liabilities	2,056,388	1,927,211

Long-term liabilities
Convertible debenture and related derivative liabilities
net of unamortized discount of $456,225 and $402,135 and deferred financing costs of $1,909,434 and $1,382,642 at April 30, and
January 31, 2007, respectively	5,830,439	3,110,344
Accrued reclamation costs	641,026	641,026
Deferred revenue	800,000	800,000

Total long-term liabilities	7,271,465	4,551,370

Total liabilities	9,327,853	6,478,581

FIRSTGOLD CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET

	April 30,	January 31,
	2007	2007
Commitments and contingencies

Shareholders' deficit
Common stock, $0.001 par value
250,000,000 shares authorized at January 31, 2007 and 2006
77,839,601 and 68,104,072 shares issued and outstanding at
January 31, 2007 and 2006, respectively	86,637	77,839
Additional paid in capital	22,536,334	19,434,973
Deficit accumulated during the development stage	(26,737,529)	(23,758,605)

Total shareholders' deficit	(4,114,558)	(4,245,793)

Total liabilities and shareholders' deficit	$5,213,295	$2,232,788

The accompanying notes are an integral part of these financial statements

FIRSTGOLD CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
For the Three Months Ended April 30, 2007 and 2006
and for the Period from January 1, 1995 to April 30, 2007

			For the Period From January 1,
	For the Three Months Ended April 30,		1995 to April
	2007	2006	30, 2007

Net sales	$-	$-	$-

Exploration and maintenance costs	126,681	69,510	2,021,009

Gross loss	(126,681)	(69,510)	(2,021,009)

Operating expenses	(985,685)	(247,729)	(16,853,509)

Loss from operations	(1,112,366)	(317,239)	(18,874,518)

Other income (expense)
Interest income	5,966	-	92,718
Dividend income	-	-	30,188
Other income	-	-	6,565
Adjustments to fair value of derivatives	(1,623,255)	(290,847)	(2,277,166)
Interest expense	(247,959)	(85,990)	(3,253,971)
Loss from joint venture	-	-	(859,522)
Loss on sale of marketable securities	-	-	(281,063)
Bad debt expense	-	-	(40,374)
Loss on disposal of plant, property and equipment	-	-	(334,927)
Loss on disposal of bond	-	-	(21,000)
Total other income (expense)	(1,865,248)	(376,837)	(6,919,903)
Net loss	$(2,977,614)	$(694,078)	$(25,794,424)
Basic and diluted loss per share	$(0.04)	$(0.01)
Basic and diluted weighted-average shares outstanding	80,160,412	68,356,881

The accompanying notes are an integral part of these financial statements

FIRSTGOLD CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
For the Three Months Ended April 30, 2007 and 2006
and for the Period from January 1, 1995 to April 30, 2007

			For the Period
			From January 1,
	For the Three Months Ended April 30,		1995 to April
	2007	2006	30, 2007
Cash flows from operating activities
Net loss	$(2,977,614)	$(694,078)	$(25,794,424)
Adjustments to reconcile net loss to net cash
used in operating activities
Accretion of warrants issued as a debt discount	10,553	-	1,298,328
Accretion of beneficial conversion	-	-	107,468
Accretion of debt discount	150,931	54,629	402,603
Adjustments to fair value of derivatives	1,623,255	290,847	2,277,167
Loss from joint venture	-	-	859,522
Loss on sale of marketable securities	-	-	281,063
Depreciation and amortization	39,649	9,086	228,534
Loss on disposal of property, plant and equipment	-	-	334,927
Impairment in value of property, plant and equipment	-	-	807,266
Loss on disposal of bond	-	-	21,000
Impairment in value of Relief Canyon Mine	-	-	3,311,672
Impairment in value of joint investments	-	-	490,000
Bad debt	-	-	40,374
Assigned value of stock and warrants exchanged for services	183,933	-	2,123,954
Assigned value of stock options issued for compensation	27,063		76,774
Gain on write off of note payable	-	-	(7,000)
Judgment loss accrued	-	-	250,000
(Increase) decrease in
Restricted cash	(423,869)	-	(674,850)
Travel advance	100,000	(4,392)	(10,737)
Deposits	-	-	4,500
Deferred reclamation costs	-	-	(194,742)
Prepaid expenses	4,760	-	(138,140)
Reclamation bonds	-	-	185,000
Other assets	-	-	(1,600)
Increase (decrease) in
Accounts payable	75,800	(141,223)	393,628
Accrued expenses	55,220	(59,060)	1,809,050

Net cash used by operating activities	(1,130,319)	(544,189)	(11,155,713)

Cash flows from investing activities
Proceeds from sale of marketable securities	-	-	34,124
Investment in marketable securities	-	-	(315,188)
Advances from shareholder	-	-	7,436
Contribution from joint venture partner	-	-	775,000
Purchase of joint venture partner interest	-	-	(900,000)
Capital expenditures	(357,035)	(32,287)	(4,257,422)
Proceeds from disposal of property, plant and equipment		-	278,783
Investments in joint ventures	-	-	(490,000)
Note receivable	-	-	(268,333)
Repayment of note receivable	-	-	268,333

Net cash used by investing activities	(357,035)	(32,287)	(4,867,267)

Cash flows from financing activities
Proceeds from the issuance of common stock	2,908,349	100,000	11,118,890
Proceeds from notes payable	910,000	180,000	9,306,048
Principal repayments of notes payable	(1,843)	(5,000)	(2,497,183)
Repayment of advances to affiliate	-	-	(231,663)
Deferred revenue	-	-	800,000

Net cash provided by financing activities	3,816,506	275,000	18,496,092

Net increase in cash	2,329,152	(301,476)	2,473,112

Cash, beginning of year	150,647	700,224	6,687

Cash, end of year	$2,479,799	$398,749	$2,479,799

The accompanying notes are an integral part of these financial statements

FIRSTGOLD CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
For the Three Months Ended April 30, 2007 and 2006
and for the Period from January 1, 1995 to April 30, 2007

Supplemental cash flow information for the three months ended April 30, 2007 and 2006 and January 1, 1995 through April 30, 2007 as follows:
			For the Period
			From January 1,
	For the Three Months Ended April 30,		1995 to April
	2007	2006	30, 2007

Cash paid for interest	$-	$-	$161,107
Cash paid for income taxes	$-	$-	$-

Non Cash Investing and Financing Activities:
Conversion of related party note payable to common stock,including interest payable of $446,193	$-	$-	$1,848,935
Conversion of convertible debenture to common stock, including interest payable of $30,948	$-	$-	$1,173,406
Issuance of warrants as financing costs in connection with convertible debt	$-	$-	$173,114
Issuance of common stock as payment for settlement of liabilities	$-	$-	$39,000

The accompanying notes are an integral part of these financial statements

FIRSTGOLD CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
For the Three Months Ended April 30, 2007

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

Firstgold has embarked on a business strategy whereby it will invest in and/or manage gold mining and other mineral producing properties.  Currently, Firstgold’s principal assets include various mineral leases associated with the Relief Canyon mine located near Lovelock, Nevada along with various items of mining equipment located at that site.  Firstgold’s business will be to acquire, explore and, if warranted, develop various mining properties located in the state of Nevada.  Firstgold plans to carryout comprehensive exploration and development programs on its properties.  While Firstgold may fund and conduct these activities itself, Firstgold’s current plan is to outsource most of these activities through the use of various joint venture, royalty or partnership arrangements pursuant to which other companies would agree to finance and carryout the exploration and development programs on Firstgold's mining properties.  Consequently, Firstgold's current plan will not require the hiring of significant amounts of mining employees but will require a smaller group of employees to monitor and/or supervise the mining and exploration activities of other entities in exchange for royalties or other revenue sharing arrangements.

NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis.  During the years ended January 31, 2007 and 2006 and the period from January 1, 1995 to January 31, 2007, Firstgold incurred net losses of approximately $4,728,070, $2,645,231, and $22,816,810, respectively.  In addition, Firstgold had a total shareholders’ deficit of $4,245,793 and has been in the exploration stage since inception and through January 31, 2007.  Information for the three months ended April 30, 2007 include a net loss of $2,977,614; negative cash flows from operations of $1,130,319 and an accumulated shareholders’ deficit of $26,737,529.  The Company's ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  The outcome of these matters cannot be predicted with any certainty at this time.  Since inception, the Company has satisfied its capital needs by issuing equity securities.

Management plans to continue to provide for its capital needs during the year ending January 31, 2008 by issuing equity securities or incurring additional debt financing, with the proceeds to be used to re-establish mining operations at Relief Canyon as well as improve its working capital position.  These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should Firstgold be unable to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to these rules and regulations.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Firstgold’s Form 10-KSB, as filed with the SEC for the year ended January 31, 2007.

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

Comprehensive Income
Firstgold utilizes SFAS No. 130, “Reporting Comprehensive Income.”  This statement establishes standards for reporting comprehensive income and its components in a financial statement.  Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources.  Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on available-for-sale marketable securities.  Comprehensive income is presented in Firstgold's financial statements since Firstgold did have unrealized gain (loss) from changes in equity from available-for-sale marketable securities.

Estimates
The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Loss Per Share
Firstgold utilizes SFAS No. 128, “Earnings per Share.”  Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  Common equivalent shares are excluded from the computation if their effect is anti-dilutive.

The following common stock equivalents were excluded from the calculation of diluted loss per share since their effect would have been anti-dilutive:

	2007	2006
Warrants	26,419,269	21,274,583

Recent Accounting Pronouncements
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

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment at April 30, 2007 was recorded at $1,305,914 and consisted of $707,012 of site and pad costs and mining equipment at the Relief Canyon Mine, $306,815 in building cost in an office in Lovelock, NV and $292,087 of other property and equipment.  The Company had previously determined that the value of its fixed assets at the Relief Canyon Mine were permanently impaired and wrote off assets with a carrying value of $800,000.  When the Company can reestablish mining operations at Relief Canyon it is possible that some of these assets could be utilized in such operations.

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

Equipment note payable	28,406
The note does not bear any interest and is due in December 2007. The loan is secured by a Caterpillar loader.

Total notes payable	$128,406

Interest expense was $247,959, $85,990 and $3,253,971 for the three months ended April 30, 2007 and 2006, and the period from January 1, 1995 to April 30, 2007, respectively.

NOTE 6 – CONVERTIBLE DEBENTURES

September 26, 2006 Convertible Debenture

On September 26, 2006, Firstgold entered into a Securities Purchase Agreement (the “Purchase Agreement”) and other agreements, as amended on November 1, 2006, in connection with the private placement of convertible debentures, in the aggregate principal amount of $3,000,000 and bearing interest at 8% per annum (the “Debenture”).  The Debentures were funded $1,000,000 on September 26, 2006, $1,000,000 upon the filing of a resale registration statement with the SEC on December 1, 2006 and $1,000,000 on March.15, 2007.  Of the $1,000,000 funded on September 26, 2006, $120,000 was paid for various loan fees and closing costs; of the $1,000,000 funded December 1, 2006, $90,000 was paid for various loan fees and closing costs; and of the $1,000,000 funded March 19, 2007, $90,000 was paid for various loan fees and closing costs.  The Debentures are due and payable three years after the issue date unless it is converted into shares of common stock or is repaid prior to its expiration date.  The conversion rate is adjustable and at any conversion date, will be the lower of $0.45 per share or 95% of the Market Conversion Price.

In conjunction with the Purchase Agreement, Firstgold entered into an Investor Registration Rights Agreement (the “Registration Rights Agreement”).  The Registration Rights Agreement requires Firstgold to register at least 15,000,000 shares of its Common Stock to cover the conversion of the Debenture (assuming conversion prices substantially below $0.45) and 3,500,000 shares of its Common Stock issuable upon conversion of warrants (the “Warrants”  which are exercisable at a price of $0.45 per common share) granted to the Debenture holder.  Firstgold is required to keep this Registration Statement effective until the Debenture has been fully converted, repaid, or becomes due and the Warrants have been fully exercised or expire.  Both the Debenture and the Warrants are currently convertible or exercisable, respectively.

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
•
Subsequent to the initial recording, the change in the fair value of the detachable warrants, determined under the Black-Scholes option pricing formula, and the change in the fair value of the embedded derivative in the conversion feature of the convertible debentures were recorded as adjustments to the liabilities at April 30, 2007.

•
$1,623,255 of expense for the three months ended April 30, 2007 relating to the change in the fair value of the Company's stock reflected in the change in the fair value of the warrants and derivatives (noted above) is included as other income (expense).

•	Accreted interest of $150,931 for the three months ended April 30, 2007.

The following table summarizes the various components of the convertible notes as of April 30, 2007:

Derivative liabilities	$4,546,098
Convertible debenture	3,650,000
Unamortized discount	(456,225)
Deferred financing costs	(1,909,434)
Total convertible debt
and financing costs	$5,830,439

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Except for the advance royalty and rent payments noted below, Firstgold is not obligated under any capital leases or non-cancelable operating lease with initial or remaining lease terms in excess of one year as of April 30, 2007.  However, minimum annual royalty payments are required to retain the lease rights to Firstgold’s properties.

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

Crescent Red Caps Joint Venture
Firstgold is the owner of a 22.22% joint venture interest and is the operator of the Crescent Red Caps Joint Venture (“Crescent Red Caps”).  Crescent Red Caps was formed with the intention to hold two leases of unpatented mining claims known as the Crescent Valley and Red Caps properties.  The remaining 77.78% interest is held by ASDi LLC, a California limited liability company owned by A. Scott Dockter, Chairman and CEO of Firstgold.  Additionally, Firstgold, by making expenditures over the next three years aggregating $2,700,000, can acquire a 66.66% overall interest in the joint venture.  Firstgold will then have the opportunity to purchase the remaining joint venture interest held by ASDi LLC based on the results of the exploration work contemplated by these additional expenditures.

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

The properties are subject to two leases which include approximately 135 unpatented mining claims and cover approximately 2700 acres. All gold, silver and other mineral production by Crescent Red Caps is subject to a 3% net smelter return (“NSR”) royalty payable to the lessors except for barite which is subject to a 10% royalty on ore produced from claims covered by the leases. However, Crescent Red Caps does not hold any interest in the two leases due to litigation regarding such leases.

Litigation
On February 8, 2007, a complaint was filed against ASDi, LLC, Crescent Red Caps LLC, Firstgold, and Scott Dockter by the Lessors of the Crescent Valley and Red Caps mining properties.  The complaint was filed in the Sixth Judicial District Court of Lander County, Nevada (Case No. 9661). In the complaint the plaintiffs allege that ASDi, LLC wrongfully assigned its lessee rights in the Crescent Valley and Red Caps mining properties to Crescent Red Caps LLC (of which Firstgold is the Managing Member).  The complaint seeks the termination of the leasehold rights granted to ASDi, LLC and quiet title and damages. The complaint also seeks an order against Firstgold restricting public claims of ownership or control of the mining properties. ASDi, LLC and Firstgold do not believe the lease assignments were wrongful or even required the Lessors’ consent. Consequently, ASDi, LLC and Firstgold plan to vigorously defend this action. On April 3, 2007, a preliminary hearing was held in which the defendants sought a Summary Judgment to have the leasehold termination notices declared void.  The Court did not grant the defendants’ motions thus requiring the matter to proceed to trial on the merits. In addition, the Court has entered an injunction against public claims of ownership of the mining property by Firstgold.  Until this matter is resolved, Crescent Red Caps LLC and/or Firstgold has planned to expend limited funds on exploration expenses on the leased properties.

Firstgold is involved in various other claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate dispositions of these matters will not have a material adverse effect on Firstgold’s financial position, results of operations or liquidity.

NOTE 8 - SHAREHOLDERS' DEFICIT

Common Stock
In March 2007 warrants to purchase 1,125,000 shares of common stock were exercised at a price of $0.20 per share.

In April 2007 warrants to purchase 2,340,013 shares of common stock were exercised by the Chief Executive Officer at a price of $0.15 per share.

In April 2007 Firstgold received net proceeds of $2,374,200 upon the issuance of Units consisting of 5,673,110 shares of common stock and warrants to purchase 2,836,555 shares of common stock at an exercise price of $0.65 per share.

Warrants
Firstgold has issued common stock warrants to officers of Firstgold as part of certain financing transactions.  Firstgold has also issued warrants as part of the issuance of a convertible debt transaction (see Note 6).  Firstgold has also issued warrants as part of the issuance of common stock (see this Note 8).

The fair market value of warrants issued during the three months ended April 30, 2007 in conjunction with the issuance of common stock was determined to be $738,817 and was calculated under the Black-Scholes option pricing model with the following assumptions used:

Expected life	1.5 years
Risk free interest rate	4.66%
Volatility	75.1%
Expected dividend yield	None

The fair value of these warrants has been recorded as both a debit and credit to additional paid in capital.

The following table presents warrant activity from January 31, 2007 through April 30, 2007:

	Number of Shares	Weighted-Average Exercise Price

Outstanding, January 31, 2007	26,592,866	$0.32
Exercised	(3,577,463)	$(0.17)
Granted	3,403,866	$0.40
Outstanding, April 30, 2007	26,419,269	$0.35
Exercisable, April 30, 2007	26,419,269	$0.35

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

The Company adopted SFAS 123(R) using the modified prospective transition method as of and for the three months ended April 30, 2007. In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company’s Statement of Operations during the three months ended April 30, 2007includes compensation expense for share-based payment awards granted during the current fiscal year.

In conjunction with the adoption of SFAS 123(R), the Company elected to attribute the value of share-based compensation to expense using the straight-line method. Share-based compensation expense related to stock options and restricted stock grants was $206,601 for the three months ended April 30, 2007, and was recorded in the financial statements as operating expense.

For the three months ended April 30, 2007 the Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 36 months following the grant date; stock volatility, 75.0%; risk-free interest rates of 4.09%; and no dividends during the expected term. As stock-based compensation expense recognized in the consolidated statement of operations pursuant to SFAS No. 123(R) is based on awards ultimately expected to vest, expense for grants beginning upon adoption of SFAS No. 123(R) on February 1, 2006 will be reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience.

A summary of the Company’s stock option activity is as follows:

		Weighted Ave.	Aggregate
	# of Shares	Exercise Price	Intrinsic Value

Outstanding as of January 31, 2007	2,350,000	$0.46	$0
Granted	750,000	$0.47	$0
Exercised	0	$0
Cancelled	0	$0

Outstanding as of October 31, 2006	3,100,000	$0.51	$0

Exercisable as of October 31, 2006	650,000	$0.53	$0

Additional information regarding options outstanding as of October 31, 2006 is as follows:

		Options outstanding		Options exercisable
		Weighted average	Weighted		Weighted
Range of		remaining	average		average
exercise	Number	contractual	exercise	Number	exercise
prices	outstanding	life (years)	price	exercisable	price

$0.16 — $0.35	450,000	2.25	$0.24	112,500	$0.24
$0.50	1,900,000	2.00	$0.50	725,000	$0.50
$0.65	750,000	1.00	$0.65	375,000	$0.65

	3,100,000	2.75	$0.47	1,212,500	$0.52

The weighted-average grant-date fair value of options granted during the three months ended April 30, 2007 was $0.65. At April 30, 2007 there was $207,306 of total unrecognized compensation costs related to non-vested stock options granted under the Plan, which will be recognized over a period not to exceed three years. At April 30, 2007, 2,100,000 shares were available for future grants under the Stock Option Plan.

NOTE 9 - RELATED PARTY TRANSACTIONS

Prepayment of Airplane Time from Officer
In December 2006 Firstgold purchased 600 hours of airplane usage from the Chairman and Chief Executive Officer of Firstgold for $120,000 at a rate of $200 per hour.  The airplane is to be used by Firstgold for commuting to and from Nevada to the various mine sties and the Lovelock, NV office.  Based on current market rental rates for similar planes Firstgold believes that the current market hourly rate is substantially above its contract rate of $200 per hour.  During the quarter ended April 30, 2007 $4,760 of airplane time was used by Firstgold.

Advance to Officer
In January 2007 Firstgold made a temporary travel advance of $100,000 to the Chairman and Chief Executive Officer.  This amount had been fully repaid by April 30, 2007.

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

Plan of Operation for the Next Twelve Months

Certain key factors that have affected our financial and operating results in the past will affect our future financial and operating results.  These include, but are not limited to the following:

•	Gold prices, and to a lesser extent, silver prices;

•	Current mineralization at the Relief Canyon Mine are estimated by us (based on past exploration by Firstgold and work done by others).

•	Our proposed exploration of properties now include 146 millsite and unpatented mining claims contained in about 1000 acres of the Relief Canyon Property and the 35,000 acre Antelope Peak property.

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

•
Additional funding or the utilization of other venture partners will be required to fund exploration, research, development and operating expenses at the Antelope Peak property.  In the past we have been dependent on funding from the private placement of our securities as well as loans from related and third parties as the sole sources of capital to fund operations.

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

Operating Results for the Fiscal Quarters Ended April 30, 2007 and 2006

Although we commenced efforts to re-establish its mining business early in fiscal year 2004, no mining operations have commenced and no revenues have been recognized during the quarters ended April 30, 2007 and 2006, respectively.  We have granted a 4% net smelting return royalty to a third party related to the Relief Canyon mining property which has been recorded as an $800,000 deferred option income.

During the quarter ended April 30, 2007 we spent $126,681 exploration, reclamation and maintenance expenses related to our mining properties.  Reclamation and maintenance expenses expended during the same quarter ended April 30, 2006 were $69,510.  These expenses relate primarily to maintenance and retention costs required to maintain our mining claims.  The increase in costs was due to extensive refurbishment at the Relief Canyon mine and the resumption of exploration drilling.  We incurred operating expenses of $985,685 during the quarter ended April 30, 2007.  Of this amount, $222,933 reflects outside director compensation expense, $188,769 reflects promotion expense, $93,500 reflects officer compensation and related payroll taxes during the quarter and $124,533 reflect fees for outside professional services.  A large portion of the outside professional services reflects legal and accounting work pertaining to our annual and quarterly reporting on Form 10-KSB and Form 10-QSB occurring in fiscal year 2008 as well as our filed Form SB-2.  During the quarter ended April 30, 2006 we incurred operating expenses of $247,729 of which $93,500 represented officer compensation and related payroll taxes and $138,864 reflected fees for outside professional services.  It is anticipated that both mining costs and operating expenses will increase significantly as we resume our exploration program and mining operations.

We incurred interest expense of $247,959 during the quarter ended April 30, 2007 which compares to interest expenses of $85,990 incurred during the same quarter of 2006.  The principal balance of loans outstanding during the first quarter of fiscal year 2008 increased by $2,525,772 compared to first quarter of fiscal year 2007, which was primarily the result of an increase in convertible debentures.  The increase in additional interest expense during the quarter ended April 30, 2007 was primarily due to the increase in the principal balance of loans outstanding.

In conjunction with the Convertible Debenture issued on March 16, 2007, we allocated the proceeds received between convertible debt and the detachable warrants based upon the relative fair market values on the date the proceeds were received.  Subsequent to the initial recording, the change in the fair value of the detachable warrants, determined under the Black-Scholes option pricing formula, and the change in the fair value of the embedded derivative in the conversion feature of the convertible debentures are recorded as adjustments to the liabilities at April 30, 2007.  This resulted in $1,623,255 of expense relating to the change in the fair value of Firstgold’s stock reflected in the change in the fair value of the warrants and derivatives (noted above) and is included as other income (expense).

Our total net loss for the quarter ended April 30, 2007 increased to $2,977,614 compared to a net loss of $694,078 incurred for the same quarter ended April 30, 2006.  The larger net loss in the first quarter of fiscal 2008 reflects the income effect of the adjustment to fair value of derivatives and higher interest expense as well as the increase in operating expenses as we reactivate our mining activities and a continued lack of revenues recognized during the quarter.

Liquidity and Capital Resources

We have incurred significant operating losses since inception and during the three months ended April 30, 2007 which has resulted in an accumulated deficit of $26,737,529 as of April 30, 2007.  At April 30, 2007, we had cash and other current assets of $2,637,144 compared to $412,752 at January 31, 2007 and net working capital of $580,756.  Since the resumption of our business in February 2003, we have been dependent on borrowed or invested funds in order to finance our ongoing operations.  As of April 30, 2007, we had outstanding debentures and notes payable in the gross principal amount of $3,778,406 (net balance of $5,958,845 after $(2,365,659) of note payable discount and deferred financing costs and $4,546,098 of derivative liabilities) which reflects an increase in the gross principal balance of $2,525,772 compared to notes payable in the gross principal amount of $1,252,634, (net balance of $1,050,594 after $735,668 of note payable discount and deferred financing costs and $533,628 of derivative liabilities) as of April 30, 2006.

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

On September 26, 2006, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) and other agreements, which were amended on November 1, 2006, with Cornell Capital Partners LP in connection with the private placement of convertible debentures, in the aggregate principal amount of $3,000,000 and bearing interest at 8% per annum (the “Debentures”).  The Debentures were issued for $1,000,000 on September 26, 2006, $1,000,000 on December 1, 2006 and $1,000,000 on March 16, 2007.  Each Debenture has a three (3) year term from the date of issue unless they are converted into shares of Firstgold Common Stock or are repaid prior to the expiration dates.  The conversion rate is adjustable and at any conversion date, will be the lower of the Fixed Conversion Price of $0.4735 per share or 95% of the Market Conversion Price.  Subsequent to the end of the first quarter, the Fixed Conversion Price was reduced to $0.45 per share.  Consequently, the number of shares of Firstgold Common Stock into which the Debentures may be converted will never be less than 6,666,667 shares but could be substantially more if the average market price of Firstgold’s Common Stock falls below $0.45.

Firstgold paid a Commitment Fee to Cornell Capital Partners, LP of 9% of gross proceeds or a total of $270,000.  Firstgold also paid Yorkshire Advisors, LLC (an affiliate of Cornell Capital Partners) a due diligence fee of $5,000 and a Structuring Fee of $20,000.  Net proceeds to Firstgold from this financing were approximately $2,705,000.

On April 12, 2007 we received net proceeds of $2,374,200 upon the issuance of Units consisting of 5,673,110 shares of our common stock sold at $0.45 per Unit and warrants to purchase 2,836,555 shares of common stock at an exercise price of $0.65 per share.  The warrants have a term of 18 months.

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

Due to our continuing losses from business operations, the independent auditor’s report dated May 16, 2007, includes a “going concern” explanation relating to the fact that Firstgold’s continuation is dependent upon obtaining additional working capital either through significantly increasing revenues or through outside financing.  As of April 30, 2007, Firstgold’s principal commitments included its obligation to pay ongoing maintenance fees on 78 unpatented mining claims, the funding arrangement pursuant to the joint venture with ASDi, LLC and the annual minimum rent due on the Winchell Ranch mineral lease.

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

Off-Balance Sheet Arrangements

During the fiscal quarter ended April 30, 2007, Firstgold did not engage in any off-balance sheet arrangements as defined in Item 303(c) of the SEC’s Regulation S-B.

Factors Affecting Future Operating Results

We are a development stage company and an investment in, or ownership position in our common stock is inherently risky.  Some of these risks pertain to our business in general, and others are risks which would only affect our common stock.  The price of our common stock could decline and/or remain adversely affected due to any of these risks and investors could lose all or part of an investment in our company as a result of any of these risks coming to pass. Readers of this Report should, in addition to considering these risks carefully, refer to the other information contained in this Report, including disclosures in our financial statements and all related notes.  If any of the events described below were to occur, our business, prospects, financial condition, or results of operations or cash flow could be materially adversely affected.  When we say that something could or will have a material adverse effect on Firstgold, we mean that it could or will have one or more of these effects.  We also refer readers to the information in this Report, discussing the impact of Forward-Looking Statements on the descriptions contained in this Report and included in the Factors discussed below.

As a development stage company with an unproven business strategy, we may not be able to achieve positive cash flows and our limited history of operations makes evaluation of our future business and prospects difficult.  We have been relatively inactive since April 2001.  Consequently, we have only recently reactivated our business operations and we have not generated any revenues, other than interest and dividend income, since our reactivation.  As a result, we have only a limited operating history upon which to evaluate our future potential performance.  Our prospects must be considered in light of the risks and difficulties encountered by new companies which have not yet established their business operations.

We will need additional funds to finance our mining and exploration activities as well as fund our current operations.  We currently have limited cash reserves and a working capital of $580,756 as of April 30, 2007.  Consequently, our ability to meet our long-term obligations in the ordinary course of business is dependent upon our ability to raise additional capital through public or private equity financings, establish increasing cash flow from operations, enter into joint ventures or other arrangements with capital sources, or secure other sources of financing to fund operations.

Our prior and current independent certified public accountants have expanded their opinion contained in our financial statements as of and for the years ended January 31, 1997, through January 31, 2007 to include an explanatory paragraph related to our ability to continue as a going concern, stating, in the audit report dated May 16, 2007, that “the Company has incurred a net loss of $4,728,073 and had negative cash flow from operations of $2,397,495.  In addition, the Company had an accumulated deficit of $23,758,605 and a shareholders’ deficit of $4,245,793 at January 31, 2007.”  These factors, among others, as discussed in “Note 2- Going Concern” to the financial statements, raise substantial doubt about the Company’s ability to continue as a going concern.  The auditors recognize that the cash flow uncertainty makes their basic assumptions about value uncertain.  When it seems uncertain whether an asset will be used in a “going concern” or sold at auction, the auditors assume that the business is a “going concern” for purposes of all their work, and then they disclose that there is material uncertainty about that assumption.  It is definitely a consequence of our negative cash flows from operations that we continually need additional cash.  At any time, a serious deficiency in cash flows could occur and it is not always possible or convenient to raise additional capital.  A problem in raising capital could result in temporary or permanent insolvency and consequently potential claims by unpaid creditors and perhaps closure of the business.  All of these things are possibilities.  It is certain, in any case, that analysts and investors view unfavorably any report of independent auditors expressing substantial doubt about a company's ability to continue as a going concern.

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

Gold exploration is highly speculative in nature.  Success in exploration is dependent upon a number of factors including, but not limited to, quality of management, quality and availability of geological data and availability of exploration capital.  Due to these and other factors, the probability of our exploration program identifying individual prospects having commercially significant reserves cannot be predicted.  It is likely that many of the claims explored will not contain any commercially viable reserves.  Consequently, substantial funds will be spent on exploration which may identify only a few, if any, claims having commercial development potential.  In addition, if commercially viable reserves are identified, significant amounts of capital will be required to mine and process such reserves.

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

We are substantially dependent upon the continued services of A. Scott Dockter, our President.  While we have an employment agreement with Mr. Dockter, there is no key person life insurance or disability insurance on Mr. Dockter.  While Mr. Dockter expects to spend the majority of his time assisting Firstgold, there can be no assurance that Mr. Dockter’s services will remain available to Firstgold.  If Mr. Dockter’s services are not available to us, we would be materially and adversely affected.  However, Mr. Dockter is a significant stockholder of Firstgold and considers his investment of time and money in Firstgold of significant personal value.

We have entered into a joint venture agreement intended to pursue the exploration of two mining properties leased by ASDi LLC whose sole manager and majority member is A. Scott Dockter, President and CEO of Firstgold.  Consequently, Mr. Dockter has a conflict of interest in this joint venture.  Furthermore, ASDi LLC will initially hold a 77.78% interest in a Nevada limited liability company called Crescent Red Caps LLC through which the joint venture will be operated.  While Firstgold will be the sole manager of the Crescent Red Caps LLC, Mr. Dockter will be able to control the joint venture activities through his position with the Manager (Firstgold) and through his ownership and control of the majority member (ASDi LLC).  While Mr. Dockter will endeavor to always act in the best interest of Firstgold and its stockholders, stockholders will have only limited ability to influence or object to actions taken by the Crescent Red Caps LLC in exploring, developing and capital spending on the joint venture properties.

As of May 31, 2007, Firstgold had approximately 87,727,722 shares of Common Stock outstanding and convertible debentures which are convertible into up to 8,111,111 shares of our Common Stock.  Additionally, warrants to purchase a total of 26,794,271 shares of our Common Stock were outstanding as of May 31, 2007.  Furthermore, up to an additional 10,000,000 shares of Common Stock could become issuable to the convertible debenture holders if a default were to occur.  The possibility that substantial amounts of our outstanding Common Stock may be sold by investors or the perception that such sales could occur, often called "equity overhang," could adversely affect the market price of our Common Stock and could impair our ability to raise additional capital through the sale of equity securities in the future

At the time of entering into the $3,000,000 Secured Convertible Debentures (“Convertible Debentures”) with Cornell Capital Partners, the Fixed Conversion Price was $0.4735 per share.  However, subsequent to the end of the first quarter, the Fixed Conversion Price was adjusted downward to $0.45 per share which would equal approximately 6,666,667 shares if the entire principal were converted into Firstgold Common Stock.  This represents the minimum number of shares issuable upon the conversion of the Convertible Debenture.  However, if the market price for Firstgold Common Stock should drop below $0.45 per share, we would be required to issue substantially more shares of Common Stock upon the conversion of the Convertible Debentures.  The issuance of significantly more shares at a lower conversion price would have a dilutive effect to our current stockholders.

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

Exploration Stage Company

Effective January 1, 1995 (date of inception), Firstgold is considered a development stage company as defined in SFAS No. 7.  Firstgold’s development stage activities consist of the development of several mining properties located in Nevada.  Sources of financing for these development stage activities have been primarily debt and equity financing.  Firstgold has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of Firstgold and other relevant factors.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On April 3, 2007, a preliminary hearing was held regarding the Belaustegui v. ASDi LLC lawsuit in which the defendants sought a Summary Judgment to have two leasehold termination notices relating to the Crescent Valley and Red Caps leases declared void.  The Court did not grant the defendants’ motions thus requiring the matter to proceed to trial on the merits.  In addition, on May 11, 2007 the Court entered an injunction against public claims of ownership of the two mining properties by defendants.  Until this matter is resolved, Crescent Red Caps LLC and/or Firstgold will make limited expenditures on exploration expenses on the leased properties.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities During the Quarter

As previously reported on Form 8-K, on April 12, 2007, Firstgold sold 5,673,110 Units at $0.45 per Unit.  Each Unit consisted of one share of Firstgold common stock and 1/2 warrant to purchase an additional share of Firstgold common stock at an exercise price of $0.65 per share.  The warrants expire 18 months from the date of issuance.  The Units were offered and sold exclusively to individuals residing or entities formed outside the United States and are not deemed to be “U.S. persons” as that term is defined under Regulation S.  Each investor represented that it is purchasing such Units for its own account.  Both the offer and the sale of the Firstgold Units were made outside the United States and are deemed to be “offshore transactions” as that term is defined under Regulation S.  The share certificates and warrant agreements contain a legend indicating that such shares and warrants can only be transferred in compliance with the provisions of Regulation S.  In light of the foregoing, such sales were deemed exempt from registration pursuant to Regulation S of the Securities Act of 1933 (the “Securities Act”). The shares are deemed to be “restricted securities” as defined in Rule 144 under the Securities Act.

The following issuances of stock, warrants, and other equity securities were made without any public solicitation to a limited number of investors or related individuals or entities in separately negotiated transactions.  Each investor represented to us that the securities were being acquired for investment purposes only and not with an intention to resell or distribute such securities.  Each of the individuals or entities had access to information about our business and financial condition and was deemed capable of protecting their own interests.  The stock, warrants and other securities were issued pursuant to the private placement exemption provided by Section 4(2) or Section 4(6) of the Securities Act or Regulation S under the Securities Act.  These are deemed to be “restricted securities” as defined in Rule 144 under the Securities Act and the option certificates and stock certificates bear a legend limiting the resale thereof.

During the quarter ended April 30, 2007 Firstgold’s president exercised options to purchase 2,340,013 shares of Firstgold common stock at an exercise price of $0.15 per share.

On March 28, 2007 the Board approved the issuance of options to purchase 250,000 shares of Firstgold common stock to each of its three independent directors.  The options have an exercise price of $0.65 per share and a 10 year term.  The options were issued from the 2006 Stock Option Plan.

Prior issuances of Firstgold’s common stock or other securities during fiscal years 2007, 2006 and 2005 have been reported in Firstgold’s prior filings with the Securities and Exchange Commission.

ITEM 6.  EXHIBITS

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRSTGOLD CORP.

Dated: June 19, 2007	By:	/s/ SCOTT DOCKTER
A. Scott Dockter, President and Chief Executive Officer

/s/ JAMES KLUBER
James Kluber, Principal Accounting Officer and Chief Financial Officer