Form 10QSB
period 2007-07-31
FIRSTGOLD CORP.
filed 2007-09-19
CIK 878808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2007

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

YES                   NO    X

Common stock, $0.001 par value, 107,589,794 issued and outstanding as of August 31, 2007.

Transitional Small Business Disclosure Format:                                                                                              YES                   NO    X

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FIRSTGOLD CORP.

FIRSTGOLD CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET

	July 31,	January 31,
	2007	2007
	(unaudited)
ASSETS

Current assets:
Cash	$8,466,770	$150,647
Travel advance	14,737	114,737
Deposits	107,368	7,368
Prepaid expense	133,640	140,000

Total current assets	8,722,515	412,752

Property, plant and equipment, net of accumulated depreciation of $76,585 and $20,850 at July 31, and January 31, 2007, respectively	1,837,479	928,029

Other Assets
Restricted cash	674,850	250,981
Deferred reclamation costs	641,026	641,026

Total other assets	1,315,876	892,007

Total assets	$11,875,870	$2,232,788

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
Accounts payable	$732,600	$598,788
Accrued expenses	1,268,904	1,198,174
Notes payable	171,492	130,249

Total current liabilities	2,172,996	1,927,211

Long-term liabilities
Convertible debenture and related derivative liabilities
net of unamortized discount of $456,225 and $402,135 and deferred financing costs of $1,909,434 and $1,382,642 at July 31, and
January 31, 2007, respectively	4,567,281	3,110,344
Accrued reclamation costs	641,026	641,026
Deferred revenue	800,000	800,000

Total long-term liabilities	6,008,307	4,551,370

Total liabilities	8,181,303	6,478,581

The accompanying notes are an integral part of these financial statements

FIRSTGOLD CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET

	July 31,	January 31,
	2007	2007

Commitments and contingencies

Shareholders' surplus (deficit)
Common stock, $0.001 par value
250,000,000 shares authorized at July 31, and January 31, 2007, respectively
107,589,794 and 68,104,072 shares issued and outstanding at
July 31, and January 31, 2007, respectively	107,599	77,839
Additional paid in capital	31,166,524	19,434,973
Deficit accumulated during the exploration stage	(27,579,556)	(23,758,605)

Total shareholders' surplus (deficit)	3,694,567	(4,245,793)

Total liabilities and shareholders' deficit	$11,875,870	$2,232,788

The accompanying notes are an integral part of these financial statements

FIRSTGOLD CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
For the Six and Three Months Ended July 31, 2006 and 2005
and for the Period from January 1, 1995 to July 31, 2006

					For the Period
	For the Six Months Ended		For the Three Months Ended		From January 1,
	July 31,		July 31,		1995 to July
	2007	2006	2007	2006	31, 2007
Net Sales	$-	$-	$-	$-	$-

Exploration and maintenance costs	463,815	172,130	337,134	102,620	2,358,143

Gross loss	(463,815)	(172,130)	(337,134)	(102,620)	(2,358,143)
Operating expenses	(2,211,602)	(543,093)	(1,225,917)	(295,365)	(18,079,426)

Loss from operations	(2,675,417)	(715,223)	(1,563,051)	(397,985)	(20,437,569)

Other (expense)
Interest income	83,306		77,340		170,058
Dividend income					30,188
Other income					6,565
Adjustments to fair value of derivatives	(703,992)	(661,824)	919,263	(370,977)	(1,357,903)
Interest expense	(523,539)	(231,492)	(275,580)	(145,502)	(3,529,551)
Loss from joint venture					(859,522)
Loss on sale of marketable securities					(281,063)
Bad debt expense					(40,374)
Loss on disposal of plant, property
and equipment					(334,927)
Loss on disposal of bond					(21,000)

Total other income (expense)	(1,144,225)	(893,316)	721,023	(516,479)	(6,198,880)

Net loss	$(3,819,642)	$(1,608,539)	$(842,028)	$(914,464)	$(26,636,452)

Basic and diluted loss per share	$(0.04)	$(0.02)	$(0.01)	$(0.01)

Basic and diluted weighted-
average shares
outstanding	87,133,248	68,922,690	93,940,374	69,464,614

The accompanying notes are an integral part of these financial statements

FIRSTGOLD CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
For the Six Months Ended July 31, 2007 and 2006
and for the Period from January 1, 1995 to July 31, 2007

			For the Period
			From January 1,
	For the Six Months Ended July 31,		1995 to July
	2007	2006	31, 2007

Cash flows from operating activities
Net loss	$(3,819,642)	$(1,608,539)	$(26,636,452)
Adjustments to reconcile net loss to net cash
used in operating activities
Accretion of warrants issued as a debt discount	21,461	-	1,309,236
Accretion of beneficial conversion	-	-	107,468
Accretion of debt discount	119,919	71,830	371,591
Adjustments to fair value of derivatives	703,992	661,824	1,357,904
Loss from joint venture	-	-	859,522
Loss on sale of marketable securities	-	-	281,063
Depreciation and amortization	111,213	23,424	300,098
Loss on disposal of property, plant and equipment	-	-	334,927
Impairment in value of property, plant and equipment	-	-	807,266
Loss on disposal of bond	-	-	21,000
Impairment in value of Relief Canyon Mine	-	-	3,311,672
Impairment in value of joint investments	-	-	490,000
Bad debt	-	-	40,374
Assigned value of stock and warrants exchanged for services	358,062	68,020	2,298,083

The accompanying notes are an integral part of these financial statements

FIRSTGOLD CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
For the Six Months Ended July 31, 2007 and 2006
and for the Period from January 1, 1995 to July 31, 2007

Assigned value of stock options issued for compensation	55,039	2,057	104,750
Gain on write off of note payable	-	-	(7,000)
Judgment loss accrued	-	-	250,000
(Increase) decrease in
Restricted cash	(423,869)	-	(674,850)
Travel advance	100,000	(4,392)	(10,737)
Deposits	(100,000)	(5,000)	(102,868)
Deferred reclamation costs	-	-	175,548
Prepaid expenses	6,360	(16,000)	(136,540)
Reclamation bonds	-	-	185,000
Other assets	-	-	(1,600)
Increase (decrease) in
Accounts payable	133,812	(187,715)	451,640
Accrued expenses	70,730	50,135	1,824,560

Net cash used by operating activities	(2,662,923)	(942,356)	(12,688,317)

Cash flows from investing activities
Proceeds from sale of marketable securities	-	-	34,124
Investment in marketable securities	-	-	(315,188)
Advances from shareholder	-	-	7,436
Contribution from joint venture partner	-	-	775,000

The accompanying notes are an integral part of these financial statements

FIRSTGOLD CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
For the Six Months Ended July 31, 2007 and 2006
and for the Period from January 1, 1995 to July 31, 2007

Purchase of joint venture partner interest	-	-	(900,000)
Capital expenditures	(965,185)	(32,287)	(4,865,572)
Proceeds from disposal of property, plant and equipment		-	278,783
Investments in joint ventures	-	-	(490,000)
Note receivable	-	-	(268,333)
Repayment of note receivable	-	-	268,333

Net cash used by investing activities	(965,185)	(32,287)	(5,475,417)

Cash flows from financing activities
Proceeds from the issuance of common stock	10,992,988	100,000	7,659,253
Proceeds from notes payable	960,000	360,000	5,914,548
Principal repayments of notes payable	(8,757)	(24,845)	(2,062,551)
Repayment of advances to affiliate	-	-	(231,663)
Deferred revenue	-	-	800,000

Net cash provided by financing activities	11,944,231	435,155	26,623,817

Net increase (decrease) in cash	8,316,123	(539,488)	8,460,083

Cash, beginning of year	150,647	700,224	6,687

Cash, end of period	$8,466,770	$160,736	$8,466,770

The accompanying notes are an integral part of these financial statements

FIRSTGOLD CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
For the Six Months Ended July 31, 2007 and 2006
and for the Period from January 1, 1995 to July 31, 2007

Supplemental cash flow information for the six months ended July 31, 2007 and 2006 and January 1, 1995 through July 31, 2007 as follows:
			For the Period
			From January 1,
	For the Six Months Ended July 31,		1995 to July 31,
	2007	2006	2007

Cash paid for interest	$-	$-	$161,107
Cash paid for income taxes	$-	$-	$-

Non Cash Investing and Financing Activities:
Conversion of related party note payable to common stock, including interest payable of $446,193	$-	$-	$1,848,935
Conversion of convertible debenture to common stock Including interest payable of $30,948	$450,000	$600,000	$1,623,406
Issuance of warrants as financing costs in connection with convertible debt	$-	$-	$173,114
Issuance of common stock as payment for settlement of liabilities	$-	$-	$39,000

The accompanying notes are an integral part of these financial statements

    FIRSTGOLD CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
For the Three Months Ended July 31, 2007

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

Firstgold has embarked on a business strategy whereby it will invest in and/or manage gold mining and other mineral producing properties.  Currently, Firstgold’s principal assets include various mineral leases associated with the Relief Canyon mine located near Lovelock, Nevada along with various items of mining equipment located at that site.  Firstgold’s business will be to acquire, explore and, if warranted, develop various mining properties located in the state of Nevada.  Firstgold plans to carryout comprehensive exploration and development programs on its properties.  Firstgold plans to fund these activities itself, although some activities may be outsourced.  Consequently, Firstgold's current plan will require the hiring of significant amounts of mining employees to carry out its future mining and current exploration activities.

NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis.  During the years ended January 31, 2007 and 2006 and the period from January 1, 1995 to January 31, 2007, Firstgold incurred net losses of approximately $4,728,070, $2,645,231, and $22,816,810, respectively.  In addition, Firstgold had a total shareholders’ deficit of $4,245,793 and has been in the exploration stage since inception and through January 31, 2007.  Information for the six months ended July 31, 2007 include a net loss of $3,819,642; negative cash flows from operations of $2,662,923 and an accumulated shareholders’ surplus of $3,694,567.  The Company's ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  The outcome of these matters cannot be predicted with any certainty at this time.  Since inception, the Company has satisfied its capital needs by issuing equity securities.

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

Restricted Cash
Restricted cash represents a certificate of deposit with Umpqua Bank to serve as collateral for a reclamation bond with the Nevada Department of Environmental Protection at the Relief Canyon Mine.

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

The following common stock equivalents were excluded from the calculation of diluted loss per share since their effect would have been anti-dilutive:

	2007	2006
Warrants	26,419,269	21,274,583
Options	3,825,000	1,350,000

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

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment at July 31, 2007 was recorded at $1,914,064 and consisted of $1,345,721 of site and pad costs, processing plant and mining equipment at the Relief Canyon Mine, $414,009 in land and building cost in an office in Lovelock, NV and $154,334 of other property and equipment.  The Company had previously determined that the value of its fixed assets at the Relief Canyon Mine were permanently impaired and wrote off assets with a carrying value of $800,000.  When the Company can reestablish mining operations at Relief Canyon it is possible that some of these assets could be utilized in such operations.

A summary of property and equipment was as follows:

	Buildings	Machinery & Equipment	Development Costs	Capitalized Interest	Total

Relief Canyon Mine	$215,510	$277,307	$261,742	$45,441	$800,000

NOTE 5 - NOTES PAYABLE

Notes payable consist of the following at July 31, 2007:

Mortgage note payable	$100,000
The note bears interest at 10% per year and is due in January 2008. The loan is secured by a 3,000 square foot improved office building located in Lovelock, NV.

Equipment notes payable	71,492
The note does not bear any interest and is due in December 2007. The loan is secured by a Caterpillar loader.

Total notes payable	$171,492

Firstgold recorded interest expense of $275,580 and $523,539 for the three months and six months ended July 31, 2007 compared to interest expense of $145,502 and $370,237 for the three months and six months ended July 31, 2006.

NOTE 6 – CONVERTIBLE DEBENTURES

September 26, 2006 Convertible Debenture

On September 26, 2006, Firstgold entered into a Securities Purchase Agreement (the “Purchase Agreement”) and other agreements, as amended on November 1, 2006, in connection with the private placement of convertible debentures, in the aggregate principal amount of $3,000,000 and bearing interest at 8% per annum (the “Debenture”).  The Debentures were funded $1,000,000 on September 26, 2006, $1,000,000 upon the filing of a resale registration statement with the SEC on December 1, 2006 and $1,000,000 on March.15, 2007.  Of the $1,000,000 funded on September 26, 2006, $120,000 was paid for various loan fees and closing costs; of the $1,000,000 funded December 1, 2006, $90,000 was paid for various loan fees and closing costs; and of the $1,000,000 funded March 19, 2007, $90,000 was paid for various loan fees and closing costs.  The Debentures are due and payable three years after the issue date unless it is converted into shares of common stock or is repaid prior to its expiration date.  The conversion rate is adjustable and at any conversion date, will be the lower of $0.45 per share or 95% of the Market Conversion Price.  On July 13, 2007 $450,000 of the Debenture dated March 15, 2007 was converted into 1,000,000 shares of common stock.

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

  Subsequent to the initial recording, the change in the fair value of the detachable warrants, determined under the Black-Scholes option pricing formula, and the change in the fair value of the embedded derivative in the conversion feature of the convertible debentures were recorded as adjustments to the liabilities at July 31, 2007.
  $1,623,255 of income for the three months ended July 31, 2007 relating to the change in the fair value of the Company's stock reflected in the change in the fair value of the warrants and derivatives (noted above) is included as other income (expense).
  Accreted interest of $163,482 for the three months ended July 31, 2007.
The following table summarizes the various components of the convertible notes as of July 31, 2007:

Derivative liabilities	$3,235,430
Convertible debenture	3,200,000
Unamortized discount	(1,591,089)
Deferred financing costs	(277,060)
Total convertible debt
and financing costs	$4,567,281

October 10, 2006 Convertible Debentures

On October 10, 2006, Firstgold issued convertible debentures in the aggregate principal amount of $650,000 and bearing interest of 8% per annum.  The Debentures and accrued interest are convertible into shares of Firstgold common stock at a conversion rate of $0.45 per share.  The Debentures are due and payable three years from the date of issue unless they are converted into shares of the Company’s common stock or are repaid prior to their expiration date.  Additionally, the investors were issued warrants to purchase an aggregate of 746,843 shares of Firstgold common stock exercisable at $0.45 per The warrants were issued as financing costs and total deferred financing cost of $173,114 was recorded in relation to this debt.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Except for the advance royalty and rent payments noted below, Firstgold is not obligated under any capital leases or non-cancelable operating lease with initial or remaining lease terms in excess of one year as of July 31, 2007.  However, minimum annual royalty payments are required to retain the lease rights to Firstgold’s properties.

Relief Canyon Mine
Our mining property rights are represented by 146 unpatented mill site and mining lode claims which were re-staked in October 2004 and June 2006.  Unpatented mining claims are generally considered subject to greater title risks than patented mining claims or real property interests that are owned in fee simple.  To remain valid, such unpatented claims are subject to annual maintenance fees.  As of July 31, 2007, we were current in the payment of such maintenance fees.

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

Crescent Red Caps Joint Venture
Firstgold is the owner of a 22.22% joint venture interest and is the operator of the Crescent Red Caps Joint Venture (“Crescent Red Caps”).  Crescent Red Caps was formed with the intention to acquire various mining properties located in Nevada.  The remaining 77.78% interest is held by ASDi LLC, a California limited liability company owned by A. Scott Dockter, Chairman and CEO of Firstgold.  Additionally, Firstgold, by making expenditures over the next three years aggregating $2,700,000, can acquire a 66.66% overall interest in the joint venture.  Firstgold will then have the opportunity to purchase the remaining joint venture interest held by ASDi LLC based on the results of the exploration work contemplated by these additional expenditures.

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

In the complaint the plaintiffs allege that ASDi, LLC wrongfully assigned its lessee rights in the Crescent Valley and Red Caps mining properties to Crescent Red Caps LLC (of which Firstgold is the Managing Member).  The complaint seeks the termination of the leasehold rights granted to ASDi, LLC and quiet title and damages. The complaint also seeks an order against Firstgold restricting public claims of ownership or control of the mining properties. ASDi, LLC and Firstgold do not believe the lease assignments were wrongful or even required the Lessors’ consent. Consequently, ASDi, LLC and Firstgold plan to vigorously defend this action. On April 3, 2007, a preliminary hearing was held in which the defendants sought a Summary Judgment to have the leasehold termination notices declared void.  The Court did not grant the defendants’ motions thus requiring the matter to proceed to trial on the merits. In addition, the Court has entered an injunction against public claims of ownership of the mining property by Firstgold.  Until this matter is resolved, Crescent Red Caps LLC and/or Firstgold plans to expend limited funds on exploration expenses on the leased properties.

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

In April 2007 Firstgold received net proceeds of $2,374,200 upon the issuance of Units consisting of 5,673,110 shares of common stock and warrants to purchase 2,836,555 shares of common stock at an exercise price of $0.65 per share.   In the event Firstgold does not either become listed on the Toronto Stock Exchange or have the Units registered under an effective registration statement pursuant to the Securities Act of 1933 on or before October 15, 2007, then each warrant that remains unexercised as of October 15, 2007 shall thereafter entitle the Holder to receive upon exercise 1.1 common shares, rather than one share, for the exercise price.

In May 2007 Firstgold received net proceeds of $337,500 upon the issuance of Units consisting of 749,999 shares of common stock and warrants to purchase 375,002 shares of common stock at an exercise price of $0.65 per share.  In the event Firstgold does not either become listed on the Toronto Stock Exchange or have the Units registered under an effective registration statement pursuant to the Securities Act of 1933 on or before October 15, 2007, then each warrant that remains unexercised as of October 15, 2007 shall thereafter entitle the Holder to receive upon exercise 1.1 common shares, rather than one share, for the exercise price.

In June 2007 Firstgold received net proceeds of $7,798,141 upon the issuance of Units consisting of 18,843,421 shares of common stock and warrants to purchase 9,421,711 shares of common stock at an exercise price of $0.65 per share. Additionally, 1/10th of one common share and 1/20th of one warrant will be issued for each Unit in the event that Firstgol does not either become listed on the Toronto Stock Exchange or have the Units registered under an effective registration statement pursuant to the Securities Act of 1933 on or before November 15, 2007.

Warrants
Firstgold has issued common stock warrants to officers of Firstgold as part of certain financing transactions.  Firstgold has also issued warrants as part of the issuance of a convertible debt transaction (see Note 6).  Firstgold has also issued warrants as part of the issuance of common stock (see this Note 8).

The fair market value of warrants issued during the six months ended July31, 2007 in conjunction with the issuance of common stock was determined to be $2,683,089 and was calculated under the Black-Scholes option pricing model with the following assumptions used:

Expected life	1.5 years
Risk free interest rate	4.66% to 4.92%
Volatility	49.18% to 75.1%
Expected dividend yield	None

The fair value of these warrants has been recorded as both a debit and credit to additional paid in capital.

The following table presents warrant activity from January 31, 2007 through July 31, 2007:

		Weighted-
		Average
	Number	Exercise
	of Shares	Price

Outstanding, January 31, 2007	26,592,866	$0.32
Exercised	(3,577,463)	$(0.17)
Granted	16,168,417	$0.65
Outstanding, July 31, 2007	39,183,820	$0.47
Exercisable, July 31, 2007	39,183,820	$0.47

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

The Company adopted SFAS 123(R) using the modified prospective transition method as of and for the six months ended July 31, 2007. In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company’s Statement of Operations during the six months ended July 31, 2007includes compensation expense for share-based payment awards granted during the current fiscal year.

In conjunction with the adoption of SFAS 123(R), the Company elected to attribute the value of share-based compensation to expense using the straight-line method. Share-based compensation expense related to stock options and restricted stock grants was $55,039 for the six months ended July 31, 2007, and was recorded in the financial statements as operating expense.

For the six months ended July 31, 2007 the Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 36 months following the grant date; stock volatility, 49.2% to 75.0%; risk-free interest rates of 4.09%to 4.90%; and no dividends during the expected term. As stock-based compensation expense recognized in the consolidated statement of operations pursuant to SFAS No. 123(R) is based on awards ultimately expected to vest, expense for grants beginning upon adoption of SFAS No. 123(R) on February 1, 2006 will be reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience.

A summary of the Company’s stock option activity is as follows:

		Weighted Ave.	Aggregate
	# of Shares	Exercise Price	Intrinsic Value

Outstanding as of January 31, 2007	2,350,000	$0.46	$0
Granted	1,500,000	$0.65	$0
Exercised	(25,000)	$.16
Cancelled	0	$0

Outstanding as of July 31, 2007	3,825,000	$0.54	$0

Exercisable as of July 31, 2007	1,962,500	$0.54	$0

Additional information regarding options outstanding as of July 31, 2007 is as follows:

		Options outstanding		Options exercisable
		Weighted average	Weighted		Weighted
Range of		remaining	average		average
exercise	Number	contractual	exercise	Number	exercise
prices	outstanding	life (years)	price	exercisable	price

$0.16 — $0.35	425,000	2.00	$0.24	137,500	$0.30
$0.50	1,900,000	1.75	$0.50	1,075,000	$0.50
$0.65	1,500,000.75		$0.65	750,000	$0.65

	3,825,000	2.75	$0.54	1,962,500	$0.54

The weighted-average grant-date fair value of options granted during the six months ended July 31, 2007 was $0.65. At July 31, 2007 there was $228,223 of total unrecognized compensation costs related to non-vested stock options granted under the Plan, which will be recognized over a period not to exceed three years. At July 31, 2007, 1,150,000 shares were available for future grants under the Stock Option Plan.

NOTE 9 - RELATED PARTY TRANSACTIONS

Prepayment of Airplane Time from Officer

In December 2006 Firstgold purchased 600 hours of airplane usage from the President and Chief Executive Officer of Firstgold for $120,000 at a rate of $200 per hour.  The airplane is to be used by Firstgold for commuting to and from Nevada to the various mine sites and the Lovelock, NV office.  Based on current market rental rates for similar planes Firstgold believes that the current market hourly rate is substantially above its contract rate of $200 per hour.  During the quarter and six months ended July 31, 2007 $1,600 and $6,360, respectively of airplane time was used by Firstgold.

Advance to Officer

In January 2007 Firstgold made a temporary travel advance of $100,000 to the Chairman and Chief Executive Officer.  This amount had been fully repaid by April 30, 2007.

NOTE 10 – SUBSEQUENT EVENT

On September 13, 2007 $1,000,000 of the outstanding balance of the September 26, 2006 Convertible Debenture referred to in Note 6 was converted into 2,222,222 shares of common stock.

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

Overview

We are an exploration-stage company engaged in the acquisition, exploration and, if warranted, development of various mining properties located in the State of Nevada.  We are currently conducting a comprehensive exploration and development program on various mineral leases associated with our Relief Canyon Mine property located near Lovelock, Nevada.

In January 2006, we entered into a joint venture with ASDi LLC for the purpose of exploring and, if warranted, developing additional mining properties located in Nevada.  To date, no properties have been explored by the joint venture.

In October 2006, we entered into a Mineral Lease Agreement to explore, and, if warranted, develop up to 25,000 acres of property called Antelope Peak located in Elko County, Nevada.  The Lease allows us the exclusive right to explore for, and, if warranted, develop gold, silver and barite minerals on the leased property.  Exploration activity has commenced on this property.

During the quarter ended July 31, 2007, we completed staking claims on approximately 4,200 acres of potentially mineralized ground in the Horse Creek area located approximately 100 miles northeast of Reno, Nevada.  We have conducted preliminary sampling of the area.  During the course of the property evaluation, rock chip samples were collected.  This sampling has shown the potential presence of intrusion-related mineral systems.  The next phase of this project will be to conduct extensive mapping of the area’s bedrock geology.  Additionally, we plan to conduct an airborne geophysical survey to map the magnetic character of the rocks.  Geochemical exploration efforts will continue with more rock chip sampling as well as an in-depth soil sampling survey.

Plan of Operations for the Next Twelve Months

Certain key factors that have affected our financial and operating results in the past will affect our future financial and operating results.  These include, but are not limited to the following:
  Gold prices, and to a lesser extent, silver prices;
  Current mineralization at the Relief Canyon Mine are estimated by us (based on past exploration by Firstgold and work done by others).
  Our proposed exploration of properties now include 146 millsite and unpatented mining claims contained in about 1000 acres of the Relief Canyon Property and the 25,000 acre Antelope Peak property and approximately 4,200 acres of potentially mineralized ground in the Horse Creek area of Nevada.

  Our operating plan is to commence exploration work on the Relief Canyon mining property during 2007.  We expect this exploration program to continue through the end of 2007.  During 2007, we plan to resume heap leaching at the Relief Canyon mine and we anticipate realizing production revenue from the Relief Canyon mine thereafter.  Through the sale of additional securities and/or the use of joint ventures or other financing arrangements we intend to progressively enlarge the scope and scale of our exploration, mining and processing operations, thereby potentially increasing our chances of locating commercially viable ore deposits which could increase both our annual revenues and ultimately our net profits.  Our objective is to achieve annual growth rates in revenue and net profits for the foreseeable future.
  We expect to make capital expenditures in calendar years 2007, 2008 and 2009 totaling between $15 million and $20 million, including costs related to the exploration, development and operation of the Relief Canyon mining property.  We will have to raise additional outside capital to pay for these activities and the resumption of exploration activities and possible future production at the Relief Canyon mine.
  Additional funding or the utilization of other venture partners will be required to fund exploration, research, development and operating expenses at the Antelope Peak and Horse Creek properties.  In the past we have been dependent on funding from the private placement of our securities as well as loans from related and third parties as the sole sources of capital to fund operations.

Results of Operation

Our current business strategy is to invest in, explore and if warranted, conduct mining operations of our current mining properties and other mineral producing properties.  Firstgold is a public company that in the past has been engaged in the exploration, acquisition and development of gold-bearing properties in the continental United States.  Currently, our principal assets include various mineral leases associated with the Relief Canyon Mine located near Lovelock, Nevada along with various items of mining equipment and improvements located at that site.  We have also entered into (i) a joint venture intended to allow exploration of additional mining properties located in Lander County, Nevada (and currently subject to litigation) and (ii) a mineral lease to explore approximately 25,000 acres of property located in Elko County, Nevada.

Operating Results for the Fiscal Quarters Ended July 31, 2007 and 2006

Although we commenced efforts to re-establish our mining business early in fiscal year 2004, no mining operations have commenced and no revenues have been recognized during the quarters ended July 31, 2007 and 2006, respectively.  We have granted a 4% net smelting return royalty to a third party related to the Relief Canyon mining property which has been recorded as an $800,000 deferred option income.

During the quarter ended July 31, 2007 we spent $337,134 for exploration, reclamation and maintenance expenses related to our mining properties.  Reclamation and maintenance expenses expended during the same quarter ended July 31, 2006 were $102,620.  These expenses relate primarily to maintenance and retention costs required to maintain our mining claims.  The increase in costs was due to extensive building and facility expansion at the Relief Canyon mine and the resumption of exploration drilling.

We incurred operating expenses of $1,225,917 during the quarter ended July 31, 2007.  Of this amount, $197,140 reflects outside director compensation expense related to the stock options issued, $113,882 reflects promotion expense, $93,500 reflects officer compensation and related payroll taxes during the quarter and $224,717 reflect fees for outside professional services.  A large portion of the outside professional services reflects legal and accounting work pertaining to our annual and quarterly reporting on Form 10-KSB and Form 10-QSB occurring in fiscal year 2008 as well as our recently filed Form SB-2.  During the quarter ended July 31, 2006 we incurred operating expenses of $295,365 of which $93,500 represented officer compensation and related payroll taxes, $68,020 reflected outside director compensation related to the stock options issued, and $63,997 reflected fees for outside professional services.  It is anticipated that both mining costs and operating expenses will increase significantly as we resume our exploration program and prepare for mining operations.

We incurred interest expense of $275,580 during the quarter ended July 31, 2007 which compares to interest expenses of $145,502 incurred during the same quarter of 2007.  The principal balance of loans outstanding during the second quarter of fiscal year 2008 increased by $2,538,703 compared to second quarter of fiscal year 2007, which was primarily the result of an increase in convertible debentures.  The increase in additional interest expense during the quarter ended July 31, 2007 was primarily due to the increase in the principal balance of loans outstanding.

In conjunction with the Convertible Debentures issued during September 2006, December 2006 and March 2007, we allocated the proceeds received between convertible debt and the detachable warrants based upon the relative fair market values on the date the proceeds were received.  Subsequent to the initial recording, the change in the fair value of the detachable warrants, determined under the Black-Scholes option pricing formula, and the change in the fair value of the embedded derivative in the conversion feature of the convertible debentures are recorded as adjustments to the liabilities at July 31, 2007.  This resulted in $919,263 of income relating to the change in the fair value of Firstgold’s stock reflected in the change in the fair value of the warrants and derivatives (noted above) and is included as other income (expense).

Our total net loss for the quarter ended July 31, 2007 increased to $842,028 compared to a net loss of $914,464 incurred for the same quarter ended July 31, 2006.  The smaller net loss in the second quarter of fiscal 2008 reflects the income effect of the adjustment to fair value of derivatives which is partially offset by the higher interest expense as well as the increase in operating expenses as we reactivate our exploration activities and a continued lack of revenues recognized during the quarter.

Operation Results for the Six Months Ended July 31, 2007 and 2006

During the six months ended July 31, 2007, we spent $463,815 on exploration, reclamation and building and facilities expansion expenses related to our mining properties.  Reclamation and maintenance expenses expended during the six months ended July 31, 2006, were $172,130.  These expenses relate primarily to repairing and upgrading costs required to resume exploration drilling of our Relief Canyon mining claims.  We incurred operating expenses of $2,211,602 during the six months ended July 31, 2007.

Of this amount, $420,073 reflects outside director compensation expense related to the stock options issued, $302,651 reflects promotion expense, $187,000 reflects officer compensation and related payroll taxes during the quarter and $349,249 reflect fees for outside professional services.  A large portion of the outside and professional services reflects legal and accounting work pertaining to our annual and quarterly reporting on Form 10-KSB and Form 10-QSB, as well as our recently filed Form SB-2.  During the six months ended July 31, 2006, we incurred operating expenses of $543,093, of which $187,500 represented officer compensation and related payroll taxes, and $187,861 reflected fees for outside professional services.  It is anticipated that both mining costs and operation costs will increase significantly as we resume our exploration program and initiate mining operations.

We incurred interest expense of $523,539 during the six months ended July 31, 2007, which compares to interest expenses of $231,492 incurred during the same six months of 2006.  The principal balance of loans outstanding during the fist six months of the fiscal year 2008 increased by $2,538,703, compared to the same six months for fiscal year 2007, which was primarily the result of the increase in Convertible Debentures. The increase in additional interest expense during the six months ended July 31, 2007, was primarily due to the increase in outstanding Convertible Debentures.

In conjunction with the Convertible Debenture issued during September 2006, December 2006 and March 2007, we allocated the proceeds received between convertible debt and the detachable warrants based upon the relative fair market values on the date the proceeds were received.  Subsequent to the initial recording, the change in the fair value of the detachable warrants, determined under the Black-Scholes option pricing formula, and the change in the fair value of the embedded derivative in the conversion feature of the convertible debentures are recorded as adjustments to the liabilities at July 31, 2007.  This resulted in $703,992 of expense relating to the change in the fair value of Firstgold’s stock reflected in the change in the fair value of the warrants and derivatives (noted above) and is included as other income (expense).

Our total net loss for the six months ended July 31, 2007, increased to $3,819,642 compared to a net loss of $1,608,539 incurred for the same six months ended July 31, 2006.  The higher net loss in the first six months of fiscal 2008 reflects the increase in exploration, maintenance, and operating expenses as we reactivate our exploration activities and a continued lack of revenues recognized during the first six months of fiscal 2008.

Liquidity and Capital Resources

We have incurred significant operating losses since inception and during the six months ended July 31, 2007 which has resulted in an accumulated deficit of $27,579,556 as of July 31, 2007.  At July 31, 2007, we had cash and other current assets of $8,722,515 compared to $412,752 at January 31, 2007 and net working capital of $6,549,519.  Since the resumption of our business in February 2003, we have been dependent on borrowed or invested funds in order to finance our ongoing operations.  As of July 31, 2007, we had outstanding debentures and notes payable in the gross principal amount of $3,371,492 (net balance of $4,738,773 after $(1,868,149) of note payable discount and deferred financing costs and $3,235,430 of derivative liabilities) which reflects an increase in the gross principal balance of $2,538,704 compared to notes payable in the gross principal amount of $832,788, (net balance of $1,605,647 after $(422,697) of note payable discount and deferred financing costs and $1,195,556 of derivative liabilities) as of July 31, 2006.

On March 28, 2007 we provided the United States Department of the Interior, Bureau of Land Management with a letter of credit which is secured by a certificate of deposit in the amount of $613,500.  On April 12, 2007 the Nevada Division of Environmental Protection (“NDEP”) returned $243,204 previously deposited in a blocked account to cover future reclamation costs required by the NDEP for the Relief Canyon Mine.

On April 12, 2007 we received net proceeds of $2,374,200 upon the issuance of Units consisting of 5,673,110 shares of our common stock sold at $0.45 per Unit and warrants to purchase 2,836,555 shares of common stock at an exercise price of $0.65 per share.  The warrants have a term of eighteen (18) months.

On May 18, 2007, we received net proceeds of $337,500 upon the issuance of 749,999 units at a price of $0.45 per unit.  Each unit consisted of one share of Firstgold’s common stock and ½ warrant to purchase a share of Firstgold’s common stock at an exercise price of $0.65 per share.  The warrants to purchase 375,002 shares have a term of eighteen (18) months.

On June 22, 2007, we received net proceeds of $7,798,141 upon the issuance of 18,843,421 units at the price of $0.45 per unit.  Each unit consisted of one share of Firstgold’s common stock and ½ warrant to purchase a share of Firstgold’s common stock at an exercise price of $0.65 per share.  The warrants to purchase 9,421,711 shares have a term of eighteen (18) months.

By attempting to resume mining operations, we will require approximately $5 million to $10 million in additional working capital above the amounts already raised to bring the Relief Canyon Mine into full production and carry out our exploration programs at our other properties.  It is our intention to pursue several possible funding opportunities including the sale of additional securities, entering into joint venture arrangements, or incurring additional debt.

Due to our continuing losses from business operations, the independent auditor’s report dated May 16, 2007, includes a “going concern” explanation relating to the fact that Firstgold’s continuation is dependent upon obtaining additional working capital either through significantly increasing revenues or through outside financing.  As of July 31, 2007, Firstgold’s principal commitments included its obligation to pay ongoing maintenance fees on the Relief Canyon mining claims, the funding arrangement pursuant to the joint venture with ASDi, LLC and the annual minimum rent due on the Antelope Peak mineral lease.

Our management believes that it will need to raise additional capital to continue to develop, promote and conduct our mineral exploration and production activities.  Consequently, we are dependent on continuous cash infusions from our major stockholders or other outside sources in order to fund our current operations.  If additional funds are not otherwise available, through public or private financing as well as borrowing from other sources, Firstgold would not be able to fully establish or sustain its mineral exploration and production program.

Off-Balance Sheet Arrangements

During the fiscal quarter ended July 31, 2007, Firstgold did not engage in any off-balance sheet arrangements as defined in Item 303(c) of the SEC’s Regulation S-B.

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

We will need additional funds to finance our future mining and exploration activities.  We currently have cash reserves and a working capital surplus of $6,549,519 as of July 31, 2007.  However, our ability to fully implement our business plan and meet our long-term obligations in the ordinary course of business is dependent upon our ability to raise additional capital through public or private equity financings, establish cash flows from operations, enter into joint ventures or other arrangements with capital sources, or secure other sources of financing to fund operations.

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

We have no proven or probable reserves and have no ability to currently measure or prove our reserves other then estimating such reserves relying on information produced in the 1990’s and thus may be unable to actually recover the quantity of gold anticipated.  We have retained SRK Engineering to perform a resource evaluation.  We can only estimate a potential mineral resource which is a subjective process which depends in part on the quality of available data and the assumptions used and judgments made in interpreting such data.  There is significant uncertainty in any resource estimate such that the actual deposits encountered or reserves validated and the economic viability of mining the deposits may differ materially from our expectations.

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

Our mining property rights consist of 146 mill site and unpatented mining claims at the Relief Canyon Mine, our participation in the Crescent Red Caps LLC, our leasehold interest in the Antelope Peak property, and recently staked claims in the Horse Creek area of Nevada.  The validity of unpatented mining claims is often uncertain and is always subject to contest.  Unpatented mining claims are generally considered subject to greater title risk than patented mining claims, or real property interests that are owned in fee simple.  In addition, the validity of the lease assignments pertaining to the Crescent Valley and Red Caps properties are currently being contested by the lessors.  If title to a particular property is successfully challenged, we may not be able to carryout exploration programs on such property or to retain our royalty interests on that property should production take place, which could reduce our future revenues.

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

The business of gold mining is subject to certain types of risks, including environmental hazards, industrial accidents, and theft.  Prior to suspending operations, we carried insurance against certain property damage loss (including business interruption) and comprehensive general liability insurance.  While we maintained insurance consistent with industry practice, it is not possible to insure against all risks associated with the mining business, or prudent to assume that insurance will continue to be available at a reasonable cost.  We have not obtained environmental liability insurance because such coverage is not considered by management to be cost effective.  We currently carry insurance on our property, plant and equipment as well as comprehensive general liability insurance.

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

We entered into a joint venture agreement which was intended to pursue the exploration of two mining properties leased by ASDi LLC whose sole manager and majority member is A. Scott Dockter, President and CEO of Firstgold.  Consequently, Mr. Dockter has a conflict of interest in this joint venture.  The joint venture was to be operated through a Nevada limited liability company called Crescent Red Caps LLC in which ASDi LLC will initially hold a 77.78% interest.  While Firstgold will be the sole manager of the Crescent Red Caps LLC, Mr. Dockter will be able to control the joint venture activities through his position with the Manager (Firstgold) and through his ownership and control of the majority member (ASDi LLC).  Consequently stockholders will have only limited ability to influence or object to actions taken by the Crescent Red Caps LLC in exploring, developing and capital spending on any future joint venture properties.

As of August 31, 2007, Firstgold had approximately 107,589,794 shares of Common Stock outstanding and convertible debentures which are convertible into up to 8,868,750 shares of our Common Stock.  Additionally, warrants to purchase a total of 39,183,820 shares of our Common Stock were outstanding as of August 31, 2007.

Furthermore, up to an additional 10,000,000 shares of Common Stock could become issuable to the convertible debenture holders if a default were to occur.  The possibility that substantial amounts of our outstanding Common Stock may be sold by investors or the perception that such sales could occur, often called "equity overhang," could adversely affect the market price of our Common Stock and could impair our ability to raise additional capital through the sale of equity securities in the future

At the time of entering into the $3,000,000 Secured Convertible Debentures (“Convertible Debentures”) with Cornell Capital Partners, the Fixed Conversion Price was $0.4735 per share.  However, during the second quarter, the Fixed Conversion Price was adjusted downward to $0.45 per share which would equal approximately 6,666,667 shares if the entire principal were converted into Firstgold Common Stock.  This represents the minimum number of shares issuable upon the conversion of the Convertible Debenture.  However, if the market price for Firstgold Common Stock should drop below $0.45 per share, we would be required to issue substantially more shares of Common Stock upon the conversion of the Convertible Debentures.  The issuance of significantly more shares at a lower conversion price would have a dilutive effect to our current stockholders.

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

On April 3, 2007, a preliminary hearing was held regarding the Belaustegui v. ASDi LLC lawsuit in which the defendants sought a Summary Judgment to have two leasehold termination notices relating to the Crescent Valley and Red Caps leases declared void.  The Court did not grant the defendants’ motions thus requiring the matter to proceed to trial on the merits.  In addition, on May 11, 2007 the Court entered an injunction against public claims of ownership of the two mining properties by defendants.  Until this matter is resolved, Crescent Red Caps LLC will make no expenditures on any properties. On June 7, 2007, the Plaintiffs filed a Motion for Order to Show Cause claiming that Defendants had violated the injunction based upon certain statements made on Firstgold’s website and certain disclosures made in Firstgold’s annual report on Form 10-KSB.  A hearing on the Motion to Show Cause is scheduled for November 2007.  The Defendants have filed a Notice of Appeal to the Nevada Supreme Court asking that the injunction be overturned.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities During the Quarter

As previously reported on Form 8-K, on June 22, 2007, Firstgold sold 18,843,421 Units at $0.45 per Unit.  Each Unit consisted of one share of Firstgold common stock and 1/2 warrant to purchase an additional share of Firstgold common stock at an exercise price of $0.65 per share.  The warrants expire 18 months from the date of issuance.  Additionally, 1/10th of one common share and 1/20th of one warrant will be issued for each Unit in the event that Firstgol does not either become listed on the Toronto Stock Exchange or have the Units registered under an effective registration statement pursuant to the Securities Act of 1933 on or before November 15, 2007.  The Units were offered and sold exclusively to individuals residing or entities formed outside the United States and are not deemed to be “U.S. persons” as that term is defined under Regulation S.

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

The following issuances of stock, warrants, and other equity securities were made during the fiscal quarter ended July 31, 2007, without any public solicitation to a limited number of investors or related individuals or entities in separately negotiated transactions.  Each investor represented to us that the securities were being acquired for investment purposes only and not with an intention to resell or distribute such securities.  Each of the individuals or entities had access to information about our business and financial condition and was deemed capable of protecting their own interests.  The stock, warrants and other securities were issued pursuant to the private placement exemption provided by Section 4(2) or Section 4(6) of the Securities Act or Regulation S under the Securities Act.  These are deemed to be “restricted securities” as defined in Rule 144 under the Securities Act and the option certificates and stock certificates bear a legend limiting the resale thereof.

In May 2007, Firstgold sold 749,999 units at $0.45 per unit.  Each unit consisted of one share of Firstgold common stock and ½ warrant to purchase an additional share of Firstgold common stock at an exercise price of $0.65 per share.  The warrants expire eighteen (18) months from the date of issuance.  In the event Firstgold does not either become listed on the Toronto Stock Exchange or have the Units registered under an effective registration statement pursuant to the Securities Act of 1933 on or before October 15, 2007, then each warrant that remains unexercised as of October 15, 2007 shall thereafter entitle the Holder to receive upon exercise 1.1 common shares, rather than one share, for the exercise price.

On June 26, 2007 the Board approved the issuance of options to purchase 500,000 shares of Firstgold common stock to a new independent director appointed to the Board.  The options have an exercise price of $0.65 per share and a 10-year term.  The options were issued from the 2006 Stock Option Plan.

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

Dated: September 19, 2007	FIRSTGOLD CORP.

/s/ A. SCOTT DOCKTER
A. Scott Dockter, President and Chief Executive Officer

/s/ JAMES KLUBER
James Kluber, Principal Accounting Officer and Chief Financial Officer