Form 10QSB
period 2007-10-31
FIRSTGOLD CORP.
filed 2007-12-21
CIK 878808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2007

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT FOR THE TRANSITION PERIOD FROM
_______________ to _______________

Commission File Number   0-20722

FIRSTGOLD CORP.
(Exact name of small business issuer as specified in its charter)

DELAWARE	16-1400479
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3108 Ponte Morino Drive, Suite 210 Cameron Park, CA	95682
(Address of Principal Executive Offices)	Zip Code

Issuer's telephone number:(530) 677-5974

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

YES ___    NO    X_

Common stock, $0.001 par value, 116,560,650 issued and outstanding as of November 30, 2007.

Transitional Small Business Disclosure Format:                                                                                                 YES ___    NO    X

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

FIRSTGOLD CORP.

FIRSTGOLD CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET

	October 31,	January 31,
	2007	2007
	(unaudited)
ASSETS

Current assets:
Cash	$4,780,674	$150,647
Receivables	32,090	114,737
Deposits	570,740	7,368
Prepaid expense	163,247	140,000

Total current assets	5,546,751	412,752

Property, plant and equipment, net of accumulated depreciation of $131,239 and $20,850 at October 31, and January 31, 2007, respectively	2,836,953	928,029

Other Assets
Restricted cash	714,150	250,981
Deferred reclamation costs	680,326	641,026

Total other assets	1,394,476	892,007

Total assets	$9,778,180	$2,232,788

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
Accounts payable	$205,831	$598,788
Accrued expenses	1,058,347	1,198,174
Notes payable	167,163	130,249

Total current liabilities	1,431,341	1,927,211

Long-term liabilities
Convertible debenture and related derivative liabilities
net of unamortized discount of $0 and $402,135 and deferred
financing costs of $159,389 and $1,382,642 at October 31, and
January 31, 2007, respectively	490,612	3,110,344
Accrued reclamation costs	680,326	641,026
Deferred revenue	800,000	800,000

Total long-term liabilities	1,970,938	4,551,370

Total liabilities	3,402,279	6,478,581

FIRSTGOLD CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET

	October 31,	January 31,
	2007	2007

Commitments and contingencies

Shareholders' surplus (deficit)
Common stock, $0.001 par value
250,000,000 shares authorized at October 31, and January 31, 2007, respectively
114,601,310 and 68,104,072 shares issued and outstanding at
October 31, and January 31, 2007, respectively	114,601	77,839
Additional paid in capital	35,833,164	19,434,973
Deficit accumulated during the exploration stage	(29,571,864)	(23,758,605)

Total shareholders' surplus (deficit)	6,375,901	(4,245,793)

Total liabilities and shareholders' deficit	$9,778,180	$2,232,788

FIRSTGOLD CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
For the Nine and Three Months Ended October 31, 2007 and 2006
and for the Period from January 1, 1995 to October 31, 2007

					For the Period
	For the Nine Months Ended		For the Three Months Ended		From January 1,
	October 31,		October 31,		1995 to October
	2007	2006	2007	2006	31, 2007
Net Sales	$-	$-	$-	$-	$-

Exploration and maintenance costs	870,828	1,480,449	505,037	1,308,319	2,863,180

Gross loss	(970,828)	(1,480,449)	(505,037)	(1,308,319)	(2,863,180)
Operating expenses	(3,933,654)	(1,034,990)	(1,664,954)	(491,897)	(19,744,380)

Loss from operations	(4,904,482)	(2,515,439)	(2,169,991)	(1,800,216)	(22,607,560)

Other (expense)
Interest income	172,310		89,004		259,062
Dividend income					30,188
Gain on settlement of obligations	455,533		454,653		455,533
Other income					6,565
Adjustments to fair value of derivatives	(703,992)	(525,871)	-	135,952	(1,357,903)
Interest expense	(831,319)	(394,092)	(307,780)	(162,600)	(3,837,331)
Loss from joint venture					(859,522)
Litigation settlement		(214,000)		(214,000)	(214,000)
Loss on sale of marketable securities					(281,063)
Bad debt expense					(40,374)
Loss on disposal of plant, property
and equipment					(334,927)
Loss on disposal of bond					(21,000)

Total other income (expense)	(907,468)	(1,133,963)	235,877	(240,648)	(5,963,003)

Net loss	$(5,811,950)	$(3,649,402)	$(1,934,114)	$(2,040,864)	$(28,570,566)

Basic and diluted loss per share	$(0.06)	$(0.05)	$(0.02)	$(0.03)

Basic and diluted weighted-
average shares
outstanding	94,725,487	69,974,829	109,455,871	72,044,798

FIRSTGOLD CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
For the Nine Months Ended October 31, 2007 and 2006
and for the Period from January 1, 1995 to October 31, 2007

			For the Period From January 1, 1995 to October 31, 2007

	For the Nine Months Ended October 31,
	2007	2006

Cash flows from operating activities
Net loss	$(5,811,950)	$(3,649,402)	$(28,628,760)
Adjustments to reconcile net loss to net cash
used in operating activities
Accretion of warrants issued as a debt discount	32,370	2,609	1,320,145
Accretion of beneficial conversion	-	-	107,468
Accretion of debt discount	279,437	104,707	531,109
Adjustments to fair value of derivatives	703,992	525,871	1,357,904
Loss from joint venture	-	-	859,522
Loss on sale of marketable securities	-	-	281,063
Depreciation and amortization	509,733	33,839	698,618
Loss on disposal of property, plant and equipment	-	-	334,927
Impairment in value of property, plant and equipment	-	-	807,266
Loss on disposal of bond	-	-	21,000
Impairment in value of Relief Canyon Mine	-	-	3,311,672
Impairment in value of joint investments	-	-	490,000
Bad debt	-	-	40,374

FIRSTGOLD CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
For the Nine Months Ended October 31, 2007 and 2006
and for the Period from January 1, 1995 to October 31, 2007

Assigned value of stock and warrants exchanged for services	358,062	68,020	2,298,083
Assigned value of stock options issued for compensation	83,015	25,489	132,726
Gain on write off of note payable	-	-	(7,000)
Judgment loss accrued	-	-	250,000
(Increase) decrease in
Restricted cash	(463,169)	-	(714,150)
Receivables	82,647	(4,392)	(28,090)
Deposits	(563,372)	(5,000)	(566,240)
Deferred reclamation costs	-	370,290	175,548
Prepaid expenses	(35,997)	(24,000)	(178,897)
Reclamation bonds	-	-	185,000
Other assets	-	-	(1,600)
Increase (decrease) in
Accounts payable	(392,957)	(91,639)	(75,129)
Accrued expenses	(139,827)	(61,478)	1,614,003

Net cash used by operating activities	(5,358,016)	(1,437,723)	(15,383,410)

Cash flows from investing activities
Proceeds from sale of marketable securities	-	-	34,124
Investment in marketable securities	-	-	(315,188)
Advances from shareholder	-	-	7,436
Contribution from joint venture partner	-	-	775,000

FIRSTGOLD CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
For the Nine Months Ended October 31, 2007 and 2006
and for the Period from January 1, 1995 to October 31, 2007

Purchase of joint venture partner interest	-	-	(900,000)
Capital expenditures	(2,019,313)	(251,018)	(5,919,700)
Proceeds from disposal of property, plant and equipment		-	278,783
Investments in joint ventures	-	-	(490,000)
Note receivable	-	-	(268,333)
Repayment of note receivable	-	-	268,333

Net cash used by investing activities	(2,019,313)	(251,018)	(6,529,545)

Cash flows from financing activities
Proceeds from the issuance of common stock	11,010,441	100,000	19,220,982
Proceeds from notes payable	1,010,000	1,831,500	9,406,048
Principal repayments of notes payable	(13,085)	(24,845)	(2,508,425)
Repayment of advances to affiliate	-	-	(231,663)
Deferred revenue	-	-	800,000

Net cash provided by financing activities	12,007,356	1,906,655	26,686,942

Net increase in cash	4,630,027	217,914	4,773,987

Cash, beginning of year	150,647	700,224	6,687

Cash, end of period	$4,780,674	$918,138	$4,780,674

FIRSTGOLD CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
For the Nine Months Ended October 31, 2007 and 2006
and for the Period from January 1, 1995 to October 31, 2007

Supplemental cash flow information for the nine months ended October 31, 2007 and 2006 and January 1, 1995 through October 31, 2007 as follows:
			For the Period
			From January 1,
	For the Nine Months Ended October 31,		1995 to October 31,
	2007	2006	2007

Cash paid for interest	$-	$-	$161,107
Cash paid for income taxes	$-	$-	$-

Non Cash Investing and Financing Activities:
Conversion of related party note payable to common stock,including interest payable of $446,193	$-	$-	$1,848,935
Conversion of convertible debenture to common stock Including interest payable of $217,151	$3,186,203	$600,000	$4,359,609
Issuance of warrants as financing costs in connection with convertible debt	$-	$-	$173,114
Issuance of common stock as payment for settlement of liabilities	$-	$-	$39,000

FIRSTGOLD CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
For the Three Months Ended October 31, 2007

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

Firstgold Corp. has been in the business of acquiring, exploring, developing, and producing gold properties.  Firstgold had rights to mine properties in Nevada and Montana.  Its primary focus was on the Relief Canyon mine located near Lovelock, Nevada, where it has performed development and exploratory drilling and was in the process of obtaining permits to allow operation of the Relief Canyon Mine.  In December 1997, Firstgold placed the Relief Canyon Mine on care and maintenance status.  From mid-2001 until the beginning of 2003 Firstgold was essentially inactive, only continuing with some of the care and maintenance at Relief Canyon, as provided for by a non-affiliate company owned by the President of Firstgold.

Firstgoldhas embarked on a business strategy whereby it will invest in and/or manage the exploration of gold  and other mineral producing properties.  Currently, Firstgold’s principal assets include various mineral leases associated with the Relief Canyonmine located near Lovelock, Nevadaalong with various items of mining equipment located at that site.  Firstgold’s business will be to acquire, explore and, if warranted, develop various mining properties located in the state of Nevada.  Firstgoldplans to carryout comprehensive exploration and development programs on its properties.  Firstgold plans to conductthese activities itself, although some activities may beoutsourced.  Consequently, Firstgold's current plan will require the hiring of significant amounts of mining employees to carry out its future mining and current exploration activities.

NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis.  During the years ended January 31, 2007 and 2006 and the period from January 1, 1995 to January 31, 2007, Firstgold incurred net losses of approximately $4,728,070, $2,645,231, and $22,816,810, respectively.  In addition, Firstgold had a total shareholders’ deficit of $4,245,793 and has been in the exploration stage since inception and through January 31, 2007.  Information for the nine months ended October 31, 2007 include a net loss of $5,811,950; negative cash flows from operations of $5,358,016 and an accumulated shareholders’ surplus of $3,694,567.  The Company's ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  The outcome of these matters cannot be predicted with any certainty at this time.  Since inception, the Company has satisfied its capital needs by issuing equity securities.

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

The following common stock equivalents were excluded from the calculation of diluted loss per share since their effect would have been anti-dilutive:

	2007	2006
Warrants	39,500,976	21,274,583
Options	3,750,000	1,350,000

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

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment at October 31, 2007 was recorded at $2,968,192 and consisted of $2,028,650 of site and pad costs, processing plant and mining equipment at the Relief Canyon Mine, $414,009 in land and building cost in an office in Lovelock, NV and $525,533 of other property and equipment.

NOTE 5 - NOTES PAYABLE

Notes payable consist of the following at October 31, 2007:

Mortgage note payable	$100,000
The note bears interest at 10% per year and is due in January 2008. The loan is secured by a 3,000 square foot improved office building located in Lovelock, NV.

Equipment notes payable	$67,163
The note does not bear any interest and is due in December 2007. The loan is secured by a Caterpillar loader.

Total notes payable	$171,492

Firstgold recorded interest expense of $307,780 and $831,319 for the three months and nine months ended October 31, 2007 compared to interest expense of $162,600 and $394,092 for the three months and nine months, respectively, ended October 31, 2006.

NOTE 6 – CONVERTIBLE DEBENTURES

September 26, 2006 Convertible Debenture

On September 26, 2006, Firstgold entered into a Securities Purchase Agreement (the “Purchase Agreement”) and other agreements, as amended on November 1, 2006, in connection with the private placement of convertible debentures, in the aggregate principal amount of $3,000,000 and bearing interest at 8% per annum (the “Debenture”).  The Debentures were funded $1,000,000 on September 26, 2006, $1,000,000 upon the filing of a resale registration statement with the SEC on December 1, 2006 and $1,000,000 on March15, 2007.  Of the $1,000,000 funded on September 26, 2006, $120,000 was paid for various loan fees and closing costs; of the $1,000,000 funded December 1, 2006, $90,000 was paid for various loan fees and closing costs; and of the $1,000,000 funded March 19, 2007, $90,000 was paid for various loan fees and closing costs.  The Debentures are due and payable three years after the issue date unless it is converted into shares of common stock or is repaid prior to its expiration date.  The conversion rate is adjustable and at any conversion date, will be the lower of $0.45 per share or 95% of the Market Conversion Price.  On July 13, 2007 $450,000 of the Debenture dated March 15, 2007 was converted into 1,000,000 shares of common stock. On September 13, 2007 the $1,000,000 Debenture dated September 26, 2006 was converted into 2,222,222 shares of common stock. On October 12, 2007 $450,000 of the Debenture dated December 1, 2006 was converted into 1,000,000 shares of common stock. On October 16, 2007 $450,000 of the Debenture dated December 1, 2006 was converted into 1,000,000 shares of common stock. On October 30, 2007 1,444,444 shares of common stock were issued in conversion of the remaining $650,000 in principal of outstanding Secured Convertible Debentures.  An additional 413,784 shares of common stock was issued in conversion of $186,203 of accrued interest on the Secured Convertible Debentures.

In conjunction with the Purchase Agreement, Firstgold entered into an Investor Registration Rights Agreement (the “Registration Rights Agreement”).  The Registration Rights Agreement required Firstgold to register at least 15,000,000 shares (and subsequently reduced to 7,004,553 upon full conversion of the Debenture) of its Common Stock to cover the conversion of the Debenture (assuming conversion prices substantially below $0.45) and 3,500,000 shares of its Common Stock issuable upon conversion of warrants (the “Warrants”  which are exercisable at a price of $0.45 per common share) granted to the Debenture holder.  Firstgold is required to keep this Registration Statement effective until the Debenture has been fully converted, repaid, or becomes due and the Warrants have been fully exercised or expire.  While the Debenture has been converted in full, the Warrants are currently exercisable.  The Registration Statement was declared effective December 14, 2007.

In conjunction with the Purchase Agreement, Firstgold entered into a Security Agreement (the “Security Agreement”).  The Security Agreement creates a secured interest in favor of the Debenture holder in Firstgold’s mining interest and assets in the Relief Canyon Mine property.  This security interest was created by recordation of a Memorandum of Security Agreement filed in Pershing County, Nevada in November 2006.  Upon full conversion of the Debenture the Security Agreement was cancelled in November 2007.

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Except for the advance royalty and rent payments noted below, Firstgold is not obligated under any capital leases or non-cancelable operating lease with initial or remaining lease terms in excess of one year as of October 31, 2007.  However, minimum annual royalty payments are required to retain the lease rights to Firstgold’s properties.

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

Crescent Red Caps Joint Venture
Firstgold is the owner of a 22.22% joint venture interest and is the operator of the Crescent Red Caps LLC (“Crescent Red Caps”).  Crescent Red Caps was formed with the intention to acquire various mining properties located in Nevada.  The remaining 77.78% interest is held by ASDi LLC, a California limited liability company owned by A. Scott Dockter, Chairman and CEO of Firstgold.  Additionally, Firstgold, by making expenditures over the next three years aggregating $2,700,000, can acquire a 66.66% overall interest in the LLC.  Firstgold will then have the opportunity to purchase the remaining LLC interest held by ASDi LLC based on the results of the exploration work contemplated by these additional expenditures.

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

The properties are subject to two leases which include approximately 135 unpatented mining claims and cover approximately 2700 acres. All gold, silver and other mineral production by Crescent Red Caps is subject to a 3% net smelter return (“NSR”) royalty payable to the lessors except for barite which is subject to a 10% royalty on ore produced from claims covered by the leases.  However, neither Firstgold nor Crescent Red Caps holds any interest in the two leases nor the properties related thereto due to litigation regarding such leases.

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

The complaint seeks the termination of the leasehold rights granted to ASDi, LLC and quiet title and damages. The complaint also seeks an order against Firstgold restricting public claims of ownership or control of the mining properties. ASDi, LLC and Firstgold do not believe the lease assignments were wrongful or even required the Lessors’ consent. Consequently, ASDi, LLC and Firstgold plan to vigorously defend this action. On April 3, 2007, a preliminary hearing was held in which the defendants sought a Summary Judgment to have the leasehold termination notices declared void.  The Court did not grant the defendants’ motions thus requiring the matter to proceed to trial on the merits. In addition, the Court has entered an injunction against public claims of ownership of the mining property by Firstgold.  Until this matter is resolved, Crescent Red Caps LLC and/or Firstgold plans to expend limited funds on exploration expenses on the leased properties. A hearing on the Motion to Show Cause was held on November 20, 2007. The Defendants are also seeking to have the injunction overturned.

On September 24, 2007, a complaint was served on Firstgold by Swartz Private Equity, LLC.  The complaint was filed in the District Court for the Western District of New York (Case No. 07CV6447).  In the complaint, plaintiff alleges that pursuant to an Investment Agreement dated October 4, 2000, and entered into with Firstgold’s former management, it is entitled to the exercise of certain warrants in the amount of 1,911,106 shares of Firstgold common stock or the equivalent cash value of $0.69 per share and a termination fee of $200,000.  While Firstgold has not yet fully evaluated this lawsuit, it expects to vigorously defend this action.

Firstgold is involved in various other claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate dispositions of these matters will not have a material adverse effect on Firstgold’s financial position, results of operations or liquidity.

NOTE 8 - SHAREHOLDERS' SURPLUS

Common Stock
In March 2007 warrants to purchase 1,125,000 shares of common stock were exercised at a price of $0.20 per share.

In April 2007 warrants to purchase 2,340,013 shares of common stock were exercised by the Chief Executive Officer at a price of $0.15 per share.

In April 2007 Firstgold received net proceeds of $2,374,200 upon the issuance of Units consisting of 5,673,110 shares of common stock and warrants to purchase 2,836,555 shares of common stock at an exercise price of $0.65 per share.   An additional 542,310 shares and warrants to purchase 271,156 shares were issued on October 16, 2007 because the original Units were not registered for resale by October 15, 2007.

In May 2007 Firstgold received net proceeds of $337,500 upon the issuance of Units consisting of 749,999 shares of common stock and warrants to purchase 375,002 shares of common stock at an exercise price of $0.65 per share.  An additional 74,998 shares and warrants to purchase 37,499 shares were issued on November 19, 2007 because the original Units were not registered for resale by November 18, 2007.

In June 2007 Firstgold received net proceeds of $7,798,141 upon the issuance of Units consisting of 18,843,421 shares of common stock and warrants to purchase 9,421,711 shares of common stock at an exercise price of $0.65 per share. An additional 1,884,342 shares and warrants to purchase 942,171 shares were issued on November 16, 2007 because the original Units were not registered for resale by November 15, 2007.

In September 2007 warrants to purchase 93,500 shares of common stock were exercised at a price of $0.1875 per share.

Warrants
Firstgold has issued common stock warrants to officers of Firstgold as part of certain financing transactions.  Firstgold has also issued warrants as part of the issuance of a convertible debt transaction (see Note 6).  Firstgold has also issued warrants as part of the issuance of common stock (see this Note 8).

The fair market value of warrants issued during the nine months ended October 31, 2007 in conjunction with the issuance of common stock was determined to be $2,776,944 and was calculated under the Black-Scholes option pricing model with the following assumptions used:

Expected life	1.5 years
Risk free interest rate	4.12% to 4.92%
Volatility	45.14% to 75.1%
Expected dividend yield	None

The fair value of these warrants has been recorded as both a debit and credit to additional paid in capital.

The following table presents warrant activity from January 31, 2007 through October 31, 2007:

		Weighted-
		Average
	Number	Exercise
	of Shares	Price

Outstanding, January 31, 2007	26,592,866	$0.32
Exercised	(3,670,963)	$(0.17)
Granted	16,579,073	$0.65
Outstanding, October 31, 2007	39,500,976	$0.47
Exercisable, October 31, 2007	39,500,976	$0.47

Stock options
The 2006 Plan provides for the issuance of non-qualified or incentive stock options to employees, non-employee members of the board and consultants. The exercise price per share is not to be less than the fair market value per share of the Company’s common stock on the date of grant. The Board of Directors has the discretion to determine the vesting schedule. Options may be either immediately exercisable or in installments, but generally vest over a three-year period from the date of grant. In the event the holder ceases to be employed by the Company, all unvested options terminate and all vested installment options may be exercised within an installment period following termination. In general, options expire ten years from the date of grant. Stockholders voting at the 2007 Annual Stockholders meeting held on September 20, 2007 approved an increase in the shares issuable under the 2006 Plan to a total of 10,000,000.

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

The Company adopted SFAS 123(R) using the modified prospective transition method as of and for the six months ended July 31, 2007. In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company’s Statement of Operations during the nine months ended October 31, 2007 includes compensation expense for share-based payment awards granted during the current fiscal year.

In conjunction with the adoption of SFAS 123(R), the Company elected to attribute the value of share-based compensation to expense using the straight-line method. Share-based compensation expense related to stock options and restricted stock grants was $83,015 for the nine months ended October 31, 2007, and was recorded in the financial statements as operating expense.

For the nine months ended October 31, 2007 the Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 36 months following the grant date; stock volatility, 49.2% to 75.0%; risk-free interest rates of 4.09%to 4.90%; and no dividends during the expected term. As stock-based compensation expense recognized in the consolidated statement of operations pursuant to SFAS No. 123(R) is based on awards ultimately expected to vest, expense for grants beginning upon adoption of SFAS No. 123(R) on February 1, 2006 will be reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience.

A summary of the Company’s stock option activity is as follows:

		Weighted Ave.	Aggregate
	# of Shares	Exercise Price	Intrinsic Value

Outstanding as of January 31, 2007	2,350,000	$0.46	$0
Granted	1,500,000	$0.65	$0
Exercised	(100,000)	$.16
Cancelled	0	$0

Outstanding as of October 31, 2007	3,750,000	$0.54	$0

Exercisable as of October 31, 2007	2,137,500	$0.55	$0

Additional information regarding options outstanding as of October 31, 2007 is as follows:

		Options outstanding		Options exercisable
		Weighted average	Weighted		Weighted
Range of		remaining	average		average
exercise	Number	contractual	exercise	Number	exercise
prices	outstanding	life (years)	price	exercisable	price

$ 0.16 — $ 0.35	350,000	9.10	$0.33	62,500	$0.35
$0.50	1,900,000	8.88	$0.50	1,075,000	$0.50
$0.65	1,500,000	9.62	$0.65	750,000	$0.65

	3,750,000	9.20	$0.54	1,962,500	$0.54

The weighted-average grant-date fair value of options granted during the nine months ended October 31, 2007 was $0.65. At October 31, 2007 there was $200,247 of total unrecognized compensation costs related to non-vested stock options granted under the Plan, which will be recognized over a period not to exceed three years. At October 31, 2007, 6,150,000 shares were available for future grants under the Stock Option Plan.

NOTE 9 - RELATED PARTY TRANSACTIONS

Prepayment of Airplane Time from Officer

In December 2006 Firstgold purchased 600 hours of airplane usage from the President and Chief Executive Officer of Firstgold for $120,000 at a rate of $200 per hour.  The airplane is to be used by Firstgold for commuting to and from Nevada to the various mine sites and the Lovelock, NV office.  Based on current market rental rates for similar planes Firstgold believes that the current market hourly rate is substantially above its contract rate of $200 per hour.  During the quarter and nine months ended October 31, 2007 $0 and $6,360, respectively of airplane time was used by Firstgold.

Advance to Officer

In January 2007 Firstgold made a temporary travel advance of $100,000 to the Chairman and Chief Executive Officer.  This amount had been fully repaid by April 30, 2007.

NOTE 10 – SUBSEQUENT EVENT

An additional 1,884,342 shares and warrants to purchase 942,171 shares were issued on November 16, 2007 because the original Units were not registered for resale by November 15, 2007.

An additional 74,998 shares and warrants to purchase 37,499 shares were issued on November 19, 2007 because the original Units were not registered for resale by November 18, 2007.

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

Overview

We are an exploration-stage company engaged in the acquisition, exploration and, if warranted, development of various mining properties located in the State of Nevada.  We are currently conducting a comprehensive exploration and development program on various mineral leases associated with our Relief Canyon Mine property located near Lovelock, Nevada. During the current fiscal year  we have  completed drilling 58 reverse circulation drill holes totaling 13,095 feet in the existing pit area .  We have also drilled a total of 57 sonic holes and 125 reverse circulation holes in the existing heap leach pads to assess the economic potential of reprocessing the ore and extracting any remaining gold.  These drill results will be added to the historic drill hole database to help develop a new mining plan for Relief Canyon Mine property.

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

We have conducted preliminary sampling of approximately 4,200 acres of potentially mineralized ground in the Horse Creek area located approximately 100 miles northeast of Reno, Nevada.  During the course of the property evaluation, rock chip samples were collected showing the potential presence of intrusion-related mineral systems.  During the third quarter we commenced the extensive mapping of the area’s bedrock geology.  Additionally, we plan to conduct an airborne geophysical survey to map the magnetic character of the rocks.  Geochemical exploration efforts continued with more rock chip sampling as well as an in-depth soil sampling survey.

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
  Our proposed exploration of properties now include 146 millsite and unpatented mining claims contained in about 1,000 acres of the Relief Canyon Property and the 25,000 acre Antelope Peak property and approximately 4,200 acres of potentially mineralized ground in the Horse Creek area of Nevada.
  Our operating plan is to commence exploration work on the Relief Canyon mining property during 2007.  We expect this exploration program to continue through the end of 2007.  During calendar 2008, we plan to resume heap leaching at the Relief Canyon mine and we anticipate realizing production revenue from the Relief Canyon mine thereafter.  Through the sale of additional securities and/or the use of joint ventures or other financing arrangements we intend to progressively enlarge the scope and scale of our exploration, mining and processing operations, thereby potentially increasing our chances of locating commercially viable ore deposits which could increase both our annual revenues and ultimately our net profits.  Our objective is to achieve annual growth rates in revenue and net profits for the foreseeable future.
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

We have also entered into (i) a joint venture intended to allow exploration of additional mining properties located in Lander County, Nevada (although neither Firstgold nor the joint venture own any interest in such mining properties which are currently subject to litigation); (ii) a mineral lease to explore approximately 25,000 acres of property located in Elko County, Nevada; and (iii) the staking of approximately 4200 acres of property located in Humboldt County, Nevada.

Operating Results for the Fiscal Quarters Ended October 31, 2007 and 2006

Although we commenced efforts to re-establish our mining business early in fiscal year 2004, no mining operations have commenced and no revenues have been recognized during the quarters ended October 31, 2007 and 2006, respectively.  We have granted a 4% net smelting return royalty to a third party related to the Relief Canyon mining property which has been recorded as an $800,000 deferred option income.

During the quarter ended October 31, 2007 we spent $505,037 for exploration, reclamation and maintenance expenses related to our mining properties.  Reclamation and maintenance expenses expended during the same quarter ended October 31, 2006 were $159,414.  These expenses relate primarily to exploration, maintenance and retention costs required to maintain our mining claims.  The increase in costs was due to extensive building and facility expansion at the Relief Canyon mine and the resumption of exploration drilling.  We incurred operating expenses of $1,664,954 during the quarter ended October 31, 2007.  Of this amount, $34,671 reflects outside director compensation expense related to the stock options issued, $265,198 reflects promotion expense, $93,500 reflects officer compensation and related payroll taxes during the quarter and $480,785 reflect fees for outside professional services.  $303,728 of the outside professional services reflects legal costs associated with the litigation involving the Crescent Red Caps LLC as well as other legal and accounting work pertaining to our annual and quarterly SEC reporting obligations occurring in fiscal year 2008 as well as our Forms SB-2 filed in August, September and October 2007.  During the quarter ended October 31, 2006 we incurred operating expenses of $491,897 of which $93,500 represented officer compensation and related payroll taxes, $153,458 reflected outside director compensation related to the stock options issued, and $86,524 reflected fees for outside professional services.  It is anticipated that both mining costs and operating expenses will increase significantly as we resume our exploration program and prepare for mining operations.

We incurred interest expense of $307,780 during the quarter ended October 31, 2007 which compares to interest expenses of $162,600 incurred during the same quarter of 2006.  The principal balance of loans outstanding during the third quarter of fiscal year 2008 decreased by $1,265,626 compared to third quarter of fiscal year 2007, which was primarily the result of a decrease in convertible debentures.  The increase in additional interest expense during the quarter ended October 31, 2007 was primarily due to the increase in the principal balance of loans outstanding during the period as well as the write-off of unamortized debt costs related to convertible debt which was converted in full during the period.

Our total net loss for the quarter ended October 31, 2007 decreased to $1,934,114 compared to a net loss of $2,040,864 incurred for the same quarter ended October 31, 2006.  The slightly smaller net loss in the third quarter of fiscal 2008 reflects the decrease in exploration costs and the $455,533 gain recognized from writing off liabilities that were over six years old of which is partially offset by the higher interest expense as well as the increase in operating expenses as we expand our activities at Relief Canyon and a continued lack of revenues recognized during the quarter.

Operation Results for the Nine Months Ended October 31, 2007 and 2006

During the nine months ended October 31, 2007, we spent $870,828 on exploration, reclamation and building and facilities expansion expenses related to our mining properties.  These expenses relate primarily to repairing and upgrading costs required to resume exploration drilling of our Relief Canyon mining claims.  During the nine months ended October 31, 2006, we spent $298,963 on reclamation and maintenance expenses related to the Relief Canyon mining property; $47,581 in costs related to the Crescent Red Caps Joint Venture; and $1,133,905 in costs related to our Antelope Peak leasehold interest.  We incurred operating expenses of $3,933,654 during the nine months ended October 31, 2007.  Of this amount, $442,476 reflects outside director compensation expense related to director fees and stock options issued, $567,848 reflects promotion expense, $273,009 reflects officer compensation and related payroll taxes during the period and $885,883 reflect fees for outside professional services of which $425,640 reflects legal costs associated with the litigation involving the Crescent Red Caps LLC litigation while another large portion of the outside and professional services reflects legal and accounting work pertaining to our annual and quarterly reporting with the SEC  and our recently filed Form SB-2.  During the nine months ended October 31, 2006, we incurred operating expenses of $1,019,990, of which $280,500 represented officer compensation and related payroll taxes, $221,478 reflects outside directors compensation expense related to stock options issued and $247,385 reflected fees for outside professional services.  It is anticipated that both mining costs and operation costs will increase significantly during the remainder of the fiscal year as we resume our exploration program and initiate mining operations.

We incurred interest expense of $831,319 during the nine months ended October 31, 2007, which compares to interest expenses of $394,092 incurred during the same nine months of 2006.  The average principal balance of loans outstanding during the first nine months of the fiscal year 2008 was significantly higher compared to the same nine months for fiscal year 2007, which was primarily the result of the increase in outstanding convertible debentures. Accordingly, the increase in additional interest expense during the nine months ended October 31, 2007, was primarily due to the increase in outstanding convertible debentures.

In conjunction with the Convertible Debentures issued during September 2006, December 2006 and March 2007, we allocated the proceeds received between convertible debt and the detachable warrants based upon the relative fair market values on the date the proceeds were received.  Subsequent to the initial recording, the change in the fair value of the detachable warrants, determined under the Black-Scholes option pricing formula, and the change in the fair value of the embedded derivative in the conversion feature of the convertible debentures are recorded as adjustments to the liabilities for the quarters ended April 30, 2007 and July 31, 2007.  This resulted in $703,992 of expense relating to the change in the fair value of Firstgold’s stock reflected in the change in the fair value of the warrants and derivatives (noted above) and is included as other income (expense).  A similar calculation was not done for the nine month period ended October 31, 2007 due to the Convertible Debentures having been fully retired due to conversion.

Our total net loss for the nine months ended October 31, 2007, increased to $5,811,950 compared to a net loss of $3,649,402 incurred for the same nine months ended October 31, 2006.  The higher net loss in the first nine months of fiscal 2008 reflects the increase in exploration, maintenance, and operating expenses as we expand our exploration and building activities and a continued lack of revenues recognized during the first nine months of fiscal 2008.

Liquidity and Capital Resources

We have incurred significant operating losses since inception and during the nine months ended October 31, 2007 which has resulted in an accumulated deficit of $29,571,864 as of October 31, 2007.  At October 31, 2007, we had cash and other current assets of $5,546,751 compared to $412,752 at January 31, 2007 and net working capital of $4,115,410.  Since the resumption of our business in February 2003, we have been dependent on borrowed or invested funds in order to finance our ongoing operations.  As of October 31, 2007, we had outstanding debentures and notes payable in the gross principal amount of $817,163 (net balance of $657,775 after $(159,389) of note payable discount and deferred financing costs) which reflects a decrease in the gross principal balance of $1,265,625 compared to notes payable in the gross principal amount of $2,082,789, (net balance of $2,397,508 after $(1,310,260) of note payable discount and deferred financing costs and $1,624,979 of derivative liabilities) as of October 31, 2006.

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

Due to our continuing losses from business operations, the independent auditor’s report dated May 16, 2007, includes a “going concern” explanation relating to the fact that Firstgold’s continuation is dependent upon obtaining additional working capital either through significantly increasing revenues or through outside financing.  As of October 31, 2007, Firstgold’s principal commitments included its obligation to pay ongoing maintenance fees on the Relief Canyon mining claims, the funding arrangement pursuant to the joint venture with ASDi, LLC and the annual minimum rent due on the Antelope Peak mineral lease.

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

Off-Balance Sheet Arrangements

During the fiscal quarter ended October 31, 2007, Firstgold did not engage in any off-balance sheet arrangements as defined in Item 303(c) of the SEC’s Regulation S-B.

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

We will need additional funds to finance our future mining and exploration activities.  We currently have cash reserves and a working capital surplus of $4,115,410 as of October 31, 2007.  However, our ability to fully implement our business plan and meet our long-term obligations in the ordinary course of business is dependent upon our ability to raise additional capital through public or private equity financings, establish cash flows from operations, enter into joint ventures or other arrangements with capital sources, or secure other sources of financing to fund operations. Our continuing reliance on outside capital is a consequence of our negative cash flows from operations.  At any time, a serious deficiency in cash flows could occur and it is not always possible or convenient to raise additional capital.  A problem in raising capital could result in temporary or permanent insolvency and consequently potential claims by unpaid creditors and perhaps closure of the business.

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

Our mining property rights consist of 146 mill site and unpatented mining claims at the Relief Canyon Mine, our leasehold interest in the Antelope Peak property, and recently staked claims in the Horse Creek area of Nevada.  The validity of unpatented mining claims is often uncertain and is always subject to contest.  Unpatented mining claims are generally considered subject to greater title risk than patented mining claims, or real property interests that are owned in fee simple.  In addition, the validity of the property rights pertaining to the Crescent Red Caps LLC are currently being contested by the lessors such that the Crescent Red Caps LLC does not currently hold any interest in such mining properties.  If title to a particular property is successfully challenged, we may not be able to carryout exploration programs on such property or to retain our royalty interests on that property should production take place, which could reduce our future revenues.

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

As of October 31, 2007, Firstgold had approximately 112,601,370 shares of Common Stock outstanding and convertible debentures which are convertible into 1,444,444 shares of our Common Stock.  Additionally, warrants to purchase a total of 39,726,132 shares of our Common Stock were outstanding as of October 31, 2007.  The possibility that substantial amounts of our outstanding Common Stock may be sold by investors or the perception that such sales could occur, often called "equity overhang," could adversely affect the market price of our Common Stock and could impair our ability to raise additional capital through the sale of equity securities in the future.

Critical Accounting Policies

The discussion and analysis of our financial conditions and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States.  The preparation of financial statements requires management to make estimates and disclosures on the date of the financial statements.  On an on-going basis, we evaluate our estimates, including, but not limited to, those related to revenue recognition.  We use authoritative pronouncements, historical experience and other assumptions as the basis for making judgments.  Actual results could differ from those estimates.  We believe that the following critical accounting policies along with those set forth in Note 3 to the financial statements affect our more significant judgments and estimates in the preparation of our financial statements.

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

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

On February 8, 2007, a complaint was filed against ASDi, LLC, Crescent Red Caps LLC, Firstgold, and Scott Dockter by the Lessors of the Crescent Valley and Red Caps mining properties.  In the complaint the plaintiffs allege that ASDi, LLC wrongfully assigned its lessee rights in the Crescent Valley and Red Caps mining properties to Crescent Red Caps LLC (of which Firstgold is the Managing Member).  The complaint seeks the termination of the leasehold rights granted to ASDi, LLC and quiet title and punitive damages.  On May 11, 2007, the Court entered a preliminary injunction against public claims of ownership of any interest in the leases or the mining property by defendants. On June 7, 2007, the plaintiffs filed a Motion For Order to Show Cause claiming that defendants had violated the injunction based upon certain statements made on Firstgold’s website and certain disclosures made in Firstgold’s annual report on Form 10-KSB. ASDi LLC, Firstgold and the other defendants intend to vigorously oppose this Motion. A hearing on the Motion to Show Cause was held on November 20, 2007. The defendants are also seeking to have the injunction overturned.

On September 24, 2007, a complaint was served on Firstgold Corp. by Swartz Private Equity, LLC.  The complaint was filed in the District Court for the Western district of New York (Case No. 07CV6447).  In the complaint, plaintiff alleges that pursuant to an Investment Agreement dated October 4, 2000, and entered into with Firstgold’s former management, it is entitled to the exercise of certain warrants in the amount of 1,911,106 shares of Firstgold common stock and seeks the cash value thereof based upon $0.69 per share and a termination fee of $200,000.  While Firstgold has not yet fully evaluated this lawsuit, it expects to vigorously defend this action.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES

On April 12, 2007 we received gross proceeds of $2,552,900 upon the issuance of Units consisting of 5,673,110 shares of our common stock and warrants to purchase 2,836,555 shares of our common stock at an exercise price of $0.65 per share. The warrants have a term of 18 months. Due to the fact that these Units were not registered in an effective resale prospectus by October 15, 2007, an additional 542,310 “penalty shares” and 271,156 “penalty warrants” were issued to these investors.

On June 22, 2007, we received gross proceeds of $8,479,539.45 upon the issuance of Units consisting of 18,843,421 shares of our common stock and Warrants to purchase 9,421,711 shares of our common stock at an exercise price of $0.65 per share. The warrants have a term of 18 months.

Due to the fact that these Units were not registered in an effective resale prospectus by November 15, 2007, an additional 1,884,342 “penalty shares” and 942,171 “penalty warrants” were issued to these investors.

On November 19, 2007 we issued 74,998 shares and warrants to purchase 37,499 shares to certain investors because the shares contained in certain Units (of stock and warrants) purchased by such investors were not registered for resale by November 15, 2007.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Stockholders on September 20, 2007.  At the Annual Meeting of Stockholders, 107,571,143 shares of common stock were entitled to vote at such meeting of which there were present in person or by proxy 62,890,581 shares of common stock which represented a quorum.  At the Annual Meeting, the holders of our common stock elected the following nominees to our Board of Directors: A. Scott Dockter, Terrence Lynch, Stephen Akerfeldt, Fraser Berrill and Donald Heimler.  All of the Directors nominated were duly elected by a vote of 61,813,540 shares voting for the nominees, 1,025382 shares voting against the nominees and 51,659 shares abstaining.

Our stockholders approved the proposal to amend our 2006 Stock Option Plan to increase the shares issuable under the Plan from 5,000,000 to 10,000,000 with 32,973,037 votes cast for the proposal and 3,528,016 votes against, with 79,744 abstaining and 26,309,784 broker non-votes.

Our stockholders also ratified Hunter & Renfro LLP as Firstgold’s principal independent public accountants for fiscal year 2008 with 61,837,287 votes cast for and 1,008,456 votes against and 44,825 votes abstaining.

ITEM 5.    OTHER INFORMATION

On September 13, October 12, October 16, and October 30, 2007 Cornell Capital Partners submitted Notices of Conversion to convert $1,550,000 of remaining principal of its Secured Convertible Debenture issued on March 16, 2007, December 1, 2006 and September 26, 2006.  The conversion resulted in the issuance of 3,858,228 shares of Firstgold restricted common stock.  The conversion which includes accrued interest of $186,203 was made at the Fixed Conversion Price of $0.45 per share.

After the conversion, Cornell Capital Partners has converted the entire $3,000,000 aggregate amount of its Secured Convertible Debentures issued by Firstgold pursuant to the September 26, 2006 financing transaction.

ITEM 6.    EXHIBITS

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of2002.
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of2002.
32.	Certification by CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRSTGOLD CORP.

Dated: December 21, 2007	By:	/s/ A. SCOTT DOCKTER
A. Scott Dockter, President and Chief Executive Officer

/s/ JAMES KLUBER
James Kluber, Principal Accounting Officer and Chief Financial Officer