Form 10KSB
period 2008-01-31
FIRSTGOLD CORP.
filed 2008-05-15
CIK 878808

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended	Commission File Number
January 31, 2008	0-20722

FIRSTGOLD CORP.

Delaware	16-1400479
(State of Incorporation)	(I.R.S. Employer Identification)

Principal Executive Offices:
3108 Ponte Morino Drive, Suite 210
Cameron Park, CA  95682
(530) 677-5974

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of Each Class
Common Stock	$0.001 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      X          No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [ X ]

The issuer’s revenues for its most recent fiscal year were $551,279.

As of May 1, 2008 the aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and ask price on such date was approximately $59,417,972 based upon the closing price of $0.49 per share.

As of May 1, 2008, the Registrant had outstanding 130,717,460 shares of common stock.

Transitional Small Business Disclosure Format:    Yes  [    ]    No   [ X ]

Documents Incorporated by Reference

Certain exhibits required by Item 13 have been incorporated by reference from Firstgold’s previously filed Form 8-K’s, Form 10-QSB and Form 10-KSB.

i

PART I

ITEM 1.    DESCRIPTION OF BUSINESS

General

Firstgold Corp. (“we,” “us,” “our” or “Firstgold”) has a business strategy whereby it will invest in, explore and if warranted, conduct mining operations of its current mining properties and other mineral producing properties.  Firstgold is a public company that in the past has been engaged in the acquisition and exploration of gold-bearing properties in the continental United States.  Currently, Firstgold’s principal assets include various mineral leases associated with the Relief Canyon Mine located near Lovelock, Nevada along with various items of mining equipment and improvements located at that site.  Firstgold has also secured rights to explore approximately 25,000 acres of property located in Elko County, Nevada, and has staked claims on approximately 4,200 acres of land at the Horse Creek exploration project near Winnemucca, NV, claims on approximately 3,300 acres of land located at it Honorine Gold exploration project near Winnemucca, NV, and claims on approximately 2,300 acres of land at its Fairview-Hunter exploration project, near Fairview, NV.

From 1995 until the beginning of 2000, Firstgold had followed the above described business activity focusing on the exploration and mining of gold and silver ore deposits.    With the fall of the precious metal markets, Firstgold attempted to redevelop its business strategy, and from approximately July 2001 until February 2003 Firstgold discontinued all business activity.  During the period of inactivity, ASDi LLC, an entity controlled by A. Scott Dockter who is also the Chief Operating Officer of Firstgold, made the necessary expenditures to maintain the current status of the Relief Canyon mining claims.  In February 2003, Firstgold resumed its business of acquiring, exploring and if warranted developing its mining properties.

Firstgold's mailing address is 3108 Ponte Morino Drive, Suite 210, Cameron Park, CA  95682 and its telephone number is (530) 677-5974.

The Company

Firstgold Corp., a Delaware corporation, has been engaged in the acquisition and exploration of gold-bearing properties in the continental United States since 1995.  In fiscal 1999 Firstgold placed its only remaining property, the Relief Canyon Mine, located in Pershing County, Nevada, on a care and maintenance status.  During fiscal 2000, Firstgold executed a contract to sell the Relief Canyon Mine to A. Scott Dockter, then Chairman of Firstgold; however the sale was never completed and the asset remains the property of Firstgold.  It is now Firstgold’s intention to resume mining at the Relief Canyon Mine.  See “Business” below for further detail.

Firstgold’s independent accountants have included a “going concern” explanatory paragraph in their report dated May 15, 2008 on Firstgold’s financial statements for the fiscal year ended January 31, 2008, indicating substantial doubt about Firstgold’s ability to continue as a going concern (See Note 2 of Financial Footnotes).

If Firstgold’s exploration program is not successful or if insufficient funds are available to carry out Firstgold’s business plans, then Firstgold will not be able to execute its business plan.

For financial information regarding Firstgold, see “Financial Statements.”

Business

Firstgold is an “exploration stage” company engaged in the search and/or verification of ore deposits (reserves) in its property.  Our business will be to acquire, explore and, if warranted, develop various mining properties located in the state of Nevada.  We plan to carryout comprehensive exploration and, if warranted, development programs on our properties.  While we currently plan to fund and conduct these activities ourselves, in the future we may engage in joint venture, royalty or partnership arrangements pursuant to which other companies would agree to finance and carryout the exploration and possible future development programs on our mining properties.  Our current plan will require the hiring of various mining employees to perform exploration and mining activities for our various mining properties.

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

Background and History

On January 10, 1995, Firstgold purchased the Relief Canyon mine from J.D. Welsh & Associates for $500,000.  The mine at that time consisted of 39 unpatented lode mining claims covering approximately 780 acres and a lease for access to an additional 800 acres contiguous to the 39 claims located on Firstgold’s property.  When first acquired, the property included a building containing five carbon tanks and a boiler for carbon strip solution, four detoxified leach pads, a preg pond for gold bearing solution, a barren pond for solution from which gold had been removed, water rights, and various permits.  From acquisition through November 1997, Firstgold refurbished the processing facilities by the purchase and installation of all equipment required to process the gold bearing leach solution when the mine was returned to production in 1997.  During 1997, Firstgold staked an additional 402 claims.  However, subsequent to January 31, 1998, Firstgold reduced the total claims to 50 (covering approximately 1,000 acres).  In 1999 Firstgold placed the mine in a care and maintenance status.

If mining operations are not resumed at the Relief Canyon mine, it is possible Firstgold may be required to reclaim the mine.  Reclamation consists of recontouring the four heaps to a 3:1 slope, sale and removal of the building and its contents, evaporation of all water in both ponds and burial of the building foundation and floor within the ponds' liners under the soil contained in the pond berms.  Finally, native vegetation must be re-established in all areas of disturbance.  A cash bond has been posted which will cover the cost of these reclamation activities.

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

Firstgold’s operating plan is to place the most promising mining targets into production during the 2008 calendar year, and use the net proceeds from these operations, if any, to fund expanded exploration and, if warranted, development of its entire property holdings.  By this means, Firstgold intends to progressively enlarge the scope and scale of the mining and processing operations, thereby increasing Firstgold’s annual revenues and eventually its net profits.

Firstgold’s goals for environmental protection and reclamation are for minimal environmental disturbance during mining, and reclamation and/or restoration of the disturbed area after mining ceases.  The economics of Firstgold’s operations will permit this environmentally responsible plan of operations.

We will initially focus on exploring the North Relief Canyon mining property.  We recently posted a $613,500 reclamation bond with the Nevada Bureau of Mining Regulations and Reclamation (“BMRR”) which allows us to apply for new permits for mining and processing on the property.  Posting the reclamation bond completes the Activities of Compliance mandated by the Bureau of Land Management (“BLM”) and Nevada Department of Environmental Protection (“NDEP”) before any work can commence.  We have completed all of the environmental work required by NDEP in the Administrative Order of Consent issued May 2005 (the AOC).  The purpose of the AOC is to bring the Relief Canyon mine up to current environmental compliance.

On September 25, 2006 we submitted our “Plan of Operations” for the Relief Canyon Mining Project to the NDEP.  The Plan contains extensive details on how the mine will operate if and when production is achieved.  The Plan includes an intention to reprocess the existing heaps containing approximately 8 million tons of ore and the construction of a new heap leach pad.  The Plan also includes facilities and processes which are compliant with our “Green Initiative” to construct and operate an environmentally conscience project.

On October 19, 2006 we received notice from the NDEP that we would be allowed to attach our current Plan of Operations as an amendment to a previous Plan of Operations submitted in 1996.  This consolidation of Plans is expected to significantly reduce the processing time and documentation necessary to secure our production permit from the NDEP which will allow us to commence processing ore at the Relief Canyon Mining Project.  On April 9, 2007 we received notice from the NDEP that Firstgold’s 1996 Plan of Operation had been reinstated, and that the NDEP was processing the amendment.  With this approval, Firstgold is allowed to proceed at Relief Canyon with onsite construction, drilling, operations and, if deemed appropriate, production, subject to final determination and posting of reclamation bonds.

To assist us in this effort, we have retained Dyer Engineering Consultants, Inc. as our lead engineering firm for the permitting and compliance engineering work at the Relief Canyon and other exploration projects in Nevada.

Currently, we can proceed with the permits to commence full scale exploration and mining activities.  The estimated time for completing the permitting process is between six months to nine months.  However, upon posting the reclamation bond, we are able to carry on limited operations pending full permitting for full mining operations.

Description of Past Exploration and Existing Exploration Efforts

Over 400 historic reverse circulation holes have been drilled at the Relief Canyon project.  Of the 400 holes drilled, 106 had intercepts of gold bearing ore structures of 0.1 gold/ton content.

The mineral zone of Relief Canyon is open ended on three sides.  It is projected that ongoing drilling will increase the size of possible reserves.  Most of the drilling to date was targeted for open pit mining, resulting in shallow holes which did not test for possible deeper ore deposits.  A significant number of deep holes were drilled on the North end of the property.

In late May 2007 we completed 57 drill holes on existing heaps at Relief Canyon using sonic drilling. The patented sonic drill head works by sending high frequency resonant vibrations down the drill string of the drill bit while the operator controls the frequencies to suit the specific conditions of the soil/rock geology. This round of drilling was intended to improve our understanding of the mineral content in the existing heap leach pads.  We have also completed 83 reverse circulation drill holes in the existing pit area. Fire assays have been returned on the first 174 of these holes which are designed to evaluate three specific exploration target areas.

We have retained SRK Engineering to perform a resource evaluation of the Relief Canyon Property.

Firstgold owns 3 reverse circulation drill rigs and two diamond core drill rigs.  In addition to providing exploration drilling to Firstgold, these drilling rigs, along with operating crews, have been contracted out from time to time to other nearby mining operations.  This rental activity produced $551,279 of revenue during fiscal 2008.

Ore Processing Facilities

In October 2006, we commenced revitalization of our process solution ponds.  The existing Pregnant and Barren ponds, which were converted to secondary overflow containment, have been cleaned and relined with the latest technology of fluid containment.  In keeping with our “Green Initiative,” this will include new leak detection equipment and protocols.  In addition, a new enclosed solution transmission system will be constructed between the site of the proposed heap leach pad and the existing solution ponds.  Upon completion, we plan to process approximately 8 million metric tons of existing lower grade oxide ores by heap leaching.  Heap leaching consists of stacking crushed or run-of-mine ore in impermeable ponds, where a weak cyanide solution is applied to the top surface of the heaps to absorb the gold.

An ore processing facility, with capacity to process up to 20,000 tons of material per day, is presently under construction at the property site.  A new jaw crushing unit is also currently being erected.  Planned construction will commence on the new heap leach pad, pending approval and issuance of the proper permit from NDEP.  This permit is in the final stages of evaluation, having completed its public commentary period.

Antelope Peak

On October 24, 2006, we entered into a Mineral Lease Agreement with the owners of approximately 25,000 acres of property located in Elko County, Nevada (the “Antelope Peak” property).  The Lease allows Firstgold the exclusive right to explore for and, if warranted, develop gold, silver and barite minerals on the leased property.  The Lease has an initial term of five (5) years; however the term can be automatically extended thereafter for so long as Firstgold is engaged in mining operations.

To date we have performed an Aerial Ground Magnetic Survey which allows our geologists to identify targets for more detailed exploration.  We have also conducted extensive ground sampling on the property.

Horse Creek

On July 9, 2007, we completed staking claims on approximately 4,200 acres of potentially mineralized ground Humboldt County, Nevada.  We have conducted preliminary sampling of the area.  During the course of the property evaluation, rock chip samples were collected. This sampling has shown the potential presence of intrusion-related gold systems. The next phase of this project will be to conduct extensive mapping of the area’s bedrock geology.  Additionally, we plan to conduct an airborne geophysical survey to map the magnetic character of the rocks.  Geochemical exploration efforts will continue with more rock chip sampling as well as an in-depth soil sampling survey.

Fairview-Hunter

On January 11, 2008 we secured claims on approximately 2,300 acres of potentially mineralized ground near Fairview, Nevada.  We are conducting preliminary sampling of the area.  During the course of the property evaluation, rock chip samples were collected.  The next phase of this project will be to conduct extensive mapping of the area’s bedrock geology.  Additionally, we plan to conduct an airborne geophysical survey to map the magnetic character of the rocks.  Geochemical exploration efforts will continue with more rock chip sampling as well as an in-depth soil sampling survey.

Honorine Gold

On February 22, 2008, we secured claims on approximately 3,300 acres of potentially mineralized ground north of Winnemucca, Nevada.  We are conducting preliminary sampling of the area.  During the course of the property evaluation, rock chip samples were collected.  The next phase of this project will be to conduct extensive mapping of the area’s bedrock geology.  Additionally, we plan to conduct an airborne geophysical survey to map the magnetic character of the rocks.  Geochemical exploration efforts will continue with more rock chip sampling as well as an in-depth soil sampling survey.

Crescent Red Caps LLC

In early 2005 we entered into a Letter of Intent to form a joint venture to acquire the exploration rights to certain properties which consisted of two leases of unpatented mining claims located in northeastern Nevada, approximately 60 miles southwest of Elko, Nevada in Lander County for which ASDi LLC was the lessee.  In furtherance of this intended joint venture on January 25, 2006 ASDi LLC and Firstgold entered into an Operating Agreement for the Crescent Red Caps LLC, a Nevada limited liability company (“Crescent Red Caps LLC”) formed for the intended purpose of exploring the properties. The terms of the Operating Agreement for Crescent Red Caps LLC provided for Firstgold to own an initial 22.22% interest in the LLC and be the Manager and the remaining 77.78% interest to be held by ASDi LLC, a California limited liability company owned by A. Scott Dockter, COO of Firstgold.  Additionally, by the terms of the Operating Agreement, Firstgold, by making expenditures over three years (January 2006 - January 2009) aggregating $2,700,000, could acquire a 66.66% overall interest in the Crescent Red Caps LLC.  Firstgold would then have the opportunity to purchase the remaining Crescent Red Caps LLC interest held by ASDi LLC based on the results of the exploration work contemplated by these additional expenditures.

On October 13, 2006 and November 1, 2006 the lessors gave notices of termination of the two leases.  The lessors claimed that the proposed assignment of the leases by ASDi LLC to Crescent Red Caps LLC was either ineffective or in breach of the leases.  ASDi LLC disputed the lease terminations and on February 8, 2007, the lessors filed a lawsuit seeking to terminate the leases (see the section “Legal Proceedings” below). As a result of the recent settlement of this litigation ASDi LLC, Firstgold and Crescent Red Caps LLC relinquished all rights to any interest in the above leases or properties.  Firstgold had not yet expended any significant amounts on its exploration program on the properties prior to this lease dispute.

Industry Overview

The gold mining and exploration industry has experienced several factors recently that are favorable to Firstgold as described below.

The spot market price of an ounce of gold has increased from a low of $253 in February 2001 to a high of $1,011 in March 2008.  The price was $923 as of January 31, 2008 and $853 as of May 1, 2008.  This current price level has made it economically more feasible to produce gold as well as made gold a more attractive investment for many.  Accordingly, the gross margin per ounce of gold produced per the historical spot market price range above provides significant profit potential if we are successful in identifying and mining gold at the Relief Canyon mine.

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

Generally gold reserves have been declining for a number of years for the following reasons:

●	The extended period of low gold prices from 1996 to 2001 made it economically unfeasible to explore for new deposits for most mining companies.

●	The demand for and production of gold products have exceeded the amount of new reserves added over the last several consecutive years.

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

Competition

Of the four types of mining companies, we believe junior companies represent the largest group of gold companies in the public stock market.  All four types of mining companies may have projects located in any of the gold producing continents of the world and many have projects located near the Relief Canyon mine in Nevada.  Many of our competitors have greater exploration, production, and capital resources than we do, and may be able to compete more effectively in any of these areas.  Firstgold’s inability to secure capital to fund current exploration and possible future production capacity, would establish a competitive cost disadvantage in the marketplace which would have a material adverse effect on its operations and potential profitability.

We also compete in the hiring and retention of experienced employees.  Consequently, though unlikely, it is possible that we may not be able to hire or retain qualified miners or operators in the numbers or at the times desired.

Employees

As of January 31, 2008, we had 61 full-time employees.  Employees include a Mine Manager, Chief Geologist and Senior Geologist, a Lead Driller and a Plant Metallurgist. We anticipate hiring additional employees during the current year to work on the mining sites in Nevada as our exploration program continues.  While skilled equipment and operations personnel are in demand, we believe we will be able to hire the necessary workers to sustain our exploration program.  Our employees are not expected to be subject to a labor contract or collective bargaining agreement.  We consider our employee relations to be good.

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

Outlined below are some of the more significant aspects of governmental controls and regulations which materially affect our interests in the Relief Canyon, Horse Creek and Antelope Peak properties.

Regulation of Mining Activity

Firstgold’s mining activities, including exploration, and possible future development and production activities are subject to environmental laws, policies and regulations.  These laws, policies and regulations affect, among other matters, emissions to the air, discharges to water, management of waste, management of hazardous substances, protection of natural resources, protection of endangered species, protection of antiquities and reclamation of land.  The mines are also subject to numerous other federal, state and local laws and regulations.  At the federal level, the mines are subject to inspection and regulation by the Division of Mine Safety and Health Administration of the Department of Labor (“MSHA”) under provisions of the Federal Mine Safety and Health Act of 1977.  The Occupation and Safety Health Administration (“OSHA”) also has jurisdiction over certain safety and health standards not covered by MSHA.  Mining operations and all future exploration and development will require a variety of permits.  Although we believe the permits can be obtained in a timely fashion, permitting procedures are complex, costly, time consuming and subject to potential regulatory delay.  We do not believe that existing permitting requirements or other environmental protection laws and regulations would have a material adverse effect on our ability to explore and eventually operate the mines.  However, we cannot be certain that future changes in laws and regulations would not result in significant additional expenses, capital expenditures, restrictions or delays associated with the operation of our properties.  We cannot predict whether we will be able to obtain new permits or whether material changes in permit conditions will be imposed.  Granting new permits or the imposition of additional conditions could have a material adverse effect on our ability to explore and operate the mining properties in which we have an interest.

On June 9, 2005, we received permission from the NDEP to commence designated environmental activities previously requested by us.  In January 2006, we made a cash deposit of $243,204 to cover future reclamation costs as required by the NDEP for the Relief Canyon Mine.

In September 2006, we submitted our “Application for Water Pollution Control Permit and Design Report” for the Relief Canyon project with the NDEP.  This document provides the BLM and NDEP with information regarding the characteristics of the site, proposed management of process fluids, monitoring and tentative plans for the eventual closure of operations.  In addition, this fulfills Nevada state requirements and illustrates the plan to prevent undue degradation of public lands while the Relief Canyon Mining Project is in operation.

On October 19, 2006 we received notice from the NDEP that we would be allowed to attach our current Plan of Operations for Relief Canyon submitted on September 15, 2006 as an amendment to the previous Plan of Operations submitted in 1996.  This consolidation of Plans is expected to significantly reduce the processing time and documentation necessary to secure our production permit from the NDEP for the Relief Canyon project.  We were also required to increase the reclamation cost deposit from $243,204 to $613,500 which was placed in a blocked account with our bank in Sacramento, California in March 2007.

On April 9, 2007 we received notice from the NDEP that Firstgold’s Plan of Operation had been reinstated.  With this approval, Firstgold is allowed to commence onsite operations subject to final determination and posting of reclamation bonds.

On November 16, 2006, the NDEP notified Firstgold of certain violations that had occurred pertaining to the unauthorized release of water from one of the overflow containment ponds at the Relief Canyon mining site in early November 2006. On August 14, 2007, Firstgold was notified that a fine of $9,000 had been assessed for these violations.  Firstgold paid the fine in full on August 21, 2007. Such violation and fine is not expected to affect the permitting process or exploration program at the Relief Canyon Mine site.

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

The State of Nevada, where our mine properties are located, adopted the Mined Land Reclamation Act (the “Nevada Act”) in 1989 which established design, operation, monitoring and closure requirements for all mining facilities.  The Nevada Act has increased the cost of designing, operating, monitoring and closing mining facilities and could affect the cost of operating, monitoring and closing existing mine facilities.  The State of Nevada also has adopted reclamation regulations pursuant to which reclamation plans must be prepared and financial assurances established for existing facilities.  The financial assurances can be in the form of cash placed on deposit with the State or reclamation bonds underwritten by insurance companies.  We prepared a specific reclamation plan of the Relief Canyon Mine and began implementation of the plan in April 2005.  This work was completed in the summer of 2005.  As a result of completing the work, the State of Nevada reduced the financial assurance amount to $243,204 which we have deposited in a blocked account with our bank in Sacramento, California.  In March 2007, we increased the reclamation cost deposit to $613,500.  We have now completed the Activities of Compliance required by BLM and NDEP which was a prerequisite to the issuance of mining permits.  Our ability to commence full mining operations at the Relief Canyon Mine is subject to our obtaining all necessary mining permits.

Environmental Regulations

Legislation and implementation of regulations adopted or proposed by the United States Environmental Protection Agency (“EPA”), the BLM and by comparable agencies in various states directly and indirectly affect the mining industry in the United States.  These laws and regulations address the environmental impact of mining and mineral processing, including potential contamination of soil and water from tailings, discharges and other wastes generated by mining process.  In particular, legislation such as the Clean Water Act, the Clean Air Act, the Federal Resource Conservation and Recovery Act (“RCRA”), and the National Environmental Policy Act require analysis and/or impose effluent standards, new source performance standards, air quality standards and other design or operational requirements for various components of mining and mineral processing, including gold-ore mining and processing.

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

The Clean Air Act, as amended, mandates the establishment of a Federal air permitting program, identifies a list of hazardous air pollutants, including various metals and cyanide, and establishes new enforcement authority.  The EPA has published final regulations establishing the minimum elements of state operating permit programs.  Firstgold will be required to comply with these EPA standards to the extent adopted by the State of Nevada.

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

We believe that our current exploration activities  at the Relief Canyon Mine, are in substantial compliance with federal and state regulations and is consistent with our Green Initiative approach to environmental impact and that no further significant capital expenditures for environmental control facilities will be required unless and until production resumes at the site.

Factors Affecting Firstgold's Business

As a development stage company with an unproven business strategy, we may not be able to achieve positive cash flows and our limited history of operations makes evaluation of our future business and prospects difficult.  We have been actively pursuing our business strategy only since February 2003.  Consequently, we have only recently reactivated our business operations and we have not generated substantial revenues, other than drilling revenue, interest income, and dividend income, since our reactivation.  As a result, we have only a limited operating history upon which to evaluate our future potential performance.  Our prospects must be considered in light of the risks and difficulties encountered by new companies which have not yet established their business operations.

We will need additional funds to finance our mining and exploration activities as well as fund our current operations.  Our ability to meet our long-term obligations in the ordinary course of business is dependent upon our ability to raise additional capital through public or private equity financings, establish increasing cash flow from operations, entering into joint ventures or other arrangements with capital sources, or secure other sources of financing to fund operations.

Our prior and current independent certified public accountants have expanded their opinion contained in our financial statements as of and for the years ended January 31, 1997, through January 31, 2008 to include an explanatory paragraph related to our ability to continue as a going concern, stating, in the audit report dated May 15, 2008, that “the Company has incurred a net loss of $7,632,537 and had negative cash flow from operations of $4,832,217. In addition, the Company had an accumulated deficit of $31,391,140 and a shareholders’ surplus of $5,174,290 at January 31, 2008.”  These factors, among others, as discussed in “Note 2- Going Concern” to the financial statements, raise substantial doubt about the Company’s ability to continue as a going concern.  The auditors recognize that the cash flow uncertainty makes their basic assumptions about value uncertain.  When it seems uncertain whether an asset will be used in a “going concern” or sold at auction, the auditors assume that the business is a “going concern” for purposes of all their work, and then they disclose that there is material uncertainty about that assumption.  It is definitely a consequence of our negative cash flows from operations that we continually need additional cash.  At any time, a serious deficiency in cash reserves could occur and it is not always possible or convenient to raise additional capital.  A problem in raising capital could result in temporary or permanent insolvency and consequently potential claims by unpaid creditors and perhaps closure of the business.  All of these things are possibilities.  It is certain, in any case, that analysts and investors view unfavorably any report of independent auditors expressing substantial doubt about a company's ability to continue as a going concern.

The price of gold has experienced an increase in value over the past several years, generally reflecting among other things relatively low interest rates in the United States; worldwide instability due to terrorism; and a continuing global economic slump.  Any significant drop in the price of gold may have a materially adverse affect on the results of our operations unless we are able to offset such a price drop by substantially increased production.

The disclosures of our mineral resources are only estimates.  We have no proven or probable reserves and have no ability to currently measure or prove our reserves other then estimating such reserves relying on information produced in the 1990’s supplemented by our current exploration data.  Therefore we are unable to determine the quantity of gold we may be able to recover.  We can only estimate a potential mineral resource which is a subjective process which depends in part on the quality of available data and the assumptions used and judgments made in interpreting such data.  There is significant uncertainty in any resource estimate such that the actual deposits encountered or reserves validated and the economic viability of mining the deposits may differ materially from our expectations.

Gold exploration is highly speculative in nature.  Success in exploration is dependent upon a number of factors including, but not limited to, quality of management, quality and availability of geological data and the expertise to interpret it and availability of exploration capital.  Due to these and other factors, the probability of our exploration program identifying individual prospects having commercially significant reserves cannot be predicted  .  It is likely that many of the claims explored will not contain any commercially viable reserves.  Consequently, substantial funds will be spent on exploration which may identify only a few, if any, claims having commercial development potential.  In addition, if commercially viable reserves are identified, significant amounts of capital will be required to mine and process such reserves.

Our mining property rights consist of 146 mill site and unpatented mining claims at the Relief Canyon Mine, our staked claims at the Horse Creek exploration property, the Honorine Gold exploration property, the Fairview-Hunter exploration property, and our leasehold interest in the Antelope Peak property.  The validity of unpatented or staked mining claims is often uncertain and is always subject to contest.  Unpatented mining and staked claims are generally considered subject to greater title risk than patented mining claims, or real property interests that are owned in fee simple.  If title to a particular property is successfully challenged, we may not be able to carryout exploration programs on such property or to retain our royalty interests on that property should production take place, which could reduce our future revenues.

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

The business of gold mining is subject to certain types of risks, including environmental hazards, industrial accidents, and theft.  Prior to suspending operations, we carried insurance against certain property damage loss (including business interruption) and comprehensive general liability insurance.  While we maintain insurance consistent with industry practice, it is not possible to insure against all risks associated with the mining business, or prudent to assume that insurance will continue to be available at a reasonable cost.

We have not obtained environmental liability insurance because such coverage is not considered by management to be cost effective.  We currently carry insurance on all of our properties.

We are substantially dependent upon the continued services of A. Scott Dockter, our COO.  While we have an employment agreement with Mr. Dockter, there is no key person life insurance or disability insurance on Mr. Dockter.  While Mr. Dockter expects to spend the majority of his time assisting Firstgold, there can be no assurance that Mr. Dockter’s services will remain available to Firstgold.  If Mr. Dockter’s services are not available to us, we would be materially and adversely affected.  However, Mr. Dockter has been a significant stockholder of Firstgold since its inception and considers his investment of time and money in Firstgold of significant personal value.

As of January 31, 2008, Firstgold had approximately 117,432,317 shares of Common Stock outstanding and convertible debentures which are convertible into up to 1,444,444 shares of our Common Stock.  Additionally, warrants to purchase a total of 39,257,146 shares of our Common Stock and options to purchase 4,650,000 shares of our Common Stock were outstanding as of January 31, 2008.    The possibility that substantial amounts of our outstanding Common Stock may be sold by investors or the perception that such sales could occur, often called "equity overhang," could adversely affect the market price of our Common Stock and could impair our ability to raise additional capital through the sale of equity securities in the future

ITEM 2.    DESCRIPTION OF PROPERTY

Firstgold’s executive office is located at 3108 Ponte Morino Drive, Suite 210, Cameron Park, California 95682.  Firstgold also owns and maintains an office at 1055 Cornell Avenue, Lovelock, Nevada 89419.

Mining Property Rights

Relief Canyon Property

Our mining property rights are represented by 146 unpatented mill site and mining lode claims which were re-staked in October 2004 and June 2006.  Unpatented mining claims are generally considered subject to greater title risks than patented mining claims or real property interests that are owned in fee simple.  To remain valid, such unpatented claims are subject to annual maintenance fees.  As of January 31, 2008, we were current in the payment of such maintenance fees.

Dalton Livestock and Winchell Ranch Mineral Lease

On October 24, 2006, we entered into a Mineral Lease Agreement with the owners of approximately 25,000 acres of property located in Elko County, Nevada (the “Antelope Peak” property).  The Lease allows Firstgold the exclusive right to explore for and, if warranted, develop gold, silver and barite minerals on the leased property.  The Lease includes exploration, mining and access rights, deposit of waste material, mineral processing and water rights.  The Lease has an initial term of five (5) years; however the term can be automatically extended thereafter for so long as Firstgold is engaged in mining operations.

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

Horse Creek Property

On  July 9, 2007, we completed staking claims on approximately 4,200 acres of ground in the Horse Creek area located approximately 100 miles Northeast of Reno, Nevada.  These claims are staked claims on property owned by the U.S. Bureau of Land Management (“BLM”).  Such staking of claims is permitted on U.S. Government property; however such claims must be filed with the BLM and any significant drilling or development activity will be subject to the review and approval of the BLM and NDEP.

Upon conclusion of all mineral exploration and mining operations, if any, Firstgold is required to restore the property.

Fairview-Hunter

On January 11, 2008 we entered into a Mineral Lease Agreement with the Randall Stoeberl, dba RSgold. of approximately 2,300 acres of potentially mineralized ground near Fairview, Nevada (“Fairview-Hunter” property).  The Lease allows Firstgold the exclusive right to explore for and, if warranted, develop gold, silver and barite minerals on the leased property.  The Lease includes exploration, mining and access rights, deposit of waste material, mineral processing, and water rights.  The Lease has an initial term of ten (10) years; however the term can be automatically extended thereafter for so long as Firstgold is engaged in mining operations.

Firstgold paid $25,000 upon the signing of the Lease and is required to pay rent of $25,000 the first year, with payments increasing each subsequent year by $5,000, with a maximum annual payment of $50,000.  Firstgold is required to complete an intial 2000 feet of drilling in the first year, with no specified obligations thereafter.   In addition, should mining operations be commenced, the Lessors would be entitled to 3% of net smelter returns.

These claims are staked claims on property owned by the U.S. Bureau of Land Management (“BLM”), and controlled by Randall Stoeberl.  Such staking of claims is permitted on U.S. Government property; however such claims must be filed with the BLM and any significant drilling or development activity will be subject to the review and approval of the BLM and NDEP.

Honorine Gold

On February 22, 2008, we entered into a Mineral Lease Agreement with the Randall Stoeberl, dba RSgold.  of approximately 3,300 acres of property located in Humboldt County, Nevada (the “Honorine Gold” property).  The Lease allows Firstgold the exclusive right to explore for and, if warranted, develop gold, silver and barite minerals on the leased property.  The Lease includes exploration, mining and access rights, deposit of waste material, and mineral processing.  The Lease has an initial term of ten (10) years; however the term can be automatically extended thereafter for so long as Firstgold is engaged in mining operations.

Firstgold paid $15,000 upon the signing of the Lease and is required to pay rent of $15,000 the first year, with payments increasing each subsequent year by $15,000, with a maximum annual payment of $50,000.  Firstgold is required to complete an intial 2000 feet of drilling in the first year, with no specified obligations thereafter.   In addition, should mining operations be commenced, the Lessors would be entitled to 5% of net smelter returns.

These claims are staked claims on property owned by the U.S. Bureau of Land Management (“BLM”), and controlled by Randall Stoeberl.  Such staking of claims is permitted on U.S. Government property; however such claims must be filed with the BLM and any significant drilling or development activity will be subject to the review and approval of the BLM and NDEP.

ITEM 3.    LEGAL PROCEEDINGS

On February 8, 2007, a complaint was filed against ASDi, LLC, Crescent Red Caps LLC, Firstgold, and Scott Dockter by the Lessors of the Crescent Valley and Red Caps mining properties.  The complaint was filed in the Sixth Judicial District Court of Lander County, Nevada (Case No. 9661).  In the complaint the plaintiffs allege that ASDi, LLC wrongfully assigned its lessee rights in the Crescent Valley and Red Caps mining properties to Crescent Red Caps LLC (of which Firstgold is the Managing Member).  The complaint sought the termination of the leasehold rights granted to ASDi, LLC and quiet title and punitive damages.  The complaint also sought an order against Firstgold restricting public claims of ownership or control of the mining properties. ASDi, LLC and Firstgold believed the leases were not assigned and that any transfer of the leases or mining claims was not wrongful nor required the Lessors’ consent. Consequently, ASDi, LLC and Firstgold pursued a vigorous defense of this action.  On April 3, 2007, a preliminary hearing was held in which the defendants sought a Summary Judgment to have the leasehold termination notices declared void.  The Court did not grant the defendants’ motion thus requiring the matter to proceed to trial on the merits. In addition, on May 11, 2007, the Court entered a preliminary injunction against public claims of ownership of any interest in the leases or the mining property by defendants.

On June 7, 2007, the plaintiffs filed a Motion For Order to Show Cause claiming that defendants had violated the injunction based upon certain statements made on Firstgold’s website and certain disclosures made in Firstgold’s annual report on Form 10-KSB and should be found in contempt of the injunction. A hearing on the Motion to Show Cause was held on November 20, 2007 and on January 4, 2008 the Court ruled in Defendant’s favor finding no contempt of the injunction.  In late March, 2008 the parties reached a settlement agreement and the case was dismissed by the Court on April 4, 2008.  As a result of the Settlement, Firstgold paid $150,000 to Plaintiffs and Firstgold, ASDi LLC and Crescent Red Caps LLC relinquished all right, title and interest in the Red Caps and Crescent Valley leases to the Plaintiffs.  Consequently, Firstgold no longer has any interest in these leases and will not pursue any further exploration activity on such leased property.

On September 24, 2007, a complaint was served on Firstgold by Swartz Private Equity, LLC.  The complaint was filed in the District Court for the Western District of New York (Case No. 07CV6447).  In the complaint, plaintiff alleges that pursuant to an Investment Agreement dated October 4, 2000, and entered into with Firstgold’s former management, it is entitled to the exercise of certain warrants in the amount of 1,911,106 shares of Firstgold common stock or the equivalent cash value of $0.69 per share and a termination fee of $200,000.  Firstgold filed an answer to the complaint on December 3, 2007 and expects to vigorously defend this action.  The lawsuit is now in the discovery phase.

On January 30, 2008, a complaint was served on Firstgold by Park Avenue Consulting Group, Inc.  The complaint was filed in the Supreme Court of the State of New York but was subsequently removed to the Federal District Court for the Southern District of New York (Case No. 08CV01850).  In the complaint, plaintiff alleges that pursuant to a Retainer Agreement entered into on September 1, 2000 and an Addendum thereto entered into on September 7, 2000, it is entitled to the issuance of warrants to purchase 1,000,000 shares of Firstgold stock, a monthly retainer fee of 50,000 shares of Firstgold stock and a monthly cash retainer fee, a $50,000 finder’s fee, and other damages to be proven at trial.  Firstgold filed an Answer on April 15, 2008 and on May 5, 2008 filed a Counterclaim seeking reimbursement of all costs of this lawsuit. Firstgold expects to vigorously defend this action.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.    MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Our Common Stock

In July 1997, our Common Stock was approved for quotation on the Over-the-Counter (“OTC”) Bulletin Board where it traded under the symbol “NGLD” until June 2001.  In June 2001, our Common Stock was moved to the “Pink Sheets” published by the Pink Sheets LLC (previously National Quotation Bureau, LLC).  On June 7, 2005, our Common Stock was again approved for quotation on the OTC Bulletin Board with its symbol of “NGLD.”  Due to our name change to Firstgold Corp., effective December 1, 2006 our trading symbol was changed to “FGOC.”  As of May 1, 2008 the closing bid price of our Common Stock was $0.49 per share.

In January 2008, Firstgold filed an application to become listed on the Toronto Stock Exchange (“TSX”).  This application had been pending with the TSX while Firstgold satisfied various listing requirements including securing additional capital. On May 12, 2008 the TSX approved Firstgold’s application for listing its common shares and effective May 14, 2008 Firstgold’s shares became listed for trading under the symbol “FGD”.

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

FIRSTGOLD CORP. COMMON STOCK	Low	High

Year Ending January 31, 2008

Fourth Quarter (November-January)	$0.625	$0.97
Third Quarter (August-October)	$0.52	$0.69
Second Quarter (May-July)	$0.56	$0.72
First Quarter (February-April)	$0.33	$0.73

Year Ending January 31, 2007

Fourth Quarter (November-January)	$0.255	$0.39
Third Quarter (August-October)	$0.30	$0.47

FIRSTGOLD CORP. COMMON STOCK	Low	High

Second Quarter (May-July)	$0.19	$0.53
First Quarter (February-April)	$0.14	$0.245

Stockholders

As of January 31, 2008, there were approximately 1,145 holders of record of our Common Stock.  This amount does not include stockholders whose shares are held in street name.

Dividend Policy

We have never declared or paid any cash dividends on our Common Stock.  We currently anticipate that we will retain all future earnings for the expansion and operation of our business and do not anticipate paying cash dividends in the foreseeable future.

Securities Authorized For Issuance Under Equity Compensation Plans

On July 26, 2006, our Board of Directors adopted the 2006 Stock Option Plan which was submitted to and approved by stockholders at the 2006 annual stockholders meeting held on November 17, 2006. Under the terms of the 2006 Plan, we may grant options to purchase up to 5,000,000 shares of our common stock which can include Incentive Stock Options issued to employees and Nonstatutory Stock Options issuable to employees or consultants providing services to Firstgold on such terms as are determined by our board of directors.  Our Board administers the 2006 Plan.  Under the 2006 Plan, options vest not less than 20% per year and have 10-year terms (except with respect to 10% stockholders which have five-year terms).  If an option holder terminates his/her employment with us or becomes disabled or dies, the option holder or his/her representative will have a certain number of months to exercise any outstanding options.  If we sell substantially all of our assets or are a party to a merger or consolidation in which we are not the surviving corporation, then we have the right to accelerate unvested options and will give the option holder written notice of the exercisability and specify a time period in which the option may be exercised.  All options will terminate in their entirety to the extent not exercised on or prior to the date specified in the written notice unless an agreement governing any change of control provides otherwise.  As of January 31, 2008, options to purchase 4,650,000 shares of common stock had been issued as follows:  750,000 options issued to A. Scott Dockter; 400,000 options issued to James Kluber; 750,000 options issued to Terrence Lynch;  1,000,000 options issued to Stephen Akerfeldt; 500,000 options issued to each of Donald Heimler, Fraser Berrill and Kevin Bullock; and 250,000 options issued to an employee for the purchase of Firstgold restricted common stock.  At the 2007 Annual Stockholders Meeting held on September 20, 2007, stockholders approved an increase in the shares issuable under the 2006 Plan to 10,000,000 shares.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights as of January 31, 2008	Weighted-average exercise price of outstanding options, warrants and right	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans to be approved by security holders	4,650,000	$ 0.62	5,350,000
Equity compensation plans not approved by security holders	N/A
TOTAL	4,650,000	$ 0.62	5,350,000

Shares Issuable Upon Conversion of Convertible Debentures

The $650,000 principal balance of Convertible Debentures are convertible into shares of our Common Stock at a per share conversion rate of $0.45.

Repurchase of Equity Securities

None

Recent Sales of Unregistered Securities

During Firstgold’s most recent fiscal year ending January 31, 2008, it issued the following securities pursuant to exemptions from registration under the Securities Act.

On June 22, 2007, Firstgold issued 18,843,421 units at a price of $0.45 per unit.  Each unit consisted of one share of Firstgold common stock and ½ warrant to purchase a share of Firstgold common stock at an exercise price of $0.65 per share.  Firstgold raised gross proceeds of $8,479,539.45 from the sale of the units.  From this amount, Firstgold paid a Selling Agent Fee of $593,568 and issued 1,866,667 units to the Selling Agent as compensation units.  The warrants expire eighteen (18) months from the date of issuance.

On April 12, 2007, Firstgold issued 5,673,110 Units at a price of $0.45 per Unit.  Each Unit consisted of one share of Firstgold common stock and ½ warrant to purchase a share of Firstgold common stock at an exercise price of $0.65 per share.  The warrants expire eighteen (18) months from the date of issuance.  Firstgold raised net proceeds of $2,374,200 from the sale of the Units after paying a selling agent commission of $178,703.

The units referred to above were offered and sold exclusively to individuals residing or entities formed outside the United States and are not deemed to be “U.S. persons” as that term is defined under Regulation S.  Each investor represented that it is purchasing such shares for its own account.

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

On May 18, 2007, Firstgold issued 749,998 Units at a price of $0.45 per Unit.  Each Unit consisted of one share of Firstgold common stock and ½ Warrant to purchase a share of Firstgold common stock at an exercise price of $0.65 per share.  The warrants expire eighteen (18) months from the date of issuance.  Firstgold raised gross proceeds of $337,500 from the sale of the Units.

On March 23, 2007, we issued options to purchase an aggregate of 250,000 shares of our common stock to each of our three independent Directors from the 2006 Stock Option Plan.  The options are exercisable at $0.65 per share and vest 50% at the time of issue, and 50% on the first anniversary of the issue date.  The options expire in 10 years.

During Firstgold's fiscal year ending January 31, 2007, it issued the following securities pursuant to exemptions from registration under the Securities Act:

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

ITEM 6.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

For more detailed financial information, please refer to the audited January 31, 2008 Financial Statements included in this Form 10-KSB.

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

Plan of Operation for the Next Twelve Months

Certain key factors that have affected our financial and operating results in the past will affect our future financial and operating results.  These include, but are not limited to the following:

●	Gold prices, and to a lesser extent, silver prices;

●	Current mineralization at the Relief Canyon Mine are estimated by us (based on past exploration by Firstgold and work done by others).

●
Our proposed exploration of properties now include 146 millsite and unpatented mining claims contained in about 1000 acres of the Relief Canyon Property; the 25,000 acre Antelope Peak property; and approximately 4,200 acres in the Horse Creek area of Nevada.

●
Our operating plan is to continue exploration work on the Relief Canyon mining property during calendar 2008.    During 2008, we plan to resume heap leaching at the Relief Canyon mine and we anticipate realizing production revenue from the Relief Canyon mine thereafter.  Through the sale of additional securities and/or the use of joint ventures, royalty arrangements and partnerships, we intend to progressively enlarge the scope and scale of our exploration, mining and processing operations, thereby potentially increasing our chances of locating commercially viable ore deposits which could increase both our annual revenues and ultimately our net profits.  Our objective is to achieve annual growth rates in revenue and net profits for the foreseeable future.

●
We expect to make capital expenditures in calendar years 2008 and 2009 of between $10 million and $20 million, including costs related to the exploration, development and operation of the Relief Canyon mining property.  We will have to raise additional outside capital to pay for these activities and the resumption of exploration activities and possible future production at the Relief Canyon mine.

●
Additional funding or the utilization of other venture partners will be required to fund exploration, research, development and operating expenses at the Horse Creek and Antelope Peak properties when and if such activity is commenced at these properties. In the past we have been dependent on funding from the private placement of our securities as well as loans from related and third parties as the sole sources of capital to fund operations.

Results of Operation

Our current business strategy is to invest in, explore and if warranted, conduct mining operations of our current mining properties and other mineral producing properties.  Firstgold is a public company that in the past has been engaged in the acquisition and exploration of gold-bearing properties in the continental United States.  Currently, our principal assets include various mineral leases associated with the Relief Canyon Mine located near Lovelock, Nevada along with various items of mining equipment and improvements located at that site.  We have also entered into a mineral lease to explore approximately 25,000 acres of property located in Elko County, Nevada.

Operating Results for the Fiscal Years Ended January 31, 2008 and 2007

Although we commenced efforts to re-establish our mining business early in fiscal year 2004, no mining operations have commenced and no revenue from mining production has been recognized during the fiscal years 2007 and 2008, respectively.  However, we recognized $551,279 of revenue from the leasing of some of our drilling rigs and crew to other nearby mining operations. We have granted a 4% net smelting return royalty to a third party related to the Relief Canyon mining property which has been recorded as an $800,000 deferred option income.

During the fiscal year ended January 31, 2008 we spent $2,195,024 on exploration, reclamation and maintenance expenses related to our mining properties.  Exploration, reclamation and maintenance expenses expended during the year ended January 31, 2007 were $132,166.  These expenses relate primarily to exploration costs and property improvements at our Relief Canyon mining claims.  We expended $2,261,816 on retro fitting the on-site mill facility and $2,098,686 for acquisition of mining equipment.  We incurred operating expenses of $5,715,150 during the year ended January 31, 2008. Of this amount, $2,065,464 reflects director, officer and staff compensation and related payroll taxes during the year, $1,651,672 reflect fees for outside professional services, and $645,509 for promotional expense.  A large portion of the outside professional services reflects legal and accounting work pertaining to our annual and quarterly SEC reporting, preparation of two SB-2 registration statements occurring in fiscal year 2008 and litigation expenses related to the Red Caps and Crescent Valley leases.  During the year ended January 31, 2007 we incurred operating expenses of $1,955,816 of which $850,869 represents director, officer and staff compensation and related payroll taxes during the year, $445,940 reflect fees for outside professional services and $396,361 for promotional expenses.

It is anticipated that both mining costs and operating expenses will increase significantly as we resume our exploration program and mining operations.

We incurred interest expense of $869,444 during the year ended January 31, 2008 which compares to interest expenses of $596,975 incurred during the year ended January 31, 2007.  The amount of loans outstanding on average was higher during fiscal year 2008 compared to fiscal year 2007, which was primarily the result of the increase in convertible debentures on average during fiscal 2008.  The higher interest expense during fiscal year 2008 was primarily due to the increase in accretion of warrants issued in fiscal years 2007 and 2008 as a debt discount as well as the write-off of balances of derivative liabilities upon conversion of convertible debt in fiscal 2008.

In conjunction with the Convertible Debentures issued during fiscal years 2007 and 2008, we allocated the proceeds received between convertible debt and the detachable warrants based upon the relative fair market values on the date the proceeds were received.  Subsequent to the initial recording, the change in the fair value of the detachable warrants, determined under the Black-Scholes option pricing formula, and the change in the fair value of the embedded derivative in the conversion feature of the convertible debentures are recorded as adjustments to the liabilities at January 31, 2008 and 2007.  This resulted in $703,992 of expense relating to the change in the fair value of Firstgold’s stock reflected in the change in the fair value of the warrants and derivatives (noted above) and is included as other income (expense).  This expense was $616,493 for the fiscal year ending January 31, 2007.

Our total net loss for the year ended January 31, 2008 increased to $7,632,537compared to a net loss of $4,728,070 incurred for the fiscal year ended January 31, 2007.  The larger net loss in fiscal year 2008 reflects the substantial increase in operating expenses as we pursue our exploration programs and reactivate our mining activities, the increase in operating expense from additional staffing levels as well as costs associated with capital raising activities and litigation, coupled with the limited revenues recognized during fiscal year 2008.

Liquidity and Capital Resources

We have incurred significant operating losses since inception which has resulted in an accumulated deficit of $31,391,140 as of January 31, 2008.  At January 31, 2008, we had cash and other current assets of $1,125,613 compared to $412,752 at January 31, 2007and net working capital deficit of $2,500,387.  Since the resumption of our business in February 2003, we have been dependent on borrowed or invested funds in order to finance our ongoing operations.  As of January 31, 2008, we had outstanding debentures and notes payable in the gross principal amount of $1,006,417 (net balance of $857,937 after $148,480 of note payable discount and $0 of derivative liabilities) which reflects an decrease of $1,922,312 compared to notes payable in the gross principal amount of $2,780,249, (net balance of $3,642,727  after $1,382,643 of note payable discount and $2,245,121  of derivative liabilities) as of January 31, 2007.

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

On January 25, 2006, Firstgold entered into a joint venture with ASDi, LLC to develop two Nevada mining properties known as the Red Caps Project (“Red Caps”) and Crescent Valley Project (“Crescent Valley”).  Pursuant to the Operating Agreement for the Crescent Red Caps LLC, ASDi LLC was to contribute the Red Caps and Crescent Valley mining leases to the Crescent Red Caps LLC in exchange for Firstgold issuing 2.5 million shares of its common stock and warrants to purchase 2.5 million shares of Firstgold common stock at an exercise price of $0.40 per share and a term of three years to ASDi LLC.  Pursuant to the joint venture, Firstgold initially owned a 22.22% interest in the Crescent Red Caps LLC, a Nevada limited liability company and ASDi LLC held a 77.78% interest.  Firstgold was to expend up to $1,350,000 on each project over the next three years.  Due to the settlement of litigation relating to these mining leases, the joint venture has been terminated prior to Firstgold having spent any significant amounts for exploration expenses relating to these properties.  However, Firstgold incurred approximately $1,100,000 in legal expenses relating to this litigation.

Our primary sources of operating capital have been debt and equity financings. In January, 2006 we entered into a Securities Purchase Agreement which resulted in proceeds from the issuance of convertible debentures as follows: $600,000 on January 27, 2006; $200,000 on March 12, 2006; and $200,000 on July 18, 2006.

On September 26, 2006 we entered into another Securities Purchase Agreement which resulted in proceeds from the issuance of convertible debentures as follows: $1,000,000 on September 26, 2006; $1,000,000 on December 1, 2006; and $1,000,000 on March 16, 2007.

On October 10, 2006 we issued convertible debentures raising proceeds of $650,000.

On April 12, 2007 we received net proceeds of $2,374,200 from the sale of Units in Canada.

On May 18, 2007 we received gross proceeds of $337,500 upon the issuance of units consisting of Firstgold common stock and warrants.

On June 22, 2007 we received net proceeds of $7,885,972 upon the issuance of units consisting for Firstgold common stock and warrants sold in Canada.

Subsequent to the fiscal year ended January 31, 2008, we received net proceeds of $7,791,398 from the sale of Units in Canada.

By attempting to resume mining operations, we will require approximately $10 million to $20 million in working capital above the amounts realized during calendar year 2008 to bring the Relief Canyon Mine into full production and carry out planned exploration on our other properties.  We believe we have sufficient working capital to fund our current business plan for Relief Canyon.  However, should additional funds become necessary, our intention would be to pursue several possible funding opportunities including the sale of additional securities, entering into joint venture arrangements, or incurring additional debt.

Due to our continuing losses from business operations, the independent auditor’s report dated May 15, 2008, includes a “going concern” explanation relating to the fact that Firstgold’s continuation is dependent upon obtaining additional working capital either through significantly increasing revenues or through outside financing.  As of January 31, 2008, Firstgold’s principal commitments included its obligation to pay ongoing maintenance fees on 146 unpatented mining claims and the annual minimum rent due on the Winchell Ranch mineral lease and mortgage payments relating to its offices in Lovelock, Nevada.

It is likely that we will need to raise additional capital to fund the long-term or expanded development, promotion and conduct of our mineral exploration.  Due to our limited cash flow, operating losses and limited assets, it is unlikely that we could obtain financing through commercial or banking sources.  Consequently, any future capital requirements will be dependent on cash infusions from our major stockholders or other outside sources in order to fund our future operations.  Prior to the transactions with Cornell Capital Partners, Firstgold’s president had paid a substantial portion of Firstgold’s expenses since restarting its business in February 2003.  Although we believe that our creditors and investors would continue to fund Firstgold’s expenses if such became necessary based upon their significant debt and/or equity interest in Firstgold, there is no assurance that such investors would continue to pay our expenses in the future.  If adequate funds are not available in the future, through public or private financing as well as borrowing from other sources, Firstgold might not be able to establish or sustain its mineral exploration or mining program.

Recent Financing Transaction

On September 26, 2006, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) and other agreements, which were amended on November 1, 2006, with Cornell Capital Partners LP in connection with the private placement of convertible debentures, in the aggregate principal amount of $3,000,000 and bearing interest at 8% per annum (the “Debentures”).  The Debentures were issued for $1,000,000 on September 26, 2006, $1,000,000 on December 1, 2006, and $1,000,000 on March 16, 2007.

Each Debenture had a three (3) year term from the date of issue unless they were converted into shares of Firstgold Common Stock or were repaid prior to the expiration dates.  The conversion rate was adjustable and at any conversion date, would be the lower of $0.4735 per share (and subsequently reduced to $0.45 per share) or 95% of the Market Conversion Price.  Consequently, the number of shares of Firstgold Common Stock into which the Debentures could have been converted would never be less than 6,666,666 shares but could have been substantially more if the average market price of Firstgold’s Common Stock fell below $0.45.  On July 13, 2007, Cornell Capital converted $450,000 principal amount of the third Debenture at the Fixed Conversion Rate of $0.45 per share into 1,000,000 shares of Firstgold common stock.  On September 13, 2007, Cornell Capital converted the first $1,000,000 Debenture at the Fixed Conversion Rate of $0.45 per share into 2,222,222 shares of Firstgold common stock.  As of October 31, 2007, Cornell Capital had converted the balance of its Debentures with accrued interest at the Fixed Conversion Rate of $0.45 per share into 3,858,228 shares of Firstgold Common Stock.

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

In conjunction with the Purchase Agreement, we entered into a Security Agreement (the “Security Agreement”).  The Security Agreement creates a secured interest in favor of the Debenture holder in our mining interest and assets in the Relief Canyon Mine property.  This security interest was created by recordation of an Amended Memorandum of Security Agreement filed in Pershing County, Nevada on November 15, 2006.  Consequently, if a default would occur under the Debenture, the Debenture holder could take over or sell all of our interests, business and assets associated with the Relief Canyon Mine.

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

On October 10, 2006 we received $650,000 upon the issuance of Convertible Debentures with certain investors which bear interest at 8% per annum and are convertible into shares of Firstgold common stock at the Fixed Conversion Price of $0.4735 per share (and subsequently reduced to $0.45 per share) which would equal approximately 1,372,756 if the entire principal were converted into Firstgold common stock.  In conjunction with the Convertible Debentures, we granted 746,843 warrants to purchase shares of Firstgold Common Stock, 426,767 exercisable at $0.45 per share and 320,076 exercisable at $0.60 per share.  The Warrants have a term of four years.

On April 12, 2007 we received gross proceeds of $2,552,900 upon the issuance of Units consisting of 5,673,110 shares of our common stock and warrants to purchase 2,836,555 shares of our common stock at an exercise price of $0.65 per share. The warrants have a term of 18 months. Due to the fact that these Units were not registered in an effective resale prospectus by October 15, 2007, an additional 542,310 “penalty shares” and 271,156 “penalty warrants” were issued to these investors and included in this prospectus.

On May 18, 2007 we received gross proceeds of $337,500 upon the issuance of Units consisting of 749,998 shares of our common stock and warrants to purchase 375,002 shares of our common stock at an exercise price of $0.65 per share.  The warrants have a term of 18 months.

On June 22, 2007, we received gross proceeds of $8,479,539.45 upon the issuance of Units at $0.45 per Unit consisting of 18,843,421 shares of our common stock and Warrants to purchase 9,421,711 shares of our common stock at an exercise price of $0.65 per share. The warrants have a term of 18 months. Due to the fact that these Units were not registered in an effective resale prospectus by November 15, 2007, an additional 1,884,342 “penalty shares” and 942,171 “penalty warrants” were issued to these investors.

Subsequent to the fiscal year ended January 31, 2007, we received gross proceeds of $8,342,843 upon the issuance of Units at $0.65 per Unit consisting of 12,835,143 shares of our common stock and warrants to purchase 6,417,572 shares of our common stock at an exercise price of $0.80 per share.  The warrants have a term of 18 months.

Subsequent to the fiscal year ended January 31, 2008, we issued a Convertible Debenture in the principal amount of $1,100,000 and bearing interest or 10% per annum. The transaction included the issuance of warrants to purchase 1,100,000 shares of Firstgold common stock at an exercise price of $1.00 per share.

Off-Balance Sheet Arrangements

During the fiscal year ended January 31, 2008, Firstgold did not engage in any off-balance sheet arrangements as defined in Item 303(c) of the SEC’s Regulation S-B.

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
JANUARY 31, 2008 AND 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Firstgold Corp.

We have audited the balance sheets of Firstgold Corp. (a development stage company) (the “Company”) as of January 31, 2008 and 2007, and the related statements of operations, comprehensive loss, shareholders' deficit, and cash flows for each of the two years in the period ended January 31, 2008 and the period from January 1, 1995 to January 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Firstgold Corp. as of January 31, 2008, and the results of its operations and its cash flows for each of the two years in the period ended January 31, 2008, and the period from January 1, 1995 to January 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has incurred a net loss of $7,632,537 and had negative cash flow from operations of $4,832,217.  In addition, the Company had an accumulated deficit of $31,391,142 and a shareholders’ surplus of $5,174,290 at January 31, 2008.  These factors, among others, as discussed in Note 2 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HUNTER & RENFRO LLP

Sacramento, California
May 15, 2008

FIRSTGOLD CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

	January 31,	January 31,
	2008	2007
ASSETS

Current assets:
Cash	$383,223	$150,647
Receivables	196,811	114,737
Deposits	295,281	7,368
Prepaid expense	250,298	140,000

Total current assets	1,125,613	412,752

Property, plant and equipment, net of accumulated depreciation of $205,084 and $20,850 at January 31, 2008 and 2007, respectively	8,438,997	928,029

Other Assets
Restricted cash	674,850	250,981
Deferred reclamation costs	680,326	641,026

Total other assets	1,355,176	892,007

Total assets	$10,919,786	$2,232,788

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
Accounts payable	$2,730,596	$598,788
Accrued expenses	538,987	1,198,174
Notes payable	356,417	130,249

Total current liabilities	3,626,000	1,927,211

Long-term liabilities
Convertible debenture and related derivative liabilities
net of unamortized discount of $0 and $402,135 and deferred
financing costs of $148,480 and $1,382,642 at
January 31, 2008 and 2007,respectively	501,520	3,110,344
Accrued reclamation costs	680,326	641,026
Deferred revenue	937,650	800,000

Total long-term liabilities	2,119,496	4,551,370

Total liabilities	5,745,496	6,478,581

The accompanying notes are an integral part of these financial statements

FIRSTGOLD CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

	January 31,	January 31,
	2008	2007

Commitments and contingencies

Shareholders' surplus (deficit)
Common stock, $0.001 par value
250,000,000 shares authorized at January 31, 2008 and 2007, respectively
117,432,317 and 77,839,601 shares issued and outstanding at
January 31, 2008 and 2007, respectively	117,432	77,839
Additional paid in capital	36,447,996	19,434,973
Deficit accumulated during the exploration stage	(31,391,142)	(23,758,605)

Total shareholders' surplus (deficit)	5,174,290	(4,245,793)

Total liabilities and shareholders' surplus (deficit)	$10,919,786	$2,232,788

The accompanying notes are an integral part of these financial statements

FIRSTGOLD CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
For the Years Ended January 31, 2008 and 2007

			For the Period
	For the Years Ended		From January 1,
	January 31,		1995 to January
	2008	2007	31, 2008

Net Sales	$551,279	$-	$551,279

Exploration and maintenance costs	(2,195,024)	(1,591,497)	(4,089,352)

Gross loss	(1,643,745)	(1,591,497)	(3,538,073)
Operating expenses	(5,715,150)	(1,955,816)	(21,582,974)

Loss from operations	(7,358,895)	(3,547,316)	(25,121,050)

Other income (expense)
Interest income	191,919	14,065	278,671
Dividend income			30,188
Other income			6,565
Gain on settlement of obligations	1,107,875	18,649	1,126,524
Adjustments to fair value of derivatives	(703,992)	(616,493)	(1,357,903)
Interest expense	(869,444)	(596,975)	(3,875,456)
Loss from joint venture			(859,522)
Loss on sale of marketable securities			(281,063)
Bad debt expense			(40,374)
Loss on disposal of plant, property
and equipment			(334,927)
Loss on disposal of bond			(21,000)

Total other income (expense)	(273,642)	(1,180,754)	(5,328,297)

Net loss	(7,632,537)	$(4,728,070)	$(30,449,347)

Basic and diluted loss per share	$(0.07)	$(0.07)

Basic and diluted weighted-average
shares outstanding	100,162,546	71,416,951

The accompanying notes are an integral part of these financial statements

FIRSTGOLD CORP.
(A DEVELOPMENT STAGE COMPANY)
 STATEMENTS OF SHAREHOLDERS' DEFICIT
For the Years Ended January 31, 2008 and 2007
and for the Period from January 1, 1995 to January 31, 2008

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

The accompanying notes are an integral part of these financial statements

FIRSTGOLD CORP.
(A DEVELOPMENT STAGE COMPANY)
 STATEMENTS OF SHAREHOLDERS' DEFICIT
For the Years Ended January 31, 2008 and 2007
and for the Period from January 1, 1995 to January 31, 2008

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

The accompanying notes are an integral part of these financial statements

FIRSTGOLD CORP.
(A DEVELOPMENT STAGE COMPANY)
 STATEMENTS OF SHAREHOLDERS' DEFICIT
For the Years Ended January 31, 2008 and 2007
and for the Period from January 1, 1995 to January 31, 2008

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

The accompanying notes are an integral part of these financial statements

FIRSTGOLD CORP.
(A DEVELOPMENT STAGE COMPANY)
 STATEMENTS OF SHAREHOLDERS' DEFICIT
For the Years Ended January 31, 2008 and 2007
and for the Period from January 1, 1995 to January 31, 2008

Shares issued for cash	5,000,000	5,000	1,070,000			1,075,000
Shares issued in exchange for
debt conversion	12,326,231	12,326	1,836,609			1,848,935
Shares issued to purchase 22%
interest in Crescent Red Caps LLC	2,500,000	2,500	497,500			500,000
Warrants issued with investment in joint venture			359,523			359,523
Warrants issued for services			15,690			15,690
Net loss for the period February
1, 2005 to January 31, 2006					(2,645,231)	(2,645,231)

Balance, January 31, 2006	68,104,072	68,104	16,002,066	-	(19,030,535)	(2,960,365)

Shares issued for cash	1,428,500	1,428	237,846			239,275
Shares issued in exchange for
debt conversion	6,207,029	6,207	1,550,263			1,556,263
Stock issued for services	2,000,000	2,000	738,000			740,000
Warrants issued for services			373,905			373,905
Stock issued in settlement of litigation	100,000	100	38,900			39,000
Warrants issued with debt			173,114			173,114
Stock options issued			322,879			322,879
Net loss for the period February
1, 2006 to January 31, 2007					(4,828,780)	(4,828,780)

Balance, January 31, 2007	77,839,601	$77,839	19,434,973	-	(23,859,315)	(4,346,501)

Shares issued for cash	25,266,529	25,267	10,190,498			10,215,765

The accompanying notes are an integral part of these financial statements

FIRSTGOLD CORP.
(A DEVELOPMENT STAGE COMPANY)
 STATEMENTS OF SHAREHOLDERS' DEFICIT
For the Years Ended January 31, 2008 and 2007
and for the Period from January 1, 1995 to January 31, 2008

Shares issued in exchange for
debt conversion	7,080,450	7,080	5,060,004		5,067,084
Stock issued for services	277,000	277	168,154		168,431
Shares issued upon exercise of warrants	4,380,180	4,380	810,114		814,494
Shares issued upon exercise of stock options	61,906	62	(62)		-
Additional shares issued for delay in registration	2,526,651	2,527	(2,527)		-
Stock options issued	-	-	786,842		786,842
Net loss for the period February
1, 2007 to January 31, 2008				(7,632,537)	(7,632,537)

Balance, January 31, 2008	117,432,317	$117,432	36,447,996	(31,391,142)	5,174,290

The accompanying notes are an integral part of these financial statements

FIRSTGOLD CORP.
(A DEVELOPMENT STAGE COMPANY)
 STATEMENTS OF CASH FLOWS
For the Years Ended January 31, 2008 and 2007
and for the Period from January 1, 1995 to January 31, 2008

			For the Period
			From January 1,
	For the Years Ended January 31,		1995 to January
Cash flows from operating activities
Net loss	$(7,632,537)	$(4,728,070)	$(30,449,347)
Adjustments to reconcile net loss to net cash
used in operating activities
Accretion of warrants issued as a debt discount	43,278	13,512	1,287,774
Accretion of beneficial conversion	-	-	107,468
Accretion of debt discount	279,438	248,962	224,004
Adjustments to fair value of derivatives	703,992	616,493	653,910
Loss from joint venture	-	-	859,522
Loss on sale of marketable securities	-	-	281,063
Depreciation and amortization	210,572	64,278	179,885
Loss on disposal of property, plant and equipment	-	-	334,927
Impairment in value of property, plant and equipment	-	-	807,266
Loss on disposal of bond	-	-	21,000
Impairment in value of Relief Canyon Mine	-	-	3,311,672

The accompanying notes are an integral part of these financial statements

Impairment in value of joint investments	-	-	490,000
Bad debt	-	-	40,374
Assigned value of stock and warrants exchanged for services	168,431	1,387,073	1,888,331
Assigned value of stock options issue for compensation	786,842	49,711	49,711
Gain on write off of note payable	-	-	(7,000)
Judgment loss accrued	-	-	250,000
(Increase) decrease in
Restricted cash	(423,869)	(7,777)	(243,204)
Receivables	(82,074)	(113,415)	(30,737)
Deposits	(287,913)	(7,368)	(53,868)
Deferred reclamation costs	39,300	370,290	175,548
Prepaid expenses	(110,298)	(140,000)	(146,900)
Reclamation bonds	-	-	185,000
Other assets	-	-	(1,600)
Increase (decrease) in
Accounts payable	2,131,838	(199,445)	408,044
Accrued expenses	(659,187)	(209,744)	2,077,485

Net cash used by operating activities	(4,832,217)	(2,655,050)	(9,767,839)

Cash flows from investing activities
Proceeds from sale of marketable securities	-	-	34,124
Investment in marketable securities	-	-	(315,188)
Advances from shareholder	-	-	7,436
Contribution from joint venture partner	-	-	775,000

The accompanying notes are an integral part of these financial statements

Purchase of joint venture partner interest	-	-	(900,000)
Capital expenditures	(7,695,202)	(929,681)	(3,826,219)
Proceeds from disposal of property, plant and equipment			278,783
Investments in joint ventures	-	-	(490,000)
Note receivable	-	-	(268,333)
Repayment of note receivable	-	-	268,333

Net cash used by investing activities	(7,965,202)	(929,681)	(4,436,064)

Cash flows from financing activities
Proceeds from the issuance of common stock	12,396,177	651,288	7,559,253
Proceeds from notes payable	250,685	2,841,500	5,554,548
Principal repayments of notes payable	(24,517)	(457,634)	(2,037,706)
Repayment of advances to affiliate	-	-	(231,663)
Deferred revenue	137,650	-	800,000

Net cash provided by financing activities	12,759,995	3,035,154	11,644,432

Net increase in cash	232,576	(549,577)	693,537

Cash, beginning of year	150,647	700,224	6,687

Cash, end of year	$383,223	$150,647	$263,871

The accompanying notes are an integral part of these financial statements

Supplemental cash flow information for the years ended January 31, 2006 and 2005 and January 1, 1995 through January 31, 2008 as follows:
			For the Period
			From January 1,
	For the Years Ended January 31,		1995 to January
	2008	2007	31, 2008

Cash paid for interest	$-	$-	$161,107
Cash paid for income taxes	$-	$-	$-

Non Cash Investing and Financing Activities:
Conversion of related party note payable to common stock, including interest payable of $446,193	$-	$244,678	$2,093,573
Conversion of convertible debentures to common stock, including interest of $217,151	$3,186,203	$1,173,406	$4,359,609
Issuance of warrants as financing costs in connection with convertible debt	$-	$173,114	$2,093,573
Issuance of common stock as payment for settlement of liabilities	$-	$206,375	$2,093,573

The accompanying notes are an integral part of these financial statements

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

Firstgold Corp. has a business strategy whereby it will invest in, explore and if warranted, conduct mining operations of its current mining properties and other mineral producing properties.  Firstgold is a public company that in the past has been engaged in the acquisition and exploration of gold-bearing properties in the continental United States.  Currently, Firstgold’s principal assets include various mineral leases associated with the Relief Canyon Mine located near Lovelock, Nevada along with various items of mining equipment and improvements located at that site.  Firstgold has also secured rights to explore approximately 25,000 acres of property located in Elko County, Nevada and has staked claims on approximately 4,200 acres of land in the Horse Creek area of Nevada.

From 1995 until the beginning of 2000, Firstgold had followed the above described business activity focusing on the exploration and mining of gold and silver ore deposits.  At the beginning of 2000, Firstgold’s business strategy became focused on investing in Internet start-up companies.  That strategy was not successful and by mid-2001 Firstgold had abandoned such investments.  From approximately July 2001 until February 2003 Firstgold had been inactive.  During the period of inactivity, ASDi LLC, an entity controlled by A. Scott Dockter who is also the Chief Operating Officer of Firstgold, made the necessary expenditures to maintain the current status of the Relief Canyon mining claims.  In February 2003, Firstgold resumed its business of acquiring, exploring and if warranted developing its mining properties.

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

NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis.  During the years ended January 31, 2008 and 2007 and the period from January 1, 1995 to January 31, 2008, Firstgold incurred net losses of approximately $7,632,537, $2,645,231and $30,550,057, respectively.  In addition, while Firstgold had a total shareholders’ surplus of $5,174,290 it has been in the development stage since inception and through January 31, 2008.  The Company's ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time.  Since inception, the Company has satisfied its capital needs by issuing equity securities.

Management plans to continue to provide for its capital needs during the year ending January 31, 2009 by issuing equity securities or incurring additional debt financing, with the proceeds to be used to re-establish mining operations at Relief Canyon as well as improve its working capital position.  These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

As of January 31, 2008, the deferred tax assets related to the Company’s net operating loss carry-forwards are fully reserved.  Due to the provisions of Internal Revenue Code Section 382, the Company may not have any net operating loss carry-forwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

The following common stock equivalents were excluded from the calculation of diluted loss per share since their effect would have been anti-dilutive:

	2008	2007

Warrants	39,257,146	26,592,866

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

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.”  SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows.  SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument.  The Company has evaluated the impact of this new Standard and determined that it did not have a material impact on the Company’s financial position, results of operations, or cash flows.

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

(3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity’s exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities.  SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity’s fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances.  The Statement also describes the manner in which it should be initially applied.  The Company has evaluated the impact of this new standard and determined that it did not have a material impact on its financial position, results of operations or cash flows.

In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law.  This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This statement is effective for fiscal years beginning after December 15, 2006.  The Company has evaluated the impact of this new standard and determined that it did not have a material impact on its results of operations and financial position.

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

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, the purpose of which is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS No. 141R retains the fundamental provisions of SFAS No. 141, which it replaces, but is broader in scope than SFAS No. 141. This statement is effective for the Company beginning February 1, 2009. Earlier application is prohibited. The Company is currently assessing the potential impact that adoption of SFAS No. 141R will have on its financial statements.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment was recorded at $8,644,081 and $948,879 at January 31, 2008 and 2007, respectively.  Depreciation expense was $184,234 and $20,850 for the years ended January 31, 2008 and 2007, respectively

NOTE 5 - NOTES PAYABLE

Notes payable consist of the following at January 31, 2008:

Mortgage note payable	$100,000
The note bears interest at 10% per year and was paid off in April 2008. The loan is secured by a 3,000 square foot improved office building located in Lovelock, NV.

Commercial equipment loan	$192,691
The loan bears interest at 9% per year and is due December 2012. The loan is secured by certain pieces of equipment which were acquired with the proceeds of the loan.

Equipment notes payable	$68,241
The first note does not bear any interest and is due in December 2010. The second note bears interest at 8.6% and is due June 2011. The loans are secured by a Caterpillar loader and backhoe.

Total notes payable	$360,932

Interest expense was $869,444, $596,975 and $3,875,456 for the years ended January 31, 2008 and 2007, and the period from January 1, 1995 to January 31, 2008, respectively.

NOTE 6 – CONVERTIBLE DEBENTURE

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Except for the advance royalty and rent payments noted below, the Company is not obligated under any capital leases or non-cancelable operating lease with initial or remaining lease terms in excess of one year as of January 31, 2008.  However, minimum annual royalty payments are required to retain the lease rights to the Company’s properties.

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

In late March, 2008 the parties reached a settlement agreement and the case was dismissed by the Court on April 4, 2008.  As a result of the Settlement, Firstgold paid $150,000 to Plaintiffs and Firstgold, ASDi LLC and Crescent Red Caps LLC relinquished all right, title and interest in the Red Caps and Crescent Valley leases to the Plaintiffs.  Consequently, Firstgold no longer has any interest in these leases and will not pursue any further exploration activity on such leased property.

On September 24, 2007, a complaint was served on Firstgold by Swartz Private Equity, LLC.  The complaint was filed in the District Court for the Western District of New York (Case No. 07CV6447).  In the complaint, plaintiff alleges that pursuant to an Investment Agreement dated October 4, 2000, and entered into with Firstgold’s former management, it is entitled to the exercise of certain warrants in the amount of 1,911,106 shares of Firstgold common stock or the equivalent cash value of $0.69 per share and a termination fee of $200,000.  Firstgold filed an answer to the complaint on December 3, 2007 and expects to vigorously defend this action.  The lawsuit is now in the discovery phase.

On January 30, 2008, a complaint was served on Firstgold by Park Avenue Consulting Group, Inc.  The complaint was filed in the Supreme Court of the State of New York but was subsequently removed to the Federal District Court for the Southern District of New York (Case No. 08CV01850).  In the complaint, plaintiff alleges that pursuant to a Retainer Agreement entered into on September 1, 2000, it is entitled to $100,000 in retainer fees, $43,874 in expenses, and 850,000 shares of common stock during the term of the agreement.  Firstgold is currently evaluating this lawsuit and expects to vigorously defend this action.

The Company is involved in various other claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate dispositions of these matters will not have a material adverse effect on the Company’s financial position, results or operations or liquidity.

NOTE 8 - SHAREHOLDERS' DEFICIT

The following common stock transactions occurred during the period from January 1, 1995 to January 31, 2008:

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

In April 2000, the Company issued 78,271 shares of common stock in exchange for services related to an Internet interview and broadcast with the Chairman and Chief Executive Officer of the Company.

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

In June 2005, the Company issued 50,000 shares of common stock and 50,000 warrant to purchase common stock in exchange for services related to website development for the Company.

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

In June 2006 Firstgold issued upon conversion 450,050 shares of common stock at a price of $0.202 per share and 1,904,037 shares of common stock at a price of $0.263 to a convertible debenture holder according to the terms of two existing convertible debentures.  The issuance resulted in the repayment of principal totaling $600,000 owed by Firstgold to the convertible debenture holder.

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

In April 2007 Firstgold received net proceeds of $2,374,200 upon the issuance of Units consisting of 5,673,110 shares of common stock and warrants to purchase 2,836,555 shares of common stock at an exercise price of $0.65 per share.   An additional 567,311 shares and warrants to purchase 283,656 shares were issued on October 16, 2007 because the original Units were not registered for resale by October 15, 2007.

In May 2007 warrants to purchase 54,667 shares of common stock were exercised at a price of $0.1875 per share.

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

In June 2007 50,000 common shares and 127,000 warrants to purchase common shares at a price of $0.30 per common share were issued to an unrelated third party for their work associated with the raising of capital for Firstgold.

In July 2007 Firstgold issued upon conversion 1,000,000 shares of common stock at a price of $0.45 per share.  The issuance resulted in the repayment of principal totaling $450,000 owed by Firstgold to the convertible debenture holder.

In July 2007 25,000 stock options were exercised on a cashless basis at a price of $0.63 by an employee which resulted in 18,651 shares being issued.

In September 2007 Firstgold issued upon conversion 2,222,222 shares of common stock at a price of $0.45 per share.  The issuance resulted in the repayment of principal totaling $1,000,000 owed by Firstgold to the convertible debenture holder.

In September 2007 warrants to purchase 93,500 shares of common stock were exercised at a price of $0.1875 per share.

In September 2007 75,000 stock options were exercised on a cashless basis at a price of $0.61 by an employee which resulted in 43,255 shares being issued.

In October 2007 Firstgold issued upon conversion 3,858,228 shares of common stock at a price of $0.45 per share to a convertible debenture holder according to the terms of three existing convertible debentures.  The issuance resulted in the repayment of principal totaling $1,550,000 and accrued interest of $186,203 owed by Firstgold to the convertible debenture holder.

In January 2008 warrants to purchase 767,000 shares of common stock were exercised at a price of $0.30 per share.

Warrants

Firstgold has issued common stock warrants to officers of Firstgold as part of past financing transactions.  Firstgold has also issued warrants as part of past and present convertible debt transactions (see Note 7).  Firstgold has also issued warrants as part of the issuance of common stock (see this Note 9).

The fair market value of these warrants issued during the years ended January 31, 2008 and 2007 was determined to be $3,224,944 and $603,743, respectively, and was calculated under the Black-Scholes option pricing model with the following assumptions used:

	2007	2006
Expected life	3 - 4 years	3 - 4 years
Risk free interest rate	4.75%-4.84%	4.75%-4.84%
Volatility	86%-160%	86%-160%
Expected dividend yield	None	None

The fair value of these warrants is being amortized to interest expense over one and three years, the original life of the loans.  Total amortization expense for the years ended January 31, 2008 and 2007 and the period from January 1, 1995 to January 31, 2008 was approximately $43,278, $13,517 and $1,331,052, respectively.

The following table presents warrant activity through January 31, 2008:

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 31, 2000	-	$-
Granted	3,746,000	0.55
Exercised	-	-
Canceled or expired	-	-
Outstanding at January 31, 2001 and 2002	3,746,000	0.55
Granted	452,463	0.15
Exercised	(550,000)	(0.10)
Canceled or expired	-	-
Outstanding at January 31, 2003	3,648,463	0.43
Granted	1,265,766	0.15
Exercised	(200,000)	(0.10)
Canceled or expired	(996,000)	(1.00)
Outstanding at January 31, 2004	3,718,229	0.15
Granted	8,006,354	0.16
Exercised	-	-
Canceled or expired	-	-
Outstanding at January 31, 2005	11,724,583	0.16
Granted	8,800,000	0.37
Exercised	-	-
Canceled or expired	-	-
Outstanding at January 31, 2006	20,524,583	0.25
Granted	6,746,783	0.50
Exercised	(928,500)	(0.15)
Canceled or expired	-	-
Outstanding at January 31, 2007	26,342,866	0.32

Granted	17,558,743	0.65
Exercised	(4,344,463)	(0.19)
Cancelled or expired	(300,000)	(0.30)

Outstanding at January 31, 2008	39,257,146	$0.47
Exercisable at January 31, 2008	39,257,146	$0.47
Weighted average remaining contractual term	14 months

NOTE 9 - INCOME TAXES

As of January 31, 2008, the Company had net operating loss carry-forwards of approximately $19,483,716 available to reduce future Federal taxable income which, if not used, will expire at various dates through January 31, 2028.  Due to changes in the ownership of the Company, the utilization of these loss carry-forwards may be subject to substantial annual limitations.  Deferred tax assets (liabilities) are comprised of the following at January 31, 2008:

Deferred Tax Assets
Net Operating Loss Carry-forwards	$7,814,423
Contribution Carryover	16,029
Accrued Interest Payable	29,234
Accrued Payroll	172,068
Accrued Payroll Tax	32,023
AmortizationDiffBook/Tax	970,159
AccruedAccountsPayable	60,769
Capital Loss Difference	120,416
Stock compensation	61,143
Other	272
Less valuation allowance	(8,625,782)
Total Deferred Tax Assets	650,754
Deferred Tax Liability
State Taxes	(650,754)
Total Deferred Tax Liabilities	(650,754)

Net deferred tax assets	$-

The net change in the total valuation allowance for the year ended January 31, 2008 was $816,412.  The valuation allowance is provided to reduce the deferred tax asset to a level which, more likely than not, will be realized.

The expected Federal income tax benefit, computed based on the Company’s pre-tax losses at January 31, 2008 and the statutory Federal income tax rate, is reconciled to the actual tax benefit reflected in the accompanying financial statements as follows:

	2008	2007
Statutory regular federal income benefit rate	34.00%	34.00%
State taxes	8.84%	8.84%
Change in valuation allowance	(42.84)%	(42.84)%
Total	0.00%	0.00%

Previous to June 21, 1996, the stockholder of the Company elected under Internal Revenue Code Section 1362 to have the Company taxed as an S Corporation.  As such, all Federal and substantially all State income tax attributes passed through the Company directly to the stockholder until that date.

NOTE 10 - RELATED PARTY TRANSACTIONS

Joint Venture with Officer

On January 25, 2006, Firstgold entered into a joint venture with ASDi, LLC to develop two Nevada mining properties known as the Red Caps Project and Crescent Valley Project. The Red Caps and Crescent Valley lessee was ASDi, LLC, which is owned and managed by the Chief Operating Officer of Firstgold.  The terms of the joint venture provided for ASDi to contribute the Red Caps and Crescent Valley leases to the LLC in exchange for Firstgold issuing 2.5 million shares of its Common Stock to ASDi.  Additionally, 2,500,000 warrants to purchase common stock at a price of $0.40 per share were issued to ASDi LLC.

On February 8, 2007, a complaint was filed against ASDi, LLC, Crescent Red Caps LLC, Firstgold, and Scott Dockter by the Lessors of the Crescent Valley and Red Caps mining properties.  The complaint was filed in the Sixth Judicial District Court of Lander County, Nevada (Case No. 9661).  In the complaint the plaintiffs allege that ASDi, LLC wrongfully assigned its lessee rights in the Crescent Valley and Red Caps mining properties to Crescent Red Caps LLC (of which Firstgold was the Managing Member).  The complaint sought the termination of the leasehold rights granted to ASDi, LLC and quiet title and punitive damages.  In late March, 2008 the parties reached a settlement agreement and the case was dismissed by the Court on April 4, 2008.  As a result of the Settlement, Firstgold paid $150,000 to Plaintiffs and Firstgold, ASDi LLC and Crescent Red Caps LLC relinquished all right, title and interest in the Red Caps and Crescent Valley leases to the Plaintiffs.  Consequently, Firstgold no longer has any interest in these leases and will not pursue any further exploration activity on such leased property.

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

NOTE 11 - SUBSEQUENT EVENTS

On March 26, 2008, Firstgold extended an irrevocable Letter of Credit effective March 26, 2008 from Umpqua Bank in favor of the U.S. Department of Interior, Bureau of Land Management to an aggregate amount of U.S. $613,500 and represents the revised reclamation bond for the Relief Canyon Mine.  The letter of credit is secured by a certificate of deposit in the amount of $674,850.

During the first quarter ended April 30, 2008 of fiscal 2009, Firstgold received net proceeds of $7,791,398 upon the issuance of Units consisting of 12,835,143 shares of common stock and warrants to purchase 6,417,571 shares of common stock at an exercise price of $0.80 per share

On May 1, 2008 a $1,100,000 Convertible Debenture was closed of which $115,000 was paid for various fees and closing costs.  The Debenture is for a term of 20 months, bears interest at 10% and is convertible into common shares of Firstgold at a conversion price of $1.00 per share.  Additionally, warrants to purchase $1,100,000 worth of common stock at a price of $1.00 per common share with a term of 30 months were issued to the Debenture holder.

On May 14, 2008 Firstgold began trading on the Toronto Stock Exchange under the symbol of “FGD”.

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

ITEM 8A(T).    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15 (e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC’s rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15(b) we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act 15d-14 as of the end of the year covered by this report.  Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are ineffective in timely alerting them to material information relating to us that is required to be included in our periodic SEC reports and to ensure that information required to be disclosed in our periodic SEC reports is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure as a result of any deficiency detected in our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting.

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting for Firstgold in accordance with and as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that:

(i)	require the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of Firstgold are being made in accordance with authorizations of management and directors of Firstgold;

(iii)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of Firstgold’s assets that could have a material effect on the financial statements,

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s assessment of the effectiveness of Firstgold’s internal control over financial reporting as of the year ended January 31, 2008 is ineffective.  We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

This annual report does not include an attestation report of Firstgold’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by Firstgold’s registered public accounting firm pursuant to temporary rules of the SEC that permit Firstgold to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the last fiscal quarter ended January 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting..

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
ACT

The following table sets forth information about the directors and executive officers of Firstgold together with the principal positions and offices with Firstgold held by each:

Name of Person	Age	Position and Office Presently Held With Firstgold	Director Since

Stephen Akerfeldt	63	Director and Chairman	2006
A. Scott Dockter	51	Chief Operating Officer
James W. Kluber	57	Chief Financial Officer and Secretary
Terrence Lynch	48	Director	2006
Donald Heimler	65	Director	2007
Fraser Berrill	58	Director	2007
Kevin Bullock	43	Director	2007

Biographical information for directors and executive officers:

Stephen Akerfeldt was appointed to the Board of Directors on September 12, 2006 and became Chairman in June 2007 and Chief Executive Officer on January 4, 2008. Mr. Akerfeldt is currently a member of the board of Jura Energy Corporation which is an oil and gas exploration company based in Calgary, Canada.  In 1998 he became part owner and currently serves as a director and president of Ritz Plastics Inc. which produces plastic injection molded parts used primarily in the automotive industry.  In 1991, Mr. Akerfeldt and certain partners acquired two major chains of dry cleaning operations in the Toronto, Ontario marketplace which were then sold in 2003.  Mr. Akerfeldt has worked as a business consultant to various companies and entrepreneurs since the mid-1990’s.  From 1987 to 1990 Mr. Akerfeldt was Vice-Chairman and Chief Financial Officer of Magna International Inc. a multi-billion dollar public company auto parts manufacturer.  Mr. Akerfeldt joined the accounting firm of Coopers and Lybrand in 1965 and from 1974 through 1987 he was a partner in the firm’s Toronto office.  His accounting practice included a broad range of clients including investment dealers, public mining companies, insurance companies, public oil and gas producers and manufacturing companies, both public and private.  Mr. Akerfeldt holds a Bachelor of Arts degree from the University of Waterloo and became a chartered accountant with the Institute of Chartered Accountants of Ontario in 1970.

A. Scott Dockter served as Chief Executive Officer since December 2000 and Chairman from December 2000 until June 2007.  Mr. Dockter resigned from the Board on December 21, 2007 and resigned as President and CEO on January 4, 2008 He now serves as Chief Operating Officer of Firstgold.  Mr. Dockter had previously served as Firstgold’s CEO and President from November 1996 until February 2000.

Mr. Dockter has been self-employed in the business sector since 1978 and in addition to working full time with Firstgold, he currently operates two private  businesses  through ASD CORP and ASDi LLC.  He has held a Class A General Engineering and Contracting License for more than 20 years, operating his businesses in California, Nevada and Montana, specializing in earth moving, mining, pipeline projects, structures, dams, industrial parks and sub divisions.  Mr. Dockter has directed his companies in large landfill operations, underground concrete structures projects, large excavations, reclamation projects and others, which include state and local municipal projects.  Mr. Dockter has also been a real estate developer, worked on oil & gas projects and has spent 15 years in the mining industry.  He has personally owned mines, operated mines, constructed mine infrastructures (physical, production and process) and produced precious metals

James W. Kluber has been the Chief Financial Officer and Secretary of Firstgold since February 2000 and a director from April 2000 to June 2007.  Mr. Kluber has served as a senior financial consultant in a variety of service and technology environments with special focus on high growth companies and restructuring operations.  He has successfully raised capital for companies in a variety of markets, utilizing public and private equity as well as securitized and unsecured debt to accomplish funding requirements.  From December 2001 to September 2003, Mr. Kluber was the CFO and until October 2005 was the interim CFO of NutraCea a public company involved in the development and distribution of products based on the use of stabilized rice bran.  During 2004, Mr. Kluber served as interim CFO for M&A Medical Holdings, Inc. a manufacturer of medical devices.  Additionally, he was the Senior Vice President and CFO from 1996 to 1999 for RealPage, Inc. a leading provider of software and services to the real estate industry.  From 1993 to 1996 he served as Vice President of Financial Operations for two New York Stock Exchange listed companies sponsored by Security Capital Group, ProLogis Trust and Archstone Communities.

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

Donald Heimler was appointed to the Board on January 9, 2007. His career spanned 29 years with Scotia Capital Inc. (Scotia McLeod, McLeod Young Weir), as Director, Institutional Equities where he successfully managed several of the firm’s largest clients by the time he retired in October 2006.  Previous to that he was the chief accountant of a chain of optical stores under the corporate umbrella of Imperial Optical.

He attended the University of Western Ontario, enrolled in the Certified General Accounting program and has successfully completed many investment industry accredited courses.

Fraser Berrill was appointed to the Board on June 26, 2007. Mr. Berrill is currently the CEO and President of Renasant Financial Partners, which is a publicly held financial services and technology trading organization.  He also serves as a Trustee of Vicwest Income Fund and a number of private companies.  From 1991 to 2000, Mr. Berrill was Senior Vice-President, Corporate Development of publicly held Acklands Limited, which sold its industrial distribution and auto parts assets to WW Grainger and Carquest transforming into Morguard Corporation.  Positions held prior to that included Vice-President, Corporate Development for the Paja Group and President of the Sherman group of companies.  In addition, Mr. Berrill was a member of litigation team for Osler, Hoskin & Harcourt LLP from 1975 to 1981.

Kevin Bullock was appointed to the Board of directors on December 21, 2007.  Mr. Bullock currently serves as President, CEO and a Director of Volta Resources Inc. (a mining and mineral exploration company listed on the Toronto Venture Exchange, formerly Goldcrest Resources Ltd.).  Prior to joining Volta Resources in August 2003 he was the Vice President, Corporate Development of Kirkland Lake Gold Inc. (formerly Foxpoint Resources Ltd.) from November 2001 to August 2003 ..  Prior thereto, he was Managing Director, Mining Division of Cook Engineering, Thunder Bay, Ontario, from January 2001 to November 2001.  Mr. Bullock has served as a member of the advisory board of Orezone Resources Inc. since June, 1999.  Mr. Bullock served as Vice President of Brandon Gold Corporation from June 1997 to September 1999 and as Manager of Operations for IAMGOLD Corporation from January 1995 to June 1997.  He is currently also a director of Young Shannon Gold Mines Ltd., Rolling Rock Resources and Kingsmill Capital Ventures.  Mr. Bullock is a professional engineer and received is B.Eng. Degree from Laurentian University in Sudbury, Ontario.  He is a member of the Canadian Institute of Mining and Metullargy, the Professional Engineers of Ontario and the Society of Mining Engineers.

The current Directors will serve and hold office until the next annual stockholders' meeting or until their respective successors have been duly elected and qualified.  Firstgold’s executive officers are appointed by the Board of Directors and serve at the discretion of the Board.

Corporate Governance

Our board of directors has five directors and has established an Audit Committee, a Compensation Committee, and a Nominating & Corporate Governance Committee as its standing committees.  Our board does not have an executive committee or any committee performing similar functions.  We are not currently listed on a national securities exchange or on an inter-dealer quotation system that has requirements that a majority of the board of directors be independent, however, the board has determined that all of our directors, are “independent” under the definition set forth in the listings of the NASDAQ Stock Market, Inc., which is the definition our board has chosen to use for the purposes of determining independence.  In addition, our board has determined that all members of its Audit Committee, in addition to meeting the standards for independence set forth in the listing standards of the NASDAQ Stock Market, Inc., also meet the criteria for independence for audit committee members set forth in the Securities Exchange Act of 1934, as amended, including the rules and regulations promulgated thereunder.

Family Relationships

There are no family relationships between any director or executive officer.

Board Meetings and Committees

Our Board of Directors held 11 meetings during the fiscal year ended January 31, 2008 and acted by unanimous written consent on 1 occasion.  Each nominee who was a director during fiscal 2008 participated in at least 75% or more of the aggregate number of the meetings of the Board held during the time that such nominee was a director and any committee on which he served. On October 21, 2006, the Board created an Audit Committee and on January 31, 2007, the Board voted to create a Compensation Committee and a Nominating & Corporate Governance Committee.  Charters for those committees have been approved by the Board.

The Audit Committee consists of Donald Heimler as our Audit Committee financial expert and chairman of the Audit Committee along with Terry Lynch and Fraser Berrill. Each of Messrs. Lynch and Berrill were considered independent directors as defined the applicable NASDAQ Stock Market listing standards and by the Sarbanes-Oxley Act of 2002 and related regulation of the Securities and Exchange Commission.  Stephen Akerfeldt served as chairman of the Audit Committee until January 4, 2008 when Mr. Akerfeldt assumed the position of CEO. At that time, Mr. Akerfeldt resigned from the Audit Committee and was replaced by Donald Heimler.  The Audit Committee facilitates and maintains open communications among the Board, the Audit Committee, senior management and Firstgold’s independent auditors.  The Audit Committee also serves as an independent and objective party to monitor Firstgold’s financial reporting process and internal control system.  In addition, the Audit Committee reviews and evaluates the efforts of Firstgold’s independent auditors.  The Audit Committee meets periodically with management and Firstgold’s independent auditors.  The Audit Committee held 3 meetings in fiscal year 2008.  The Board has determined that the chairman of the Audit Committee, Mr. Heimler, meets the SEC’s definition of audit committee financial expert.  The Audit Committee has a written charter.

The Compensation Committee, consisting of Terry Lynch, chairman, Kevin Bullock, and Donald Heimler, establishes salary, incentive and other forms of compensation for Firstgold’s Chief Executive Officer, and authorizes stock option issuances for Firstgold.  The Compensation Committee meets periodically with management of Firstgold.  The Compensation Committee, held 2 meetings in fiscal year 2008.  The Compensation Committee has a written charter.

The Board has also established a Nominating & Corporate Governance Committee.  The Nominating & Corporate Governance Committee consisting of Fraser Berrill, chairman, Kevin Bullock, and Donald Heimler, evaluates potential candidates for membership on the Board and may consider such factors as it deems appropriate.  These factors may include judgment, skill, diversity, integrity, experience with businesses and other organizations of comparable size, the interplay of the candidate’s experience with the experience of other Board members and the extent to which the candidate would be a desirable addition to the Board and any committees of the Board.

While the Board has not established any specific minimum qualifications for director nominees, the Board believes that demonstrated leadership, as well as significant years of service, in an area of endeavor such as business, law, public service, the mining industry or academia, is a desirable qualification for service as a director of Firstgold.  The Committee also evaluates the performance of Board members and monitors Directors compliance with applicable rules and regulations of the Securities and Exchange Commission and other regulatory agencies.  The Nominating and Corporate Governance Committee has a written charter.

The Board has a policy with respect to the consideration of director candidates recommended by stockholders.  Any stockholder may make recommendations to the Board for membership on the Board by sending a written statement of the qualifications of the recommended individual to: Secretary, Firstgold Corp, 3108 Ponte Morino Drive, Suite 210, Cameron Park, CA  95682.  Such recommendations should be received no later than sixty (60) days prior to the annual meeting for which the stockholder wishes his or her recommendation to be considered.  The Board will evaluate candidates recommended by stockholders on the same basis as it evaluates other candidates, including the following criteria:

●	Directors should be of the highest ethical character and share values that reflect positively on themselves and Firstgold.

●	Directors should have reputations, both personal and professional, consistent with the image and reputation of Firstgold.

●	Directors should be highly accomplished in their respective fields, with superior credentials and recognition.

The fact that a proposed director nominee meets some or all of the above criteria will not obligate the Nominating & Corporate Governance Committee Board to nominate or recommend the candidate for director in the proxy materials.

Stockholder Communication Policy

Stockholders may send communications to the Board or individual members of the Board by writing to them, care of Secretary, Firstgold Corp., 3108 Ponte Morino Drive, Suite 210, Cameron Park, California 95682, who will forward the communication to the intended director or directors.  If the stockholder wishes the communication to be confidential, then the communication should be appropriately marked to maintain confidentiality.

Code of Business Conduct and Ethics

The Board has adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees of Firstgold.  Firstgold will provide any person, without charge, a copy of this Code.  Requests for a copy of the Code may be made by writing to Firstgold at 3108 Ponte Morino Drive, Suite 210, Cameron Park, California 95682.  Attention: Secretary.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than 10% of Firstgold’s common stock to file reports of ownership on Form 3 and changes in ownership on Form 4 with the SEC.  Such executive officers, directors and 10% stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file.  Based solely upon its review of copies of such forms received by it, or on written representations from certain reporting persons that no other filings were required for such persons, Firstgold believes that, during the fiscal year ended January 31, 2008, its executive officers and directors and 10% stockholders complied with all applicable Section 16(a) filing requirements except as follows:

Mr. Lynch sold shares of Firstgold on July 3, 2007.  He did not file a Form 4 regarding such sale until July 10, 2007.

Mr. Berrill acquired shares of Firstgold on November 16, 2007.  He did not file a Form 4 reporting such conversion until January 4, 2008.

Mr. Dockter exercised warrants on April 15, 2007 and April 30, 2007.  He did not file a Form 4 reporting such exercises until May 2, 2007.

Mr. Dockter sold shares of Firstgold on June 1, 2007.  He filed a Form 5 reporting such sale and an adjustment to his share ownership on September 19, 2007.

Mr. Akerfeldt was granted 250,000 warrants on June 26, 2007.  He did not file a Form 4 regarding this grant until July 10, 2007.

Mr. Lynch sold shares of Firstgold on September 27, 2007.  He did not file a Form 4 regarding such sales  until October 10, 2007.

Mr. Akerfeldt and Mr. Heimler each acquired shares of Firstgold on October 16, 2007.  They did not file a Form 4 regarding such acquisitions until January 3, 2008.

1346049 Ontario Ltd. became a 10% stockholder of Firstgold on June 22, 2007.  It did not file a Form 3 regarding such acquisition until July 5, 2007.

Mr. Bullock was appointed a Director of Firstgold on December 21, 2007. He did not file a Form 3 regarding his appointment until January 11, 2008.

Mr. Dockter sold shares of Firstgold on November 19, 2007. He filed a Form 5 reporting such sale on March 20, 2008.

ITEM 10.    EXECUTIVE COMPENSATION

The following table sets forth the compensation of Firstgold’s Principal Executive Officer during the last two complete fiscal years and each officer who received annual compensation in excess of $100,000 during the last completed fiscal year.

SUMMARY COMPENSATION TABLE

Name & Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Scott Dockter	2008	180,000	-0-	-0-	94,667	-0-	-0-	12,000(3) (5)	286,667
(PEO) (1)	2007	180,000	-0-	-0-	132,297	-0-	-0-	12,000(3) (4)	324,297

Jim Kluber	2008	160,000	-0-	-0-	-0-	-0-	-0-	6,000(2)	166,000
(CFO)	2007	160,000	-0-	-0-	106,886	-0-	-0-	6,000(2)	272,886

(1)	Mr. Dockter resigned as CEO on January 4, 2008 at which time he became COO.
(2)	Amount reflects a home office allowance.
(3)	Amount reflects a $1,000 per month car allowance.
(4)
The Firstgold Board, with Mr. Dockter abstaining, approved the extension of the expiration date from January 31, 2007 to April 15, 2007 of certain warrants to acquire 2,000,000 shares of Firstgold common stock held by Mr. Dockter.  On April 15, 2007, Mr. Dockter exercised these warrants with a cash payment.

(5)	Amount reflects payments pursuant to the Aircraft Time Sharing Agreement.

2006 Stock Option Plan

Our Board of Directors adopted the 2006 Stock Option Plan on July 26, 2006.  The 2006 Plan was submitted to and approved by stockholders at the 2006 annual stockholders meeting held on November 17, 2006.  Under the terms of the 2006 Plan, we may grant up to 5,000,000 options which can include Incentive Stock Options issued to employees and Nonstatutory Stock Options issuable to employees or consultants providing services to Firstgold on such terms as are determined by our board of directors.  The Board’s Compensation Committee administers the 2006 Plan.  Under the 2006 Plan, options vest not less than 20% per year and have 10-year terms (except with respect to 10% stockholders which have five-year terms).  If an option holder terminates his/her employment with us or becomes disabled or dies, the option holder or his/her representative will have a certain number of months to exercise any outstanding vested options.  If we sell substantially all of our assets, are a party to a merger or consolidation in which we are not the surviving corporation, then we have the right to accelerate unvested options and will give the option holder written notice of the exercisability and specify a time period in which the options may be exercised.  All options will terminate in their entirety to the extent not exercised on or prior to the date specified in the written notice unless an agreement governing any change of control provides otherwise. Stockholders voting at the 2007 Annual Stockholders meeting held on September 20, 2007 approved an increase in the shares issuable under the 2006 Plan to a total of 10,000,000.

Options/SAR Grants in Last Fiscal Year

The following table sets forth certain information with respect to options or SAR grants of Common Stock during the fiscal year ended January 31, 2008 to the Named Executive Officers.

Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees at January 31, 2008	Average Exercise or Base Price ($ Per Share)	Expiration Dates

Scott Dockter	750,000	16%	$0.65	July 27, 2011,
				December 21, 2012
James Kluber	400,000	9%	$0.50	July 27, 2016
Terrence Lynch	750,000	16%	$0.55	July 30, 2016,
				October 21, 2016,
				March 28, 2017
Stephen Akerfeldt	1,000,000	22%	$0.66	September 11, 2016
				March 28, 2017,
				June 26, 2017,
				December 21, 2017
Donald Heimler	500,000	11%	$0.58	January 8, 2017,
				March 28, 2017
Fraser Berrill	500,000	11%	$0.65	June 26, 2017
Kevin Bullock	500,000	11%	$0.85	December 21, 2017

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on all restricted stock and stock option awards held by our named executive officers as of January 31, 2008. All outstanding equity awards are in shares of our common stock.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercised-able	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Scott Dockter	250,000	250,000	0	$0.50	07/2011
	125,000	125,000		$0.94	12/2012

James Kluber	200,000	200,000	0	$0.50	07/2016

Terrence Lynch	250,000	0	0	$0.50	07/2016
	125,000	125,000		$0.65	03/2017

Stephen Akerfeldt	250,000	0	0	$0.50	09/2016
	125,000	125,000	0	$0.65	03/2017
	125,000	125,000	0	$0.65	06/2017
	125,000	125,000	0	$0.85	12/2017

Donald Heimler	250,000	0	0	$0.50	01/2017

Fraser Berrill	125,000	125,000	0	$0.65	03/2017
	125,000	125,000			06/2017

Kevin Bullock	125,000	125,000	0	$0.85	12/2017

Employment Agreements

On February 1, 2006, we entered into an employment agreement with A. Scott Dockter to serve as our chief executive officer for Firstgold, Inc.  Pursuant to the agreement, Mr. Dockter will receive an annual salary of $180,000 and an automobile expense allowance of $1,000 per month.  In addition, Mr. Dockter will be eligible to participate in any discretionary bonuses or employee stock option plans which may be adopted in the future.  The employment agreement has a term of three years.  On May 8, 2008 Mr. Dockter entered into a new Employment Agreement as Chief Operating Officer of Firstgold. Among other things, Mr. Dockter’s annual salary was increased to $225,000. The new Agreement expires on January 31, 2009 and may be automatically renewed for successive one year terms.

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

On January 4, 2008, we entered into an employment agreement with Steve Akerfeldt as Chief Executive Officer of Firstgold.  Mr. Akerfeldt will receive an annual salary of $250,000. The Agreement expires on January 31, 2009 and may be automatically renewed for successive one year terms.

Employee Pension, Profit Sharing or Other Retirement Plans

We do not have a defined benefit pension plan or profit sharing or other retirement plan.

Compensation of Directors

The following table sets forth the compensation of Firstgold’s Directors paid during fiscal year 2008 for services as a Director.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Scott Dockter(1)			$94,667				$94,667
Terrence Lynch	$38,500(2)		$61,311				$99,811
Stephen Akerfeldt	$31,000(2)		$219,936				$250,936
Donald Heimler	$61,000(2)		$61,311				$122,311
Fraser Berrill	$46,000(2)		$116,086				$162,086
Kevin Bullock			$201,164				$201,164
    (1)    Employees are not separately compensated as a Director
    (2)    Outside directors receive annual compensation of $10,000 per year and $1,500 for each Board and/or Committee meeting attended.

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

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares of Firstgold’s Common Stock beneficially owned as of May 1, 2008 by, (i) each executive officer and director of Firstgold; (ii) all executive officers and directors of Firstgold as a group; and (iii) owners of more than 5% of Firstgold’s Common Stock.

Name and Address of Beneficial Owner	Position	Number of Shares Beneficially Owned	Percent
Officers and Directors

A. Scott Dockter 3108 Ponte Morino Drive, Suite 210 Sacramento, CA 95814	COO	16,424,487(1)	13%

James Kluber 169 Elliott Road Centerville, MA 02632	CFO, Executive Vice President, and Secretary	2,992,091(2)	2.5%

Terrence Lynch 1130 Morrison Heights Oakville, Ontario Canada L6J 4J1	Director	471,000(3)	*%

Stephen Akerfeldt 93 Sheppard Avenue East North York, Ontario, Canada M2N3A3	CEO & Chairman	906,667(4)	1%

Donald Heimler 75 Airdrie Road Toronto, Ontario, Canada M4G 1M1	Director	672,500(5)	1%

Fraser Berrill 3672 County Road #8 Picton, Ontario, Canada K0K 2T0	Director	635,000(6)	1%

Kevin Bullock 36 Emeline Circle Markham, Ontario Canada L3P4G4	Director	250,000(7)	*%

All officers and directors as a group (6 individuals)		22,351,745	18.2%

Stockholders owning 5% or more

1346049 Ontario LTD 22 St. Clair Avenue East 18th Floor Toronto, Ontario, Canada M4T 2S3		13,332,132 (8)	11%

* Represents less than 1%.

(1)
Amount includes 900,000 shares owned by ASDi LLC, 6,401,946 shares issuable under stock warrants and options exercisable within 60 days of May 1, 2008 and 2,500,000 warrants held by ASDi LLC (of which Mr. Dockter is the Manager Member) exercisable within 60 days of May 1, 2008.  Does not include 375,000 unvested options.

(2)	Amount includes 1,595,007 shares issuable under stock warrants and options exercisable within 60 days of April 18, 2008. Does not include 200,000 unvested options.
(3)
Amount includes 750,000 of shares issuable under options granted to Mr. Lynch since he has been a director of Firstgold exercisable within 60 days of May 1, 2008. Amount also includes 96,000 shares of common stock held jointly with Mr. Lynch’s wife.  Does not include 125,000 unvested options.

(4)
Amount includes 1,000,000 shares issuable under options to purchase 1,000,000 shares granted during the time the person has been a director of Firstgold.  Amount includes 55,000 shares issuable under stock warrants exercisable within 60 days of May 1, 2008.  Does not include 375,000 unvested options.

(5)
Amount includes 500,000 shares issuable under options to purchase 500,000 shares granted during the time the person has been a director of Firstgold.  Amount also includes 82,500 shares issuable under stock warrants exercisable within 60 days of May 1, 2008.  Does not include 125,000 unvested options.

(6)
Amount includes 500,000 shares issuable under options to purchase 500,000 shares granted during the time the person became a director of Firstgold. Amount also includes 150,000 shares issuable under stock warrants exercisable within 60 days of May 1, 2008.  Does not include 125,000 unvested options.

(7)
Amount includes 250,000 shares issuable under options to purchase 500,000 shares granted at the time the person became a director of Firstgold.  50% of the options are exercisable immediately while the balance vests on the first anniversary date.  Does not include 125,000 unvested options.

(8)
Amount includes 4,444,044 shares issuable under stock warrants exercisable within 60 days of May 1, 2008.  The 1346049 Ontario LTD holdings include stock and warrants held by Trapeze Capital Corp. and Trapeze Asset Management Inc. The responsible executive officer for each entity is Randall Abramson.

As a condition to listing the Firstgold shares on the TSX, Mr. Dockter was required to place all shares of Firstgold stock beneficially owned by him into a Voting Trust and Escrow held by Equity Transfer & Trust Company of Toronto, Canada. Pursuant to the Voting Trust and Escrow Agreement dated May 8, 2008, Mr. Dockter will be allowed to vote his shares representing no more than 9.9% of the votes eligible to be cast on any matter subject to stockholder approval. The Agreement also limits Mr. Dockter’s ability to acquire additional Firstgold stock in the open marked however he is permitted to exercise warrants owned at the time the Agreement was entered into and stock options currently owned or granted in the future pursuant to the Firstgold Stock Option Plan. The Agreement has a term of three years.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

During the 2006 fiscal year, the president of Firstgold, Scott Dockter, had loaned Firstgold an aggregate of $5,000.  In July 2005 a convertible promissory note with a balance of $1,402,742 and additional accrued interest of $446,193 due to Mr. Dockter was converted into 12,326,231 shares of Firstgold common stock.  As of January 31, 2005, Mr. Dockter had loaned Firstgold a total of $24,845 and accrued interest of $32,023.  In addition to the outstanding note payable, Mr. Dockter has been issued Warrants to purchase up to 12,157,909 shares of Firstgold’s Common Stock at exercise prices ranging from $0.15/share to $0.40/share.  As of January 31, 2007, Firstgold had an advance receivable from Mr. Dockter in the amount of $100,000.  The advance receivable was repaid in full by April 30, 2007.

On January 25, 2006, Firstgold entered into a joint venture with ASDi, LLC to explore various Nevada mining properties. ASDi LLC is owned and managed by A. Scott Dockter, the then President and CEO of Firstgold.  The joint venture was to be operated through a newly formed Nevada limited liability company called Crescent Red Caps, LLC.  The terms of the Operating Agreement provide for ASDi LLC to contribute the leases covering two mining properties located in Nevada in exchange for Firstgold issuing 2.5 million shares of its Common Stock and warrants to purchase 2.5 million shares of Firstgold Common Stock at an exercise price of $0.40 per share for a term of three years to ASDi, LLC.  Firstgold initially owned a 22.22% interest in the Crescent Red Caps LLC and ASDi, LLC held a 77.78% interest.  By expending up to $1,350,000 on each project over the next three years, Firstgold could have increased its interest in the Crescent Red Caps LLC to 66.66%.  Thereafter, Firstgold had the right to purchase the remaining interest in the Crescent Red Caps LLC held by ASDi, LLC at a price to be determined by the results of the exploration work conducted.  Firstgold was the Manager of the Crescent Red Caps LLC.  Due to the recent settlement of litigation regarding these Nevada mining properties, the leases held by ASDi LLC have been relinquished back to the property owners and the joint venture terminated.  In addition to the shares and warrants previously issued to ASDi LLC, Firstgold paid approximately $1,100,000 in litigation expenses representing all of the litigation costs relating to these properties and paid $150,000 in final settlement of the litigation.

On December 1, 2006, Firstgold entered into an Aircraft Time Sharing Agreement (the “Agreement”) with its CEO and President A. Scott Dockter.  Pursuant to the Agreement, Mr. Dockter will make his private airplane available for use by Firstgold at a rental rate of $200 per hour plus designated expenses.  The Agreement has a term of 10 years.  Firstgold made an advance payment under the Agreement of $120,000 on December 9, 2006. As of January 31, 2008 Firstgold had utilized $6,360 of the advance payment in plane usage.  The rental rate being charged is deemed to be significantly less then the rates obtainable from an unaffiliated third party.  The Agreement and advance payment were approved by the Firstgold Board with Mr. Dockter abstaining.

In April 2007, Kingsmill Capital Partners assisted Firstgold in a private placement which was conducted in Canada and raised gross proceeds of $2,552,900.  For Kingsmill’s participation as a selling agent in the private placement, it received selling commissions of $178,703.  Terrence Lynch, a director of Firstgold, is an officer of Kingsmill but did not receive any compensation as such from this completed Firstgold private placement.  However, CBKT Media is Mr. Lynch’s family owned entity which in turn owns a 25% interest in Kingsmill.  Consequently, CBKT Media may receive some portion of the selling commissions paid by Firstgold to the extent net profits of Kingsmill are distributed to its partners.  The amount of any such distribution cannot be determined at this time, but is expected to be less than $45,000.

Should a transaction, proposed transaction, or series of transactions involve one of our officers or directors or a related entity or an affiliate of a related entity, or holders of stock representing 5% or more of the voting power (a “related entity”) of our then outstanding voting stock, the transactions must be approved by the unanimous consent of our board of directors.  In the event a member of the board of directors is a related party, that member will abstain from the vote

ITEM 13.    EXHIBITS

Exhibit No.	Description of Exhibit
2.1(4)	Plan of Reorganization and Merger Agreement, dated as of July 23, 1999, between the Registrant and Business Web, Inc.
2.2(6)	First Amendment to Plan of Reorganization and Merger Agreement, dated as of October 31, 1999, between the Registrant and Business Web, Inc.
2.3(7)	Termination Agreement, dated as of December 27, 1999, between the Registrant and Business Web, Inc.
3.1(2)	Certificate of Incorporation of the Registrant.
3.2(1)	Certificate of Amendment to Certificate of Incorporation of the Registrant.
3.3(2)	Bylaws of the Registrant
4.1(9)	Convertible Debenture
4.1.(a)(13)	Form of Convertible Debenture dated September 26, 2006
4.2.(a)(9)	Form of Warrant - $0.20 exercise price
4.2.(b)(9)	Form of Warrant - $0.30 exercise price
4.3.(a)(15)	Convertible Debenture dated December 1, 2006
4.3.(b)(17)	Convertible Debenture dated March 16, 2007
4.4(13)	Form of Warrant dated September 26, 2006
4.4(a)(15)	Warrants dated November 1, 2006
4.4(b) (15)	Warrants dated November 1, 2006
4.4.(a) (17)	Amended and Restated Warrant dated March 16, 2007
4.5(19)	Warrants dated April 12, 2007 filed as Exhibits 10.26
4.6(20)	Warrants dated June 22, 2007
5.1(22)	Opinion of Counsel
5.1(a)* (23)	Updated Opinion of Counsel
10.1(3)	Promissory Note between Firstgold and A. Scott Dockter, dated April 2, 1997, for the principal amount of $100,000.
10.2(3)	Promissory Note between Firstgold and A. Scott Dockter, dated April 17, 1997, for the principal amount of $50,000.
10.3(3)	Promissory Note between Firstgold and A. Scott Dockter, dated April 30, 1997, for the principal amount of $20,000.
10.4(3)	Promissory Note between Firstgold and A. Scott Dockter, dated May 30, 1997, for the principal amount of $35,000
10.5(5)	Promissory Note between Firstgold and A. Scott Dockter, dated December 24, 1998, for the principal amount of $24,000.
10.6(7)	Warrant to Purchase shares of Common Stock of Business Web, Inc.
10.7(9)	Securities Purchase Agreement dated January 27, 2006 by and among Firstgold and the investor named therein.
10.8(9)	Registration Rights Agreement dated January 27, 2006 by and among Firstgold and the investor named therein.
10.9(10)	Joint Venture Agreement dated January 25, 2006 between Firstgold, Inc. and ASDi, LLC
10.10(10)	Crescent Red Caps LLC - Operating Agreement

10.11(11)	Employment Agreement for A. Scott Dockter dated February 1, 2006
10.12(11)	Employment Agreement for James W. Kluber dated February 1, 2006
10.13(12)	Pledge and Escrow Agreement dated January 27, 2006 by and among Firstgold and the investor named therein.
10.14(15)	Firstgold, Inc. 2006 Stock Option Plan
10.15(13)	Securities Purchase Agreement dated September 26, 2006 by and among Firstgold and the investor named therein.
10.15.(a)(14)	Amendment Number 1 to Securities Purchase Agreement dated November 1, 2006.
10.16(13)	Registration Rights Agreement dated September 26, 2006 by and among Firstgold and the investor named therein.
10.16.(a)(21)	Modification to Registration Rights Agreement
10.16(b)(14)	Amendment No. 1 to Investor Registration Rights Agreement
10.17(15)	Amended Memorandum of Security Agreement
10.18(a)(15)	Pledge and Escrow Agreement dated September 26, 2006
10.18(b)(15)	Amendment to Pledge and Escrow Agreement dated November 1, 2006
10.19(16)	Transfer Agent Instructions
10.20(18)	Aircraft Time Sharing Agreement dated December 1, 2006
10.21(23)	Form of Subscription Agreement for Regulation S offering in April 2007
14(8)	Code of Business Conduct and Ethics.
23.1	Consent of Counsel (incorporated by reference to Exhibit 5.1 of this filing)
23.2(23)	Consent of Independent Registered Public Accounting Firm
23.3(23)	Consent of Independent Registered Public Accounting Firm
31.1*	Certification by CEO pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by CFO pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002
32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
____________________
*     Filed herewith

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended January 31, 1996 filed with the Commission on January 22, 1997.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 (File No. 33-49920) filed with the Commission on October 14, 1993.
(3)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the fiscal year ended January 31, 1997 filed with the Commission on June 30, 1997.
(4)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the fiscal year ended January 31, 1999 filed with the Commission on October 1, 1999.
(5)	Incorporated by reference to Registrant’s First Amendment to Annual Report on Form 10-KSB for the fiscal year ended January 31, 1999, filed with the Commission on October 20, 1999.
(6)	Incorporated by reference to Registrant’s Form 8-K filed with the Commission on November 2, 1999.
(7)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the fiscal year ended January 31, 2000 filed with the Commission on May 17, 2000.
(8)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the fiscal year ended January 31, 2005 filed with the Commission on May 2, 2005
(9)	Incorporated by reference to Registrant’s Form 8-K filed with the Commission on February 2, 2006
(10)	Incorporated by reference to Registrant’s Form 8-K/A filed with Commission on February 27, 2006.

(11)	Incorporated by reference to Registrant’s Registration Statement on Form SB-2 (File No. 333-132218) filed with the Commission on March 6, 2006.
(12)	Incorporated by reference to Registrant’s Amended Registration Statement on Form SB-2 (File No. 333-132218) filed with the Commission on June 12, 2006.
(13)	Incorporated by reference to Registrant’s Form 8-K filed with the Commission on September 28, 2006.
(14)	Incorporated by reference to Registrant’s Form 8-K/A filed with the Commission on November 24, 2006.
(15)	Incorporated by reference to Registrant’s First Amended Registration Statement on Form SB-2 (File No. 333-139052) filed with the Commission on February 8, 2007
(16)	Incorporated by reference to Registrant’s Second Amended Registration Statement on Form SB-2 (File No. 333-139052) filed with the Commission on April 16, 2007
(17)	Incorporated by reference to Registrant’s Form 8-K filed with the Commission on March 22, 2007.
(18)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the fiscal year ended January 31, 2007, filed with the Commission on May 16, 2007.
(19)	Incorporated by reference to Registrant’s Form 8-K filed with the Commission on May 11, 2007.
(20)	Incorporated by reference to Registrant’s Form 8-K filed with the Commission on June 28, 2007.
(21)	Filed as exhibit to Registration Statement on Form SB-2 #333-145016 filed August 1, 2007.
(22)	Filed as exhibit to Amendment No. 1 to Registration Statement on Form SB-2 #333-145016 filed September 27, 2007.
(23)	Filed as exhibit to Amendment No. 2 to Registration Statement on Form SB-2 #333-145016 filed November 7, 2007.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

During Firstgold’s fiscal years ended January 31, 2007 and January 31, 2008, Firstgold was billed the following aggregate fees by Singer Lewak Greenbaum & Goldstein LLP (“SLGG”), its former independent public accountants and Hunter Flemmer Renfro & Whitaker LLP (“HFRW”), its current independent public accountants.

Audit Fees.

This category includes aggregate fees billed by our independent auditor HFRW for the audit of our annual financial statements on Form 10-KSB, audit or management’s assessment and effectiveness of internal controls over financial reporting, review of financial statements included in our quarterly reports on Form 10-QSB and services that are normally provided by the auditor in connection with statutory and regulatory filings for those fiscal years.

The aggregate fees billed by HFRW to Firstgold for professional services rendered for the audit of Firstgold’s financial statements for the fiscal year, for reviews of the financial statements included in Firstgold’s Forms 10-QSB for the fiscal year, and for services provided by HFRW in connection with statutory or regulatory filings for the fiscal year, were $__ for the fiscal year ended January 31, 2008 and $177,186 for the fiscal year ended January 31, 2007.

Audit Related Fees

This category consists of services by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under Audit Fees.  This category includes accounting consultations on transaction and proposed transaction related matters.

In fiscal year 2008, HFRW billed $____ Audit Related Fees. In fiscal year 2007, SLGG and HFRW billed $119,685 for Audit Related Fees.

Tax Fees

This category consists of professional services rendered for tax, compliance and preparation of our corporate tax returns and other tax advice.  There were no amounts billed by SLGG or HFRW for Tax Fees.  However, prior to joining HFRW, Chris Whitaker was paid $5,940 for tax preparation services during fiscal year 2007.

All Other Fees

There are no other fees to disclose.

As stated elsewhere in this report, Firstgold did not have a separate Audit Committee for most of the 2007 fiscal year.  Consequently, all of the services performed by HFRW and SLGG for most of fiscal year 2007 were reviewed and approved by Firstgold’s Board of Directors, which concluded that the provision of the non-audit services described above were compatible with maintaining the accountant’s independence.  Services performed by HFRW during fiscal year 2008 were reviewed and approved by the Audit Committee, which concluded that the provision of the non-audit services described above were compatible with maintaining the accountant’s independence

Pre-Approved Policies and Procedures

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

FIRSTGOLD CORP.

Date: May 15, 2008	By:	/s/ Stephen Akerfeldt
Stephen Akerfeldt
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen Akerfeldt	Chairman of the Board	May 15, 2008
Stephen Akerfeldt	and Chief Executive Officer

/s/ James W. Kluber	Director, Secretary and	May 15, 2008
James W. Kluber	Chief Financial Officer
(Principal Financial &
Accounting Officer)

/s/ Terrence Lynch	Director	May 15, 2008
Terrence Lynch

/s/ Donald Heimler	Director	May 15, 2008
Donald Heimler

/s/ Fraser Berrill	Director	May 15, 2008
Fraser Berrill

/s/ Kevin Bullock	Director	May 15, 2008
Kevin Bullock