Form 10KSB/A
period 2008-01-31
FIRSTGOLD CORP.
filed 2008-05-30
CIK 878808

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 1

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

i

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-KSB (this “Amendment”) amends our Annual Report on Form 10-KSB for the fiscal year ended January 31, 2008 (the “2008 Form 10-KSB”) originally filed on May 15, 2008 (the “Original Filing”).  We are filing this Amendment to include certain information required by Part III, Item 14, which was not included in the Original Filing.  Except with respect to such change, this Form 10-KSB/A does not attempt to modify or update any other disclosures set forth in the original 2008 Form 10-KSB filing.  Additionally, this Form 10-KSB/A does not purport to provide a general update or discussion of any other developments at the Company subsequent to the original 2008 Form 10-KSB filing.

ii

PART III

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During Firstgold’s fiscal years ended January 31, 2007 and January 31, 2008, Firstgold was billed the following aggregate fees by Singer Lewak Greenbaum & Goldstein LLP (“SLGG”), its former independent public accountants and Hunter & Renfro LLP (“H&R”), its current independent public accountants.

Audit Fees.

This category includes aggregate fees billed by our independent auditor H&R for the audit of our annual financial statements on Form 10-KSB, review of management’s assessment and effectiveness of internal controls over financial reporting, review of financial statements included in our quarterly reports on Form 10-QSB and services that are normally provided by the auditor in connection with statutory and regulatory filings for those fiscal years.

The aggregate fees billed by H&R and SLGG to Firstgold for professional services rendered for the audit of Firstgold’s financial statements for the fiscal year, for reviews of the financial statements included in Firstgold’s Forms 10-QSB for the fiscal year, and for services provided by H&R and SLGG in connection with statutory or regulatory filings for the fiscal year, were $106,831 for the fiscal year ended January 31, 2008 and $177,186 for the fiscal year ended January 31, 2007.

Audit Related Fees

This category consists of services by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under Audit Fees.  This category includes accounting consultations on transaction and proposed transaction related matters.

In fiscal year 2008, H&R and SLGG billed $122,337 for Audit Related Fees. In fiscal year 2007, SLGG and H&R billed $119,685 for Audit Related Fees.

Tax Fees

This category consists of professional services rendered for tax, compliance and preparation of our corporate tax returns and other tax advice.  In fiscal year 2008, H&R billed $4,830 for Tax Fees.  In fiscal year 2007, Whitaker & Associates billed $5,940 for Tax Fees.

All Other Fees

There are no other fees to disclose.

As stated elsewhere in this report, Firstgold did not have a separate Audit Committee for most of the 2007 fiscal year.  Consequently, all of the services performed by H&R and SLGG for most of fiscal year 2007 were reviewed and approved by Firstgold’s Board of Directors, which concluded that the provision of the non-audit services described above were compatible with maintaining the accountant’s independence.  Services performed by H&R during fiscal year 2008 were reviewed and approved by the Audit Committee, which concluded that the provision of the non-audit services described above were compatible with maintaining the accountant’s independence.

1

Pre-Approved Policies and Procedures

Prior to retaining H&R to provide services in the current fiscal year (beginning February 1, 2008), the Audit Committee will first review and approve H&R’s fee proposal and engagement letter.  In the fee proposal, each category of services (Audit, Audit Related, Tax and All Other) is broken down into subcategories that describe the nature of the services to be rendered, and the fees for such services.  Firstgold’s pre-approval policy provides that the Audit Committee must specifically pre-approve any engagement of H&R for services outside the scope of the fee proposal and engagement letter.

2

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRSTGOLD CORP.

May 29, 2008	By:	/s/ Stephen Akerfeldt
Stephen Akerfeldt
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen Akerfeldt	Chairman of the Board and Chief Executive Officer	May 29, 2008
Stephen Akerfeldt

/s/ James W. Kluber	Secretary and Chief Financial Officer	May 29, 2008
James W. Kluber	(Principal Financial & Accounting Officer)

/s/ Terrence Lynch	Director	May 29, 2008
Terrence Lynch

/s/ Donald Heimler	Director	May 29, 2008
Donald Heimler

/s/ Fraser Berrill	Director	May 28, 2008
Fraser Berrill

/s/ Kevin Bullock	Director	May 29, 2008
Kevin Bullock

3