Form 10-Q
period 2008-04-30
FIRSTGOLD CORP.
filed 2008-06-23
CIK 878808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2008

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

  YES      X              NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	Accelerated filer

Non-accelerated filer	Smaller reporting company X

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)

YES                      NO      X

Common stock, $0.001 par value, 130,845,543 issued and outstanding as of  May 30, 2008.

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

FIRSTGOLD CORP.

FIRSTGOLD CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

	April 30,	January 31,
	2008	2008
	(unaudited)
ASSETS

Current assets:
Cash	$1,168,620	$383,223
Receivables	58,383	196,811
Deposits	98,968	295,281
Prepaid expense	282,009	242,577
Inventory	289,362	7,721

Total current assets	1,897,342	1,125,613

Property, plant and equipment, net of accumulated depreciation of $310,271 and $205,084 at April 30 and January 31, 2008, respectively	10,704,704	8,438,997

Other Assets
Restricted cash	674,850	674,850
Deferred reclamation costs	680,326	680,326

Total other assets	1,355,176	1,355,176

Total assets	$13,957,222	$10,919,786

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
Accounts payable	$798,622	$2,730,596
Accrued expenses	570,310	538,987
Notes payable	116,264	163,726

Total current liabilities	1,485,196	3,433,309

Long-term liabilities
Convertible debenture net of deferred financing costs of
$133,172 and $148,480 at April 30 and January 31, 2008, respectively	701,360	694,211
Accrued reclamation costs	680,326	680,326
Deferred revenue	800,000	937,650

Total long-term liabilities	2,181,686	2,312,187

Total liabilities	3,666,882	5,745,496

FIRSTGOLD CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

	April 30,	January 31,
	2008	2008
	(unaudited)

Commitments and contingencies

Shareholders' surplus (deficit)
Common stock, $0.001 par value
250,000,000 shares authorized at April 30 and January 31, 2008, respectively
130,256,006 and 117,432,317 shares issued and outstanding at
April 30 and January 31, 2008, respectively	130,256	117,432
Additional paid in capital	44,146,538	36,447,996
Deficit accumulated during the exploration stage	(33,986,454)	(31,391,142)

Total shareholders' surplus (deficit)	10,290,340	5,174,290

Total liabilities and shareholders' surplus	$13,957,222	$10,919,786

FIRSTGOLD CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
For the Three Months Ended April 30, 2008 and 2007
and for the Period from January 1, 1995 to April 30, 2008

			For the Period
			From January 1,
	For the Three Months Ended April 30,		1995 to April 30,
	2008	2007	2008
Net sales	$275,793	$-	$827,072

Exploration and maintenance costs	(1,391,411)	(126,681)	(5,480,763)

Gross loss	(1,115,618)	(126,681)	(4,653,691)

Operating expenses	(1,466,154)	(985,685)	(23,049,128)

Loss from operations	(2,581,772)	(1,112,366)	(27,702,822)

Other income (expense)
Interest income	21,063	5,966	299,734
Dividend income	-	-	30,188
Other income	-	-	6,565
Adjustments to fair value of derivatives	-	(1,623,255)	(2,277,166)
Interest expense	(34,605)	(247,959)	(3,910,061)
Loss from joint venture	-	-	(859,522)
Loss on sale of marketable securities	-	-	(281,063)
Bad debt expense	-	-	(40,374)
Loss on disposal of plant, property
and equipment	-	-	(334,927)
Loss on disposal of bond	-	-	(21,000)

Total other income (expense)	(8,795)	(1,865,248)	(5,341,839)

Net loss	$(2,595,314)	$(2,977,614)	$(33,044,661)

Basic and diluted loss per share	$(0.02)	$(0.04)

Basic and diluted weighted-average shares outstanding	125,370,254	80,160,412

  FIRSTGOLD CORP.
  (A DEVELOPMENT STAGE COMPANY)
  STATEMENTS OF CASH FLOWS
For the Three Months Ended April 30, 2008 and 2007
  and for the Period from January 1, 1995 to January 31, 2008

			For the Period
	For the Three Months Ended April 30,		From January 1, 1995
	2008	2007	to April 30, 2008
Cash flows from operating activities
Net loss	$(2,595,314)	$(2,977,614)	$(33,044,661)
Adjustments to reconcile net loss to net cash
used in operating activities:
Accretion of warrants issued as a debt discount	10,553	10,533	1,341,606
Accretion of beneficial conversion	-	-	107,468
Accretion of debt discount	-	150,931	531,110
Adjustments to fair value of derivatives	-	1,623,255	1,357,904
Loss from joint venture	-	-	859,522
Loss on sale of marketable securities	-	-	281,063
Depreciation and amortization	109,942	39,649	509,399
Loss on disposal of property, plant and equipment	-	-	334,927
Impairment in value of property, plant and equipment	-	-	807,266
Loss on disposal of bond	-	-	21,000
Impairment in value of Relief Canyon Mine	-	-	3,311,672
Impairment in value of joint investments	-	-	490,000
Bad debt	-	-	40,374
Assigned value of stock and warrants exchanged for services	-	183,933	2,108,452
Assigned value of stock options issue for compensation	59,311	27,063	895,864
Gain on write off of note payable	-	-	(7,000)
Judgment loss accrued	-	-	250,000
(Increase) decrease in:
Restricted cash	-	(423,869)	(674,850)
Receivables	138,428	100,000	(54,383)
Deposits	196,313	-	(94,468)
Deferred reclamation costs	-	-	214,848
Prepaid expenses	(39,432)	12,481	(284,909)
Inventory	(281,641)	(7,721)	(289,362)
Reclamation bonds	-	-	185,000
Other assets	-	-	(1,600)
Increase (decrease) in:
Accounts payable	(1,931,974)	75,800	517,662
Accrued expenses	(31,323)	55,220	1,063,320

Net cash used by operating activities	(4,302,491)	(1,130,319)	(19,160,132)

FIRSTGOLD CORP.
  (A DEVELOPMENT STAGE COMPANY)
  STATEMENTS OF CASH FLOWS
For the Three Months Ended April 30, 2008 and 2007
  and for the Period from January 1, 1995 to January 31, 2008

Cash flows from investing activities
Proceeds from sale of marketable securities	-	-	34,124
Investment in marketable securities	-	-	(315,188)
Advances from shareholder	-	-	7,436
Contribution from joint venture partner	-	-	775,000
Purchase of joint venture partner interest	-	-	(900,000)
Capital expenditures	(2,370,894)	(357,035)	(13,966,483)
Proceeds from disposal of property, plant and equipment	-	-	278,783
Investments in joint ventures	-	-	(490,000)
Note receivable	-	-	(268,333)
Repayment of note receivable	-	-	268,333

Net cash used by investing activities	(2,370,894)	(357,035)	(14,576,328)

Cash flows from financing activities
Proceeds from the issuance of common stock	7,652,064	2,908,349	28,258,782
Proceeds from notes payable	-	910,000	8,646,733
Principal repayments of notes payable	(111,586)	(1,843)	(2,631,443)
Repayment of advances to affiliate	-	-	(231,663)
Deferred revenue	(137,650)	-	800,000

Net cash provided by financing activities	7,402,828	3,816,506	34,842,409

Net increase in cash	785,397	2,329,152	1,175,307

Cash, beginning of year	383,223	150,647	6,687

Cash, end of year	$1,168,620	$2,479,799	$1,168,620

FIRSTGOLD CORP.
(A DEVELOPMENT STAGE COMPANY)
 STATEMENTS OF CASH FLOWS
For the Three Months Ended April 30, 2008 and 2007
and for the Period from January 1, 1995 to April 30, 2008

Supplemental cash flow information for the three months ended April 30, 2008 and 2007 and January 1, 1995 through April 30, 2008 as follows:
			For the Period
			From January 1,
	For the Three Months Ended April 30,		1995 to April
	2008	2007	30, 2008

Cash paid for interest	$-	$-	$161,107
Cash paid for income taxes	$-	$-	$-

Non Cash Investing and Financing Activities:
Conversion of related party note payable to common stock, including interest payable of $446,193	$-	$244,678	$2,093,573
Conversion of convertible debentures to common stock, including interest of $217,151	$3,186,203	$1,173,406	$4,359,609
Issuance of warrants as financing costs in connection with convertible debt	$-	$173,114	$2,093,573
Issuance of common stock as payment for settlement of liabilities	$-	$206,375	$2,093,573

FIRSTGOLD CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
For the Three Months Ended April 30, 2008

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

Firstgold Corp. has been in the business of acquiring, exploring, developing, and producing gold properties.  Firstgold had rights to mine properties in Nevada and Montana.  Its primary focus was on the Relief Canyon mine located near Lovelock, Nevada, where it has performed development and exploratory drilling and was in the process of obtaining permits to allow operation of the Relief Canyon Mine.  In December 1997, Firstgold placed the Relief Canyon Mine on care and maintenance status.  From mid-2001 until the beginning of 2003 Firstgold was essentially inactive, only continuing with some of the care and maintenance at Relief Canyon, as provided for by a non-affiliate company owned by the Chief Operating Officer of Firstgold.

Firstgold has embarked on a business strategy whereby it will invest in and/or manage the exploration of gold and other mineral producing properties.  Currently, Firstgold’s principal assets include various mineral leases associated with the Relief Canyon mine located near Lovelock, Nevada along with various items of mining equipment located at that site.  Firstgold’s business will be to acquire, explore and, if warranted, develop various mining properties located in the state of Nevada.  Firstgold plans to carryout comprehensive exploration and development programs on its properties.  Firstgold plans to conduct these activities itself, although some activities may be outsourced.  Consequently, Firstgold's current plan will require the hiring of significant amounts of mining employees to carry out its future mining and current exploration activities.

NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis.  During the years ended January 31, 2008 and 2007 and the period from January 1, 1995 to January 31, 2008, Firstgold incurred net losses of approximately $7,632,537, $4,728,070,  and $30,449,347, respectively.  In addition, Firstgold has been in the exploration stage since inception and through April 30, 2008.  Information for the three months ended April 30, 2008 include a net loss of $2,595,314 negative cash flows from operations of $4,302,491 and an accumulated shareholders’ surplus of $10,290,340.  The Company's ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  The outcome of these matters cannot be predicted with any certainty at this time.  Since inception, the Company has satisfied its capital needs by issuing equity and debt securities.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to these rules and regulations.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Firstgold’s Form 10-KSB, as filed with the SEC for the year ended January 31, 2008.

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

The following common stock equivalents were excluded from the calculation of diluted loss per share since their effect would have been anti-dilutive:

	2008	2007
Warrants	47,455,918	39,500,976
Stock options	5,421,038	3,750,000

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

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment was recorded at $11,014,975 and $1,305,914 at April 30, 2008 and 2007, respectively.  Depreciation expense was $105,187 and $24,789 for the three months ended April 30, 2008 and 2007, respectively

NOTE 5 - NOTES PAYABLE

Notes payable consist of the following at April 30, 2008:

Equipment notes payable	$60,298
The first note does not bear any interest and is due in December 2010. The second note bears interest at 8.6% and is due June 2011. The loans are secured by a Caterpillar loader and backhoe.

Insurance premium note payable	55,966
The note bears interest at 5.6%, is payable in monthly installments of $6,218 and is due February 2009.

Total notes payable	$116,264

Firstgold recorded interest expense of $34,605 and $247,959 for the three months ended April 30, 2008 and 2007, respectively.

NOTE 6 – CONVERTIBLE DEBENTURES

September 26, 2006 Convertible Debenture
On September 26, 2006, Firstgold entered into a Securities Purchase Agreement (the “Purchase Agreement”) and other agreements, as amended on November 1, 2006, in connection with the private placement of convertible debentures, in the aggregate principal amount of $3,000,000 and bearing interest at 8% per annum (the “Debenture”).  The Debentures were funded $1,000,000 on September 26, 2006, $1,000,000 upon the filing of a resale registration statement with the SEC on December 1, 2006 and $1,000,000 on March 15, 2007.  Of the $1,000,000 funded on September 26, 2006, $120,000 was paid for various loan fees and closing costs; of the $1,000,000 funded December 1, 2006, $90,000 was paid for various loan fees and closing costs; and of the $1,000,000 funded March 19, 2007, $90,000 was paid for various loan fees and closing costs.

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

October 10, 2006 Convertible Debentures
On October 10, 2006, Firstgold issued convertible debentures in the aggregate principal amount of $650,000 and bearing interest of 8% per annum.  The Debentures and accrued interest are convertible into shares of Firstgold common stock at a conversion rate of $0.405 per share.  The Debentures are due and payable three years from the date of issue unless they are converted into shares of the Company’s common stock or are repaid prior to their expiration date.  Additionally, the investors were issued warrants to purchase an aggregate of 746,843 shares of Firstgold common stock exercisable at $0.45 per warrant.  The warrants were issued as financing costs and total deferred financing cost of $173,114 was recorded in relation to this debt.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Except for the advance royalty and rent payments noted below, Firstgold is not obligated under any capital leases or non-cancelable operating lease with initial or remaining lease terms in excess of one year as of April 30, 2008.  However, minimum annual royalty payments are required to retain the lease rights to Firstgold’s properties.

Relief Canyon Mine
Our mining property rights are represented by 146 unpatented mill site and mining lode claims which were re-staked in October 2004 and June 2006.  Unpatented mining claims are generally considered subject to greater title risks than patented mining claims or real property interests that are owned in fee simple.  To remain valid, such unpatented claims are subject to annual maintenance fees.  As of April 30, 2008, we were current in the payment of such maintenance fees.

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

NOTE 8 - SHAREHOLDERS' SURPLUS

Common Stock
In February 2008 warrants to purchase 250,000 shares of common stock were exercised at an average exercise price of $0.25 per share.

In February 2008 Firstgold received proceeds of $3,450,975 upon the issuance of Units consisting of 5,309,193 shares of common stock and warrants to purchase 2,654,460 shares of common stock at an exercise price of $0.80 per share.   The warrants have a term of 18 months.

In March 2008 Firstgold received proceeds of $4,261,822 upon the issuance of Units consisting of 6,556,650 shares of common stock and warrants to purchase 3,278,325 shares of common stock at an exercise price of $0.80 per share.   The warrants have a term of 18 months.

In April 2008 Firstgold received proceeds of $330,100 upon the issuance of Units consisting of 507,846 shares of common stock and warrants to purchase 253,923 shares of common stock at an exercise price of $0.80 per share.   The warrants have a term of 18 months.

In April 2008 warrants to purchase 200,000 shares of common stock were exercised at an exercise price of $0.50 per share.

Warrants
The fair market value of warrants issued during the three months ended April 30, 2008 in conjunction with the issuance of common stock was determined to be $1,498,387 and was calculated under the Black-Scholes option pricing model with the following assumptions used:

Expected life	1.5 years
Risk free interest rate	1.53% to 2.19%
Volatility	63.39%
Expected dividend yield	None

The fair value of these warrants has been recorded as both a debit and credit to additional paid in capital.

The following table presents warrant activity from January 31, 2008 through April 30, 2008:

	Number of Shares	Weighted- Average Exercise Price

Outstanding, January31, 2008	39,507,146	$0.47
Exercised	(450,000)	$(0.36)
Granted	8,398,772	$0.80
Outstanding, April 30, 2008	47,455,918	$0.53
Exercisable, April 30, 2008	47,455,918	$0.53

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

The Company adopted SFAS 123(R) using the modified prospective transition method as of and for the three months ended April 30, 2008. In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company’s Statement of Operations during the three months ended April 30, 2008 includes compensation expense for share-based payment awards granted during the current fiscal year.

In conjunction with the adoption of SFAS 123(R), the Company elected to attribute the value of share-based compensation to expense using the straight-line method. Share-based compensation expense related to stock options and restricted stock grants was $59,311 for the three months ended April 30, 2008, and was recorded in the financial statements as operating expense.

For the three months ended April 30, 2008 the Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 36 months following the grant date; stock volatility, 63.4%; risk-free interest rates of 1.77% to 2.19%; and no dividends during the expected term. As stock-based compensation expense recognized in the consolidated statement of operations pursuant to SFAS No. 123(R) is based on awards ultimately expected to vest, expense for grants beginning upon adoption of SFAS No. 123(R) on February 1, 2006 will be reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience.

A summary of the Company’s stock option activity is as follows:

		Weighted Ave.	Aggregate
	# of Shares	Exercise Price	Intrinsic Value

Outstanding as of January 31, 2008	4,650,000	$0.61	$0
Granted	771,038	$0.68	$0
Exercised	0	$0.00
Cancelled	0	$0.00

Outstanding as of April 30, 2008	5,421,038	$0.62	$0

Exercisable as of April 30, 2008	2,137,500	$0.55	$0

Additional information regarding options outstanding as of April 30, 2008 is as follows:

		Options outstanding		Options exercisable
		Weighted average	Weighted		Weighted
Range of		remaining	average		average
exercise	Number	contractual	exercise	Number	exercise
prices	outstanding	life (years)	price	exercisable	price

$0.35	250,000	8.75	$0.35	125,000	$0.35
$0.50	2,150,000	8.40	$0.50	1,700,000	$0.50
$0.65-$0.70	2,021,038	9.15	$0.66	1,317,760	$0.66
$0.85	750,000	9.50	$0.85	375,000	$0.85
$0.94	250,000	9.50	$0.94	62,500	$0.94

	5,421,038	8.9	$0.62	3,580,260	$0.60

The weighted-average grant-date fair value of options granted during the three months ended April 30, 2008 was $0.68. At April 30, 2008 there was $418,447 of total unrecognized compensation costs related to non-vested stock options granted under the Plan, which will be recognized over a period not to exceed three years. At April 30, 2008, 4,578,962 shares were available for future grants under the Stock Option Plan.

NOTE 9 – SUBSEQUENT EVENT

In May 2008, Firstgold issued a convertible debenture in the principal amount of $1,000,000 and bearing interest of 10% per annum.  The Debenture and accrued interest are convertible into shares of Firstgold common stock at a conversion rate of $0.80 per share.  The Debentures are due and payable 20 months from the date of issue unless they are converted into shares of the Company’s common stock or are repaid prior to their expiration date.  Additionally, the investors were issued warrants to purchase an aggregate of 1,100,000 shares of Firstgold common stock exercisable at $0.80 per warrant.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Caution About Forward-Looking Statements

This Form 10-Q includes “forward-looking” statements about future financial results, future business changes and other events that haven’t yet occurred.  For example, statements like Firstgold “expects,” “anticipates” or “believes” are forward-looking statements.  Investors should be aware that actual results may differ materially from Firstgold's expressed expectations because of risks and uncertainties about the future.  Firstgold does not undertake to update the information in this Form 10-Q if any forward-looking statement later turns out to be inaccurate.  Details about risks affecting various aspects of Firstgold’s business are discussed in Firstgold’s form 10-KSB as well as throughout this Form 10-Q and should be considered carefully.

Overview

We are an exploration-stage company engaged in the acquisition, exploration and, if warranted, development of various mining properties located in the State of Nevada.  We are currently conducting a comprehensive exploration and development program on various mineral leases associated with our Relief Canyon Mine property located near Lovelock, Nevada. Since February 1, 2007 we have completed drilling 83 reverse circulation drill holes .  We have also drilled a total of  57 sonic holes reverse circulation holes in the existing heap leach pads to assess the economic potential of reprocessing the ore and extracting any remaining gold.  These drill results will be added to the historic drill hole database to help develop a new mining plan for Relief Canyon Mine property.

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

On January 11, 2008 we secured claims on approximately 2,300 acres of potentially mineralized ground near Fairview, Nevada referred to as the Fairview-Hunter property.  We are conducting preliminary sampling of the area.  During the course of the property evaluation, rock chip samples were collected.  The next phase of this project will be to conduct extensive mapping of the area’s bedrock geology.

Additionally, we plan to conduct an airborne geophysical survey to map the magnetic character of the rocks.  Geochemical exploration efforts will continue with more rock chip sampling as well as an in-depth soil sampling survey.

On February 22, 2008, we secured claims on approximately 3,300 acres of potentially mineralized ground north of Winnemucca, Nevada referred to as the Honorine Gold property.  We are conducting preliminary sampling of the area.  During the course of the property evaluation, rock chip samples were collected.  The next phase of this project will be to conduct extensive mapping of the area’s bedrock geology.  Additionally, we plan to conduct an airborne geophysical survey to map the magnetic character of the rocks.  Geochemical exploration efforts will continue with more rock chip sampling as well as an in-depth soil sampling survey.

Plan of Operations for the Next Twelve Months

Certain key factors and objectives will affect our future financial and operating results.  These include, but are not limited to the following:

●	Gold prices, and to a lesser extent, silver prices;

●	Current mineralization at the Relief Canyon Mine are estimated by us (based on past exploration by Firstgold and work done by others).

●
Our proposed exploration of properties now include 146 mill site and unpatented mining claims contained in about 1,000 acres of the Relief Canyon Property; the 25,000 acre Antelope Peak property; and approximately 4,200 acres in the Horse Creek area of Nevada.

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

●
We expect to make capital expenditures in calendar years 2008 and 2009 of between $5 million and $10 million, including costs related to the exploration, development and operation of the Relief Canyon mining property.  We will have to raise additional outside capital to pay for these activities and the resumption of exploration activities and possible future production at the Relief Canyon mine.

●
Additional funding or the utilization of other venture partners will be required to fund exploration, research, development and operating expenses at the Horse Creek,  Antelope Peak, Fairview-Hunter and Honorine Gold properties when and if such activity is commenced at these properties. In the past we have been dependent on funding from the private placement of our securities as well as loans from related and third parties as the sole sources of capital to fund operations.

●	Completion of the ore processing facility at the Relief Canyon site and installation of a new jaw crushing unit.

●	Completion of a state-of-the-art mineral assay laboratory being installed in 10,000 square feet of leased space outside of Lovelock, Nevada.

Results of Operation

Our current business strategy is to invest in, explore and if warranted, conduct mining operations of our current mining properties and other mineral producing properties.  Firstgold is a public company that in the past has been engaged in the exploration, acquisition and development of gold-bearing properties in the continental United States.  Currently, our principal assets include various mineral leases associated with the Relief Canyon Mine located near Lovelock, Nevada along with various items of mining equipment and improvements located at that site.  We have also entered into (i) a mineral lease to explore approximately 25,000 acres of property located in Elko County, Nevada; ii) the staking of approximately 4200 acres of property located in Humboldt County, Nevada; (iii) claims to explore 2300 acres of property located near Fairview, Nevada; and (iv) mineral leases on 3300 acres of property located near Winnemucca, Nevada.

Operating Results for the Fiscal Quarters Ended April 30, 2008 and 2007

Although we commenced efforts to re-establish our mining business early in fiscal year 2004, no mining operations have commenced and no revenues from mining operations have been recognized during the quarters ended April 30, 2008 and 2007, respectively.  We have granted a 4% net smelting return royalty to a third party related to the Relief Canyon mining property which has been recorded as an $800,000 deferred option income.  During the first quarter of fiscal year 2009 we recognized revenue of $275,793 from the leasing of drill rigs and crew to other nearby mining operations.

During the quarter ended April 30, 2008 we spent $1,391,411 for exploration, reclamation and maintenance expenses related to our mining properties.  Reclamation and maintenance expenses expended during the same quarter ended April 30, 2007 were $126,681.  These expenses relate primarily to exploration, maintenance and retention costs required to maintain our mining claims.  The increase in costs was due to extensive building and facility expansion at the Relief Canyon mine and significant exploration drilling.  During the quarter ended April 30, 2008 we expended approximately $56,250 on preliminary exploration activities at the Antelope Peak, Horse Creek, Fairview-Hunter and Honorine Gold properties.  We incurred operating expenses of $1,466,154 during the quarter ended April 30, 2008.  Of this amount, $78,299 reflects promotion expense, $228,460 reflects officer and director compensation during the quarter and $394,378 reflect fees for outside professional services.  $259,798 of the outside professional services reflects legal costs associated with the litigation involving the Crescent Red Caps LLC.    We incurred operating expenses of $985,685 during the quarter ended April 30, 2007.  Of this amount, $222,933 reflects outside director compensation expense, $188,769 reflects promotion expense, $93,500 reflects officer compensation and related payroll taxes during the quarter and $124,533 reflect fees for outside professional services.

A large portion of the outside professional services reflects legal and accounting work pertaining to our annual and quarterly reporting on Form 10-KSB and Form 10-QSB occurring in fiscal year 2008 as well as the preparation and filing of a Form SB-2.  It is anticipated that both mining costs and operating expenses will increase significantly as we continue our exploration program and prepare for mining operations.

We incurred interest expense of $34,606 during the quarter ended April 30, 2008 which compares to interest expenses of $247,959 incurred during the same quarter of 2007.  The principal balance of loans outstanding during the first quarter of fiscal year 2009 decreased by $2,827,609 to $950,797 compared to a principal balance of $3,778,406 outstanding at the end of the first quarter of fiscal year 2008, which was primarily the result of a decrease in convertible debentures.  The decrease in interest expense during the quarter ended April 30, 2008 was primarily due to the decrease in the principal balance of loans outstanding during the period offset by the write-off of unamortized debt costs related to convertible debt which was converted in full during the period.

Our total net loss for the quarter ended April 30, 2008 decreased to $2,595,314 compared to a net loss of $2,977,614 incurred for the same quarter ended April 30, 2007.  The larger net loss in the first quarter of fiscal 2008 reflects the increase in the adjustment to fair value of derivatives of $1,623,255.  In addition, the decrease in net loss for the quarter ended April 30, 2008 reflects the net sales revenue recognized during the quarter compared to no revenues recorded in the same quarter of 2007.

Liquidity and Capital Resources

We have incurred significant operating losses since inception and during the three months ended April 30, 2008 which has resulted in an accumulated deficit of $33,986,454 as of April 30, 2008.  At April 30, 2008, we had cash and other current assets of $1,897,342 compared to $1,125,613 at January 31, 2008 and net working capital of $412,145 as of April 30, 2008.  Since the resumption of our business in February 2003, we have been dependent on borrowed or invested funds in order to finance our ongoing operations.  As of April 30, 2008, we had outstanding debentures and notes payable in the gross principal amount of $950,797 (net balance of $817,624 after $(148,480) of deferred financing costs) which reflects a decrease in the gross principal balance of $2,827,609 compared to notes payable in the gross principal amount of $3,778,406, (net balance of $5,958,845 after $(2,365,659) of note payable discount and deferred financing costs and $4,546,098 of derivative liabilities) as of April 30, 2007.

By attempting to resume mining operations, we will require approximately $5 million to $10 million in working capital above the amounts realized during calendar year 2008 to bring the Relief Canyon Mine into full production and carry out planned exploration on our other properties.  We believe we have sufficient working capital to fund our current business plan for Relief Canyon.  However, should additional funds become necessary, our intention would be to pursue several possible funding opportunities including the sale of additional securities, entering into joint venture arrangements, or incurring additional debt.

Due to our continuing losses from business operations, the independent auditor’s report dated May 15, 2008, includes a “going concern” explanation relating to the fact that Firstgold’s continuation is dependent upon obtaining additional working capital either through significantly increasing revenues or through outside financing.  As of April 30, 2008, Firstgold’s principal commitments included its obligation to pay ongoing maintenance fees on 146 unpatented mining claims, the annual minimum rent due on the Winchell Ranch  mineral lease and mortgage payments relating to its offices in Lovelock, Nevada.

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

Recent financing Transactions

During February, March and April of 2008, Firstgold received gross proceeds of $8,042,897 upon the private placement of Units consisting of 12,373,689 shares of common stock and warrants to purchase 6,186,845 shares of common stock at an exercise price of $0.80 per share.   The warrants have a term of 18 months.

On May 1, 2008, we issued a Convertible Debenture in the principal amount of $1,100,000 and bearing interest or 10% per annum. The transaction included the issuance of warrants to purchase 1,100,000 shares of Firstgold common stock at an exercise price of $1.00 per share.

Off-Balance Sheet Arrangements

During the fiscal quarter ended April 30, 2008, Firstgold did not engage in any off-balance sheet arrangements as defined in Item 303(c) of the SEC’s Regulation S-B.

Critical Accounting Policies

The discussion and analysis of our financial conditions and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States.  The preparation of financial statements requires management to make estimates and disclosures on the date of the financial statements.  On an on-going basis, we evaluate our estimates, including, but not limited to, those related to revenue recognition.  We use authoritative pronouncements, historical experience and other assumptions as the basis for making judgments.  Actual results could differ from those estimates.  We believe that the following critical accounting policies along with those set forth in Note 3 to the financial statements, affect our more significant judgments and estimates in the preparation of our financial statements.

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

ITEM 4T.         CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

Firstgold maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the chief executive officer (CEO) and the chief financial officer (CFO), allowing timely decisions regarding required disclosure.  As discussed in Firstgold’s Annual Report on Form 10-KSB for the year ended January 31, 2008, based on evaluation carried out by the CEO and CFO, of the effectiveness of our disclosure controls and procedures, the CEO and CFO have concluded that Firstgold’s disclosure controls and procedures are ineffective.

Changes in Internal Control Over Financial Reporting.

Firstgold is in the process of developing and implementing remediation plans to address our material weaknesses. Management has taken the following actions described below to improve the internal controls over financial reporting.
  Improve period-end closing procedures by ensuring that account reconciliations and analyses for significant financial statement accounts are prepared on a timely basis and reviewed for completeness and accuracy by qualified accounting personnel.
  Hire additional qualified accounting personnel to create an improved segregation of duties environment.
  Implement a new mining industry based accounting and financial reporting software system to address the expansion of Firstgold’s business.
PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

On February 8, 2007, a complaint was filed against ASDi, LLC, Crescent Red Caps LLC, Firstgold, and Scott Dockter by the Lessors of the Crescent Valley and Red Caps mining properties.  The complaint was filed in the Sixth Judicial District Court of Lander County, Nevada (Case No. 9661).  In the complaint, the plaintiffs allege that ASDi, LLC wrongfully assigned its lessee rights in the Crescent Valley and Red Caps mining properties to Crescent Red Caps LLC (of which Firstgold is the Managing Member).  The complaint sought the termination of the leasehold rights granted to ASDi, LLC and quiet title and punitive damages. In late March 2008, the parties reached a settlement agreement and the case was dismissed by the Court on April 4, 2008.

As a result of the Settlement, Firstgold paid $150,000 to Plaintiffs and Firstgold, ASDi, LLC and Crescent Red Caps LLC relinquished all right, title and interest in the Red Caps and Crescent Valley leases to the plaintiffs.  Consequently, Firstgold no longer has any interest in these leases and will not pursue any further exploration activity on such leased property.

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

ITEM 1A.    FACTORS AFFECTING FUTURE OPERATING RESULTS

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

As an exploration stage company with no proven mineral reserves, we may not be able to prove viable mineral reserves or achieve positive cash flows and our limited history of operations makes evaluation of our future business and prospects difficult.  We reactivated our business operations in early 2003 and we have not generated any revenues, other than leasing certain of our drill rigs and crew for short periods of time, since our reactivation.  As a result, we have only a limited operating history upon which to evaluate our future potential performance.  Our prospects must be considered in light of the risks and difficulties encountered by companies which have not yet established their mining operations.

We will need additional funds to finance our future mining and exploration activities.  We currently have cash reserves and a working capital surplus of $412,146 as of April 30, 2008.  However, our ability to fully implement our business plan and meet our long-term obligations in the ordinary course of business is dependent upon our ability to raise additional capital through public or private equity financings, establish cash flows from operations, enter into joint ventures or other arrangements with capital sources, or secure other sources of financing to fund operations. Our continuing reliance on outside capital is a consequence of our negative cash flows from operations.

At any time, a serious deficiency in cash flows could occur and it is not always possible or convenient to raise additional capital.  A problem in raising capital could result in temporary or permanent insolvency and consequently potential claims by unpaid creditors and perhaps closure of the business.

Our current independent certified public accountants have expanded their opinion contained in our financial statements as of and for the years ended January 31, 2008, and January 31, 2007 to include an explanatory paragraph related to our ability to continue as a going concern, stating, in the audit report dated May 15, 2008, that “the Company has incurred a net loss of $7,632,537 and had negative cash flow from operations of $4,832,217.  In addition, the Company had an accumulated deficit of $31,391,142 and a shareholders’ surplus of $5,174,290 at January 31, 2008.”  These factors, among others, as discussed in “Note 2- Going Concern” to the financial statements, raise substantial doubt about our ability to continue as a going concern.  The auditors recognize that the cash flow uncertainty makes their basic assumptions about value uncertain.  When it seems uncertain whether an asset will be used in a “going concern” or sold at auction, the auditors assume that the business is a “going concern” for purposes of all their work, and then they disclose that there is material uncertainty about that assumption.  It is certain, in any case, that analysts and investors view unfavorably any report of independent auditors expressing substantial doubt about a company's ability to continue as a going concern.

The price of gold has experienced an increase in value over the past five years, generally reflecting among other things relatively low interest rates in the United States; worldwide instability due to terrorism; inflation affecting the US dollar and a slow recovery from the global economic slump.  Any significant drop in the price of gold may have a materially adverse affect on the results of our operations unless we are able to offset such a price drop by substantially increased production.

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

Our mining property rights consist of 146 mill site and unpatented mining claims at the Relief Canyon Mine, our leasehold interest in the Antelope Peak, Fairview-Hunter and Honorine Gold properties, and recently staked claims in the Horse Creek area of Nevada.  The validity of unpatented mining claims is often uncertain and is always subject to contest.  Unpatented mining claims are generally considered subject to greater title risk than patented mining claims, or real property interests that are owned in fee simple.  If title to a particular property is successfully challenged, we may not be able to carryout exploration programs on such property or to retain our royalty or leasehold interests on that property should production take place, which could reduce our future revenues.

Mining is subject to extensive regulation by state and federal regulatory authorities.  State and federal statutes regulate environmental quality, safety, exploration procedures, reclamation, employees’ health and safety, use of explosives, air quality standards, pollution of stream and fresh water sources, noxious odors, noise, dust, and other environmental protection controls as well as the rights of adjoining property owners.  We believe that we are currently operating in substantial compliance with all known safety and environmental standards and regulations applicable to our Nevada property.  However, there can be no assurance that our compliance could not be challenged or that future changes in federal or Nevada laws, regulations or interpretations thereof will not have a material adverse affect on our ability to resume and sustain mining operations.

The business of gold mining is subject to certain types of risks, including environmental hazards, industrial accidents, and theft.  We carry insurance against certain property damage loss (including business interruption) and comprehensive general liability insurance.  While we maintain insurance consistent with industry practice, it is not possible to insure against all risks associated with the mining business, or prudent to assume that insurance will continue to be available at a reasonable cost.  We have not obtained environmental liability insurance because such coverage is not considered by management to be cost effective.  We currently carry insurance on our property, plant and equipment as well as comprehensive general liability insurance.

As of May 1, 2008, Firstgold had approximately 130,717,460 shares of Common Stock outstanding and options and warrants to purchase a total of 52,195,756 shares of our Common Stock were outstanding as of May 1, 2008.  The possibility that substantial amounts of our outstanding Common Stock may be sold by investors or the perception that such sales could occur, often called "equity overhang," could adversely affect the market price of our Common Stock and could impair our ability to raise additional capital through the sale of equity securities in the future.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES

During February, and March of 2008, Firstgold issued a total of 12,019,843 units at a price of $0.65 per unit.  Each unit consisted of one share of Firstgold common stock and ½ warrant to purchase a share of Firstgold common stock at an exercise price of $0.80 per share.  Firstgold raised gross proceeds of $7,712,797 from the same of the units.  From this amount, Firstgold paid a Selling Agent Fee of $539,896 and issued 1,201,984 broker warrants to the Selling Agent as compensation units.  The warrants expire eighteen (18) months from the date of issuance. These units were offered and sold exclusively to individuals residing or entities formed outside the United States and were not deemed to be “U.S. persons” as that term is defined under Regulation S.  Each investor represented that it was purchasing such shares for its own account.  Both the offer and the sale of the Firstgold shares were made outside the United States and were deemed to be “offshore transactions” as that term is defined under Regulation S under the Securities Act of 1933 (the “Securities Act”).  The share certificates contain a legend indicating that such shares can only be transferred in compliance with the provisions of Regulation S. In light of the foregoing, such sales were deemed exempt from registration pursuant to Regulation S of the Securities Act.  The shares were deemed to be “restricted shares” as defined in Rule 144 under the Securities Act.

In April 2008, Firstgold issued 707,846 units at a price of $0.65 per unit.  Each unit consisted of one share of Firstgold common stock and ½ warrant to purchase a share of Firstgold common stock at an exercise price of $0.80 per share.  The warrants expire (18) months from the date of issuance.  Firstgold raised gross proceeds of $460,100 from the sale of the units and paid a finder’s fee of $32,207. The issuance of stock and warrants were made without any public solicitation to a limited number of investors or related individuals or entities.  Each investor represented to us that the securities were being acquired for investment purposes only and not with an intention to resell or distribute such securities.  Each of the individuals or entities had access to information about our business and financial condition and was deemed capable of protecting their own interests.  The stock and warrants were issued pursuant to the private placement exemption provided by Section 4(2) and Regulation D there under or Section 4(6) of the Securities Act.  These are deemed to be “restricted securities” as defined in Rule 144 under the Securities Act and the warrant certificates and stock certificates bear a legend limiting the resale thereof.

ITEM 5.    OTHER INFORMATION

In January 2008, Firstgold filed an application to become listed on the Toronto Stock Exchange (“TSX”).  This application had been pending with the TSX while Firstgold satisfied various listing requirements, including securing additional capital.  Subsequent to the end of the first fiscal quarter, on May 12, 2008, the TSX approved Firstgold’s application for listing its common shares and, effective May 14, 2008, Firstgold’s shares became listed for trading under the symbol “FGD”.  Firstgold’s common stock continues to be listed for trading on the OTC Bulletin Board market under the symbol “FGOC”.

During the quarter ended April 30, 2008, Firstgold adopted a 401k retirement savings plan. The Plan is available to all Firstgold employees and is voluntary. The Plan does not provide for any matching or other contributory obligation by Firstgold. Firstgold will pay the administrative costs of implementing and operating the Plan.

ITEM 6.    EXHIBITS

10.22	Employment Agreement for Stephen Akerfeldt.
10.23	Revised Employment Agreement for A. Scott Dockter.
10.24	Voting Trust and Escrow Agreement for A. Scott Dockter.
10.25	Form of Subscription Agreement for Regulation S offering in February 2008.
10.26	Convertible Debenture Dated May 1, 2008
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of2002.
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of2002.
32.	Certification by CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRSTGOLD CORP.

Dated: June 23, 2008	By:	/s/ Stephen Akerfeldt
Stephen Akerfeldt, Chief Executive Officer

/s/ James Kluber
James Kluber, Principal Accounting Officer and Chief Financial Officer