Form 10KSB/A
period 2008-01-31
FIRSTGOLD CORP.
filed 2008-07-21
CIK 878808

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 2

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

Documents Incorporated by Reference

Certain exhibits required by Item 13 have been incorporated by reference from Firstgold’s previously filed Form 8-K’s, Form 10-QSB and Form 10-KSB.

TABLE OF CONTENTS

Page of Report

EXPLANATORY NOTE	II

PART II	1
ITEM 7. FINANCIAL STATEMENTS	1

SIGNATURES	2

i

EXPLANATORY NOTE

This Amendment No. 2 to the Registrant’s Form 10-KSB (this “Amendment”) amends our Annual Report on Form 10-KSB for the fiscal year ended January 31, 2008 (the “2008 Form 10-KSB”) originally filed on May 15, 2008 (the “Original Filing”).  We are filing this Amendment to include a revised Audit Report for the January 31, 2008 year-end financial statements.  The revised Audit Report clarifies that the year-end audit did not include, and was not required to include, an accountant’s opinion on the effectiveness of the Registrant’s internal controls over financial reporting.  The financial statements remain unchanged.

Except with respect to this change, this Form 10-KSB/A does not attempt to modify or update any other disclosures set forth in the original 2008 Form 10-KSB filing as previously amended on May 30, 2008.  Additionally, this Form 10-KSB/A does not purport to provide a general update or discussion of any other developments in the Registrant’s business subsequent to the Original Filing.

ii

PART II

ITEM 7. FINANCIAL STATEMENTS

FIRSTGOLD CORP.
FINANCIAL STATEMENTS
FOR THE YEARS ENDED
JANUARY 31, 2008 AND 2007

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Firstgold Corp.

We have audited the balance sheets of Firstgold Corp. (a development stage company) (the “Company”) as of January 31, 20078 and 2007, and the related statements of operations, comprehensive loss, shareholders' deficit, and cash flows for each of the two years in the period ended January 31, 2008 and the period from January 1, 1995 to January 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

HUNTER & RENFRO, LLP
Sacramento, California
May 15, 2008

F-1

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this second amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRSTGOLD CORP.

Date: July 18, 2008	By:	/s/ Stephen Akerfeldt
Stephen Akerfeldt
Chief Executive Officer

In accordance with the Exchange Act, this second amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen Akerfeldt	Chairman of the Board	July 18, 2008
Stephen Akerfeldt	and Chief Executive Officer

/s/ James W. Kluber	Secretary and Chief Financial Officer	July 17, 2008
James W. Kluber	(Principal Financial & Accounting Officer)

/s/ Terrence Lynch	Director	July 18, 2008
Terrence Lynch

/s/ Donald Heimler	Director	July 18, 2008
Donald Heimler

/s/ Fraser Berrill	Director	July 21, 2008
Fraser Berrill

	Director	July __, 2008
Kevin Bullock

2