Form 10-Q
period 2008-07-31
FIRSTGOLD CORP.
filed 2008-09-22
CIK 878808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2008

Commission File Number  0-20722

FIRSTGOLD CORP.
(Exact name of small business issuer as specified in its charter)

DELAWARE	16-1400479
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3108 Ponte Morino Drive, Suite 210 Cameron Park, CA	95682
(Address of Principal Executive Offices)	Zip Code

Issuer's telephone number:	(530) 677-5974

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

YES      X         NO _____

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)

YES _____    NO      X

Common stock, $0.001 par value, of which 130,845,543 were issued and outstanding as of August 29, 2008.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer _____	Accelerated filer _____

Non-accelerated filer _____	Smaller reporting company X

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

FIRSTGOLD CORP.

FIRSTGOLD CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

	July 31	January 31,
	2008	2008
	(unaudited)
ASSETS

Current assets:
Cash	$114,765	$383,223
Receivables	146,211	196,811
Deposits	259,769	295,281
Prepaid expense	268,974	242,577
Inventory	208,026	7,721

Total current assets	997,745	1,125,613

Property, plant and equipment, net of accumulated depreciation of $443,670 and $205,084 at July 31 and January 31, 2008, respectively	11,513,110	8,438,997

Other Assets
Restricted cash	687,064	674,850
Deferred reclamation costs	680,326	680,326

Total other assets	1,367,390	1,355,176

Total assets	$13,878,245	$10,919,786

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
Accounts payable	$2,171,920	$2,730,596
Accrued expenses	635,931	538,987
Notes payable	1,420,945	163,726

Total current liabilities	4,228,796	3,433,309

Long-term liabilities
Convertible debenture net of deferred financing costs of
$165,567 and $148,480 at July 31 and January 31, 2008, respectively	563,396	694,211
Accrued reclamation costs	680,326	680,326
Deferred revenue	800,000	937,650

Total long-term liabilities	2,043,722	2,312,187

Total liabilities	6,272,518	5,745,496

FIRSTGOLD CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

	July 31,	January 31,
	2008	2008
	(unaudited)

Commitments and contingencies

Shareholders' surplus (deficit)
Common stock, $0.001 par value
250,000,000 shares authorized at January 31, 2008 and 2007, respectively
130,845,543 and 117,432,317 shares issued and outstanding at
July 31 and January 31, 2008, respectively	130,845	117,432
Additional paid in capital	44,313,628	36,447,996
Deficit accumulated during the exploration stage	(36,838,746)	(31,391,142)

Total shareholders' surplus	7,605,727	5,174,290

Total liabilities and shareholders' surplus	$13,878,245	$10,919,786

FIRSTGOLD CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
For the Six and Three Months Ended July 31, 2008 and 2007
and for the Period from January 1, 1995 to July 31, 2008

					For the Period
	For the Six Months Ended		For the Three Months Ended		From January 1,
	July 31,		July 31,		1995 to July
	2008	2007	2008	2007	31, 2008
Net Sales	$645,360	$-	$369,567	$-	$1,196,639

Exploration and maintenance costs	3,013,513	463,815	1,622,102	337,134	7,102,865

Gross loss	(2,368,153)	(463,815)	(1,252,535)	(337,134	(5,906,226)
Operating expenses	(2,968,926)	(2,211,602)	(1,497,520)	(1,225,917)	(24,551,900)

Loss from operations	(5,337,079)	(2,675,417)	(2,750,055)	(1,563,051)	(30,458,129)

Other (expense)
Interest income	22,532	83,306	1,469	77,340	301,203
Dividend income					30,188
Gain on settlement of obligations	22,851		22,851		1,149,375
Other income					6,565
Adjustments to fair value of derivatives	-	(703,992)	-	919,263	(1,357,903)
Interest expense	(155,910)	(523,539)	(121,305)	(275,580)	(4,031,366)
Loss from joint venture					(859,522)
Loss on sale of marketable securities					(281,063)
Bad debt expense					(40,374)
Loss on disposal of plant, property
and equipment					(334,927)
Loss on disposal of bond					(21,000)

Total other income (expense)	(110,527)	(1,144,225)	(96,985)	(721,023)	(5,438,824)

Net loss	$(5,447,606)	$(3,819,642)	$(2,847,040)	$(842,028)	$(35,896,953)

Basic and diluted loss per share	$(0.04)	$(0.04)	$(0.02)	$(0.01)

Basic and diluted weighted-
average shares
outstanding	128,079,528	87,133,248	130,729,904	93,940,374

FIRSTGOLD CORP.
(A DEVELOPMENT STAGE COMPANY)
 STATEMENTS OF CASH FLOWS
For the Six Months Ended July 31, 2008 and 2007
and for the Period from January 1, 1995 to July 31, 2008

			For the Period
	For the Six Months Ended July 31,		From January 1, 1995
	2008	2007	to July 31, 2008
Cash flows from operating activities
Net loss	$(5,447,606)	$(3,819,642)	$(33,044,661)
Adjustments to reconcile net loss to net cash
used in operating activities:
Accretion of warrants issued as a debt discount	21,461	21,461	1,341,606
Accretion of beneficial conversion	-	-	107,468
Accretion of debt discount	-	119,919	531,110
Adjustments to fair value of derivatives	-	703,992	1,357,904
Loss from joint venture	-	-	859,522
Loss on sale of marketable securities	-	-	281,063
Depreciation and amortization	246,069	111,213	509,399
Loss on disposal of property, plant and equipment	-	-	334,927
Impairment in value of property, plant and equipment	-	-	807,266
Loss on disposal of bond	-	-	21,000
Impairment in value of Relief Canyon Mine	-	-	3,311,672
Impairment in value of joint investments	-	-	490,000
Bad debt	-	-	40,374
Assigned value of stock and warrants exchanged for services	-	358,062	2,108,452
Assigned value of stock options issue for compensation	116,639	55,039	895,864
Gain on write off of note payable	-	-	(7,000)
Judgment loss accrued	-	-	250,000
(Increase) decrease in:
Restricted cash	(12,214)	(423,869)	(674,850)
Receivables	50,600	100,000	(54,383)
Deposits	35,512	(100,000)	(94,468)
Deferred reclamation costs	-	-	214,848
Prepaid expenses	(26,397)	6,360	(284,909)
Inventory	(200,305)	-	(289,362)
Reclamation bonds	-	-	185,000
Other assets	-	-	(1,600)
Increase (decrease) in:
Accounts payable	(558,676)	(133,812)	517,662

Accrued expenses	96,944	70,730	1,063,320

Net cash used by operating activities	(5,677,973)	(2,662,923)	(19,160,132)

Cash flows from investing activities
Proceeds from sale of marketable securities	-	-	34,124
Investment in marketable securities	-	-	(315,188)
Advances from shareholder	-	-	7,436
Contribution from joint venture partner	-	-	775,000
Purchase of joint venture partner interest	-	-	(900,000)
Capital expenditures	(3,312,699)	(965,185)	(13,966,483)
Proceeds from disposal of property, plant and equipment	-	-	278,783
Investments in joint ventures	-	-	(490,000)
Note receivable	-	-	(268,333)
Repayment of note receivable	-	-	268,333

Net cash used by investing activities	(3,312,699)	(965,185)	(14,576,328)

Cash flows from financing activities
Proceeds from the issuance of common stock	7,621,515	10,992,988	28,258,782
Proceeds from notes payable	1,405,966	960,000	8,646,733
Principal repayments of notes payable	(167,617)	(8,757)	(2,631,443)
Repayment of advances to affiliate	-	-	(231,663)
Deferred revenue	(137,650)	-	800,000

Net cash provided by financing activities	8,722,214	11,944,231	34,842,409

Net increase in cash	(268,458)	8,316,123	1,175,307

Cash, beginning of year	383,223	150,647	6,687

Cash, end of year	$114,765	$8,466,770	$1,168,620

FIRSTGOLD CORP.
(A DEVELOPMENT STAGE COMPANY)
 STATEMENTS OF CASH FLOWS
For the Six Months Ended July 31, 2008 and 2007
and for the Period from January 1, 1995 to July 31, 2008

Supplemental cash flow information for the three months ended July 31, 2008 and 2007 and January 1, 1995 through April 30, 2008 as follows:

			For the Period
			From January 1,
	For the Six Months Ended July 31,		1995 to July
	2008	2007	31, 2008

Cash paid for interest	$-	$-	$161,107
Cash paid for income taxes	$-	$-	$-

Non Cash Investing and Financing Activities:
Conversion of related party note payable to common stock, including interest payable of $446,193	$-	$-	$2,093,573
Conversion of convertible debentures to common stock, including interest of $217,151	$-	$450,000	$4,359,609
Issuance of warrants as financing costs in connection with convertible debt	$-	$-	$2,093,573
Issuance of common stock as payment for settlement of liabilities	$63,999	$-	$2,093,573

FIRSTGOLD CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
For the Six Months Ended July 31, 2008

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

NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis.  During the years ended January 31, 2008 and 2007 and the period from January 1, 1995 to January 31, 2008, Firstgold incurred net losses of approximately $7,632,537, $4,728,070,  and $30,449,347, respectively.  In addition, Firstgold has been in the exploration stage since inception and through July 31, 2008.  Information for the six months ended July 31, 2008 include a net loss of $5,447,606, negative cash flows from operations of $5,677,973 and a deficit accumulated during the exploration stage of $36,638,746.  The Company's ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  The outcome of these matters cannot be predicted with any certainty at this time.  Since inception, the Company has satisfied its capital needs by issuing equity and debt securities.

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

The following common stock equivalents were excluded from the calculation of diluted loss per share since their effect would have been anti-dilutive:

	2008	2007
Warrants	49,332,841	39,183,820
Stock options	5,751,038	3,825,000

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

In December 2007, the FASB released FAS 141R, “Business Combinations” and FAS 160, “Non-controlling Interests in Consolidated Financial Statements.”  Both standards will be effective for transactions that occur after January 1, 2009.  FAS 141R applies to all business combinations and will require the acquiring entity to recognize the assets and liabilities acquired at their respective fair value.  This standard changes the accounting for business combinations in several areas.  If we complete an acquisition after the effective date of FAS 141R, some of these changes could result in increased volatility in our results of operations and financial position.  For example, transaction costs, which are currently capitalized in a business combination, will be expensed as incurred.  Additionally, pre-acquisition contingencies (such as in-process lawsuits acquired) and contingent consideration (such as additional consideration contingent on specified events in the future) will be recorded at fair value at the acquisition date, with subsequent changes in fair value reflected in our results of operations.  Under current accounting guidance, adjustments to these contingencies are reflected in the allocation of purchase price if they occur within a certain period of time after the acquisition date.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment was recorded at $11,956,780 and $1,914,064 at July 31, 2008 and 2007, respectively.  Depreciation expense was $443,670 and $55,735 for the six months ended July 31, 2008 and 2007, respectively

NOTE 5 - NOTES PAYABLE

Notes payable consist of the following at July 31, 2008:

Note payable	$250,000

The note bears interest at 12% and is due January 2009. The note along with the Convertible Debenture issued in May 2008 (see Note 6 below) is secured by all property of Firstgold.

Equipment notes payable	60,298

The first note does not bear any interest and is due in December 2010. The second note bears interest at 8.6% and is due June 2011. The loans are secured by a Caterpillar loader and backhoe.

Insurance premium note payable	55,966
The note bears interest at 5.6%, is payable in monthly installments of $6,218 and is due February 2009.

Total notes payable	$116,264

Firstgold recorded interest expense of $121,305 and $155,910 for the three months and six months ended July 31, 2008 compared to interest expense of $275,580 and $523,539 for the three months and six months ended July 31, 2007.

NOTE 6 – CONVERTIBLE DEBENTURES

September 2006 Convertible Debenture
In September 2006, Firstgold entered into a Securities Purchase Agreement (the “Purchase Agreement”) and other agreements, as amended on November 1, 2006, in connection with the private placement of convertible debentures, in the aggregate principal amount of $3,000,000 and bearing interest at 8% per annum (the “Debenture”).  The Debentures were funded $1,000,000 on September 26, 2006, $1,000,000 upon the filing of a resale registration statement with the SEC on December 1, 2006 and $1,000,000 on March 15, 2007.  Of the $1,000,000 funded on September 26, 2006, $120,000 was paid for various loan fees and closing costs; of the $1,000,000 funded December 1, 2006, $90,000 was paid for various loan fees and closing costs; and of the $1,000,000 funded March 19, 2007, $90,000 was paid for various loan fees and closing costs.

The Debentures were due and payable three years after the issue date unless converted into shares of common stock or repaid prior to its expiration date.  The conversion rate was adjustable and at any conversion date, would be the lower of $0.45 per share or 95% of the Market Conversion Price.  On July 13, 2007 $450,000 of the Debenture dated March 15, 2007 was converted into 1,000,000 shares of common stock. On September 13, 2007 the $1,000,000 Debenture dated September 26, 2006 was converted into 2,222,222 shares of common stock. On October 12, 2007 $450,000 of the Debenture dated December 1, 2006 was converted into 1,000,000 shares of common stock. On October 16, 2007 $450,000 of the Debenture dated December 1, 2006 was converted into 1,000,000 shares of common stock. On October 30, 2007 1,444,444 shares of common stock were issued in conversion of the remaining $650,000 in principal of outstanding Secured Convertible Debentures.  An additional 413,784 shares of common stock was issued in conversion of $186,203 of accrued interest on the Secured Convertible Debentures.

October 2006 Convertible Debentures

In October 2006, Firstgold issued convertible debentures in the aggregate principal amount of $650,000 and bearing interest of 8% per annum.  The Debentures and accrued interest are convertible into shares of Firstgold common stock at a conversion rate of $0.405 per share.  The Debentures are due and payable three years from the date of issue unless they are converted into shares of the Company’s common stock or are repaid prior to their expiration date.  Additionally, the investors were issued warrants to purchase an aggregate of 746,843 shares of Firstgold common stock exercisable at $0.45 per warrant.  The warrants were issued as financing costs and total deferred financing cost of $173,114 was recorded in relation to this debt.

May 2008 Convertible Debenture

In May 2008, Firstgold issued a convertible debenture in the principal amount of $1,100,000 and bearing interest of 10% per annum.  The Debentures and accrued interest are convertible into shares of Firstgold common stock at a conversion rate of $0.80 per share.  The Debentures are due and payable 20 months from the date of issue unless they are converted into shares of the Company’s common stock or are repaid prior to their expiration date.  Additionally, the investor was issued warrants to purchase an aggregate of 1,100,000 shares of Firstgold common stock exercisable at $1.00 per warrant.  The warrants were issued as financing costs and total deferred financing cost of $296,102 was recorded in relation to this debt.  The May 2008 Convertible Debenture along with the $250,000 Note Payable in Note 5 above is secured by all property of Firstgold.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Except for the advance royalty and rent payments noted below, Firstgold is not obligated under any capital leases or non-cancelable operating lease with initial or remaining lease terms in excess of one year as of July 31, 2008.  However, minimum annual royalty payments are required to retain the lease rights to Firstgold’s properties.

Relief Canyon Mine
Our mining property rights are represented by 141 unpatented mill site and mining lode claims which were re-staked in October 2004 and June 2006.  Unpatented mining claims are generally considered subject to greater title risks than patented mining claims or real property interests that are owned in fee simple.  To remain valid, such unpatented claims are subject to annual maintenance fees.  As of July 31, 2008, we were current in the payment of such maintenance fees.

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

In May 2008 Firstgold received proceeds of $300,000 upon the issuance of Units consisting of 461,538 shares of common stock and warrants to purchase 230,769 shares of common stock at an exercise price of $0.80 per share.  The warrants have a term of 18 months.

In May 2008 Firstgold issued 127,999 shares of common stock to one person in settlement of an existing note payable and accrued interest totaling $63,999.

Warrants
The fair market value of warrants issued during the six months ended July 31, 2008 in conjunction with the issuance of common stock was determined to be $1,836,890 and was calculated under the Black-Scholes option pricing model with the following assumptions used:

Expected life	1.5 to 1.67 years
Risk free interest rate	1.53% to 2.41%
Volatility	63.39% to 104.95%
Expected dividend yield	None

The fair value of these warrants has been recorded as both a debit and credit to additional paid in capital.

The following table presents warrant activity from January 31, 2008 through July 31, 2008:

	Number of Shares	Weighted- Average Exercise Price

Outstanding, January31, 2008	39,507,146	$0.47
Exercised	(450,000)	$(0.36)
Granted	10,275,695	$0.81
Outstanding, July 31, 2008	49,332,841	$0.54
Exercisable, July 31, 2008	49,332,841	$0.54

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

For the six months ended July 31, 2008 the Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 36 months following the grant date; stock volatility, 63.4%; risk-free interest rates of 1.77% to 2.97%; and no dividends during the expected term. As stock-based compensation expense recognized in the consolidated statement of operations pursuant to SFAS No. 123(R) is based on awards ultimately expected to vest, expense for grants beginning upon adoption of SFAS No. 123(R) on February 1, 2006 will be reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience.

A summary of the Company’s stock option activity is as follows:

		Weighted Ave.	Aggregate
	# of Shares	Exercise Price	Intrinsic Value

Outstanding as of January 31, 2008	4,650,000	$0.61	$0
Granted	1,101,038	$0.64	$0
Exercised	0	$0.00
Cancelled	0	$0.00

Outstanding as of July 31, 2008	5,751,038	$0.63	$0

Exercisable as of July 31, 2008	4,075,260	$0.59	$0

NOTE 9 – SUBSEQUENT EVENT

In August 2008, Firstgold issued two Senior Secured Promissory Notes for up to a total of $15,750,000.  Funding of the Notes will occur in five tranches of which the first occurred at the initial closing in August 2008 in the aggregate amount of $6,742,625 (the “Initial Note Amount”). Two interim fundings occurred in August and September 2008 and totaled $1,824,324.  The second tranche which is scheduled for not later than September 25, 2008, in the amount of $3,433,051 will occur upon the expiration of appeal periods applicable to certain operating and reclamation permits relating to its Relief Canyon Mine properties.  Three additional tranches of $1,250,000 each will be available during the months of November and December, 2008 and January 2009 subject to the Company achieving certain operational conditions.  The loans bear an interest rate of 4% per annum with interest payments commencing in September, 2008.  The loans will be due and payable on March 1, 2010.

In conjunction with the making of the loan, the Lenders were issued Warrants to purchase 15,000,000 shares of the Company’s common stock at an exercise price of $.4357 cents per share which may be adjusted downward based on future market conditions but in no event less than $.3961 cents per share.  The Warrants have a term of 3 years. The Warrants also provide for a Put Right in which the Warrant holder after August 7, 2009 may require the Company to repurchase the Warrants at a redemption price of $.30 per Warrant.  The Put Right is exercisable for a period of one year. In addition, participating brokers will be issued Warrants to purchase up to 1,050,000 shares of common stock having the same terms as set forth above except with no Put Right included.

In August 2008 Firstgold increased the reclamation cost deposit from $613,500 to $2,797,346 which was placed in a blocked account with its bank in Sacramento, California.

In August 2008 the May 2008 Convertible Debenture and note payable were repaid in full for the amount of $1,459,707.

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

In preparation for the resumption of ore processing at the Relief Canyon Mine, on August 7, 2007 we received an “Approval of the Relief Canyon Mine Heap reprocessing amendment to the Plan of Operations” from the Bureau of Land Management (“BLM”).  In conjunction with the BLM action, Firstgold increased its posted reclamation bond to $2.8 million with the BLM.

On August 16, 2008 an “Amended Reclamation Permit No. 264” issued by the Nevada Division of Environmental Protection (“NDEP”) became final. In addition, Firstgold has recently received its Water Pollution Control Permit and Air quality Permit from the NDEP.

The above approval and permits allow Firstgold to begin construction of a new heap leach pad and to construct and operate an ADR Process Plant and crushing facility at the Relief Canyon Mine site.

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

In July 2008, Firstgold opened a full service metals and mineral assay laboratory in Lovelock, Nevada.  The laboratory will process mineral samples from Firstgold’s Relief Canyon Mine, other Firstgold exploration properties and provide excess capacity to process mined samples from other outside mining and exploration companies.  At peak operation, the laboratory is designed to process up to 2,200 fire assays and up to 250 geochemical analyses per day.

Plan of Operations for the Next Twelve Months

Certain key factors and objectives will affect our future financial and operating results.  These include, but are not limited to the following:
  Gold prices, and to a lesser extent, silver prices;
  The amount of mineralization at the Relief Canyon Mine as estimated by us (based on past and current exploration by Firstgold and work done by others).
  Our proposed exploration of properties now include 146 mill site and unpatented mining claims contained in about 1,000 acres of the Relief Canyon Property; the 25,000 acre Antelope Peak property; and approximately 4,200 acres in the Horse Creek area of Nevada; 2,300 acres near Fairview, Nevada and 3,300 acres near Winnemucca, Nevada.
  Our operating plan is to continue exploration work on the Relief Canyon mining property during calendar 2008.    During 2008, we plan to resume heap leaching at the Relief Canyon Mine and we anticipate commencing ore processing at the Relief Canyon Mine thereafter.  Through the sale of additional securities and/or the use of joint ventures, royalty arrangements and partnerships, we intend to progressively enlarge the scope and scale of our current exploration, and future mining and processing operations, thereby potentially increasing our chances of locating and processing commercially viable ore deposits which could increase both our annual revenues and ultimately our net profits.  Our objective is to achieve annual growth rates in revenue and net profits for the foreseeable future.
  We expect to make capital expenditures in calendar years 2008 and 2009 of between $5 million and $10 million, including costs related to the exploration, development and operation of the Relief Canyon mining property.  We will have to raise additional outside capital to pay for these activities and the continuation of exploration activities and possible future production at the Relief Canyon mine.
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
  Operation of a state-of-the-art mineral assay laboratory occupying 10,000 square feet of leased space outside of Lovelock, Nevada.
Results of Operation

Our current business strategy is to invest in, explore and if warranted, conduct mining operations of our current mining properties and other mineral producing properties.  Firstgold is a public company that in the past has been engaged in the exploration, acquisition and development of gold-bearing properties in the continental United States.  Currently, our principal assets include various mineral leases associated with the Relief Canyon Mine located near Lovelock, Nevada along with various items of mining equipment and improvements located at that site.  We have also entered into (i) a mineral lease to explore approximately 25,000 acres of property located in Elko County, Nevada; ii) the staking of approximately 4,200 acres of property located in Humboldt County, Nevada; (iii) claims to explore 2,300 acres of property located near Fairview, Nevada; and (iv) mineral leases on 3,300 acres of property located near Winnemucca, Nevada.

Operating Results for the Fiscal Quarters Ended July 31, 2008 and 2007

Although we commenced efforts to re-establish our mining business early in fiscal year 2004, no mining operations have commenced and no revenues from mining operations have been recognized during the quarters ended July 31, 2008 and 2007, respectively.  We have granted a 4% net smelting return royalty to a third party related to the Relief Canyon mining property which has been recorded as an $800,000 deferred option income.  During the second quarter of fiscal year 2009 we recognized revenue of $369,567 from the leasing of drill rigs and crew to other nearby mining operations.

During the quarter ended July 31, 2008 we spent $1,622,102 for exploration, reclamation and maintenance expenses related to our mining properties.  Reclamation and maintenance expenses expended during the same quarter ended July 31, 2007 were $337,134.  These expenses relate primarily to exploration activities and installation of processing facilities at the Relief Canyon Mine.  The increase in costs was due to extensive building and facility expansion at the Relief Canyon mine and significant exploration drilling.  During the quarter ended July 31, 2008 we expended approximately $78,098 on preliminary exploration activities at the Antelope Peak, Horse Creek, Fairview-Hunter and Honorine Gold properties.

We incurred operating expenses of $1,497,520 during the quarter ended July 31, 2008.  Of this amount, $35,206 reflects promotion expense, $135,433 reflects officer and director compensation during the quarter and $286,085 reflect fees for outside professional services.  We incurred operating expenses of $1,225,917 during the quarter ended July 31, 2007.  Of this amount, $197,140 reflects outside director compensation expense, $113,882 reflects promotion expense, $93,500 reflects officer compensation and related payroll taxes during the quarter and $224,717 reflect fees for outside professional services.

A large portion of the outside professional services reflects legal and accounting work pertaining to our annual and quarterly reporting on Form 10-KSB and Form 10-Q occurring in fiscal year 2008 and 2009 respectively, as well as the preparation and filing of Amended Form SB-2’s.  It is anticipated that both mining costs and operating expenses will increase significantly as we continue our exploration program and prepare for mining operations.

We incurred interest expense of $121,305 during the quarter ended July 31, 2008 which compares to interest expenses of $275,580 incurred during the same quarter of 2007.  The principal balance of loans outstanding at the end of the second quarter of fiscal year 2009 decreased by $1,221,584 to $2,149,908 compared to a principal balance of $ 3,371,492 outstanding at the end of the second quarter of fiscal year 2008, which was primarily the result of a decrease in convertible debentures.  The decrease in interest expense during the quarter ended July 31, 2008 was primarily due to the decrease in the principal balance of loans outstanding during the period offset by the write-off of unamortized debt costs related to convertible debt which was converted in full during the period.

Our total net loss for the quarter ended July 31, 2008 increased to $2,847,040 compared to a net loss of $842,028 incurred for the same quarter ended July 31, 2007.  The larger net loss in the second quarter of fiscal 2009 reflects the substantial increase in the exploration and mine site improvement expenses as well as an increase in operating expenses. The increase in net loss for the quarter ended July 31, 2008 was partially offset by the net sales revenue recognized during the quarter.

Operation results for the Six Months Ended July 31, 2008 and 2007

During the six months ended July 31, 2008 we recognized revenue of $645,360 from the leasing of drill rigs and crew to other nearby mining operations.

During the six months ended July 31, 2008, we spent $3,013,513 on exploration, reclamation and building and facilities expansion expenses related to our mining properties.  Reclamation and maintenance expenses expended during the six months ended July 31, 2007, were $463,815.  These expenses relate primarily to repairing and upgrading costs required to resume exploration drilling of our Relief Canyon mining claims.  We incurred operating expenses of $2,968,926 during the six months ended July 31, 2008.  Of this amount, $113,505 reflects promotion expense; $363,893 reflects director and officer compensation; and $1,253,900 reflects fees for outside professional services.  A large portion of the outside and professional services reflects legal and accounting work pertaining to our annual and quarterly reporting on Form 10-KSB and Form 10-Q and financing activities.  During the six months ended July 31, 2007, we incurred operating expenses of $2,211,602, of which $187,000 represented officer compensation, and $349,249 reflected fees for outside professional services.  It is anticipated that both mining costs and operation costs will increase significantly as we continue our exploration program and initiate mining operations.

We incurred interest expense of $155,910 during the six months ended July 31, 2008, which compares to interest expenses of $523,539 incurred during the same six months of 2007.  The principal balance of loans outstanding during the first six months of the fiscal year 2009 decreased by $1,221,584, compared to the same six months for the fiscal year 2008, which was primarily the result of the increase in Convertible Debentures.  The decrease in additional interest expense during the six months ended July 31, 2008, was primarily due to the decrease in outstanding Convertible Debentures.

Our total net loss of the six months ended July 31, 2008, increased to $5,447,606 compared to a net loss of $3,819,642 incurred for the same six months ended July 31, 2007.  The higher net loss in the first six months of fiscal 2009 reflects the increase in exploration, maintenance, and operating expenses as we reactivate our exploration activities, construct processing facilities and establish a mineral assay laboratory which expenses were partially offset by revenues recognized during the first six months of fiscal 2009.

Liquidity and Capital Resources

We have incurred significant operating losses since inception and during the six months ended July 31, 2008 which has resulted in an accumulated deficit of $36,638,746 as of July 31, 2008.  At July 31, 2008, we had cash and other current assets of $997,745 compared to $1,125,613 at January 31, 2008 and a net working capital deficit of $3,231,051 as of July 31, 2008.  Since the resumption of our business in February 2003, we have been dependent on borrowed or invested funds in order to finance our ongoing operations.  As of July 31, 2008, we had outstanding debentures and notes payable in the gross principal amount of $2,149,908 (net balance of $1,984,341 after $(165,567) of deferred financing costs) which reflects a decrease in the gross principal balance of $1,221,584 compared to notes payable in the gross principal amount of $3,371,492, (net balance of $4,738,773 after $(1,868,149) of note payable discount and deferred financing costs and $3,235,430 of derivative liabilities) as of July 31, 2007.

During the six months ended July 31, 2008 we received proceeds of $7,621,515 from the issuance of stock and $1,405,966 from notes payable.

Subsequent to the end of the second fiscal quarter, we secured an additional $12,000,000 in senior secured notes payable above the amounts outstanding at July 31, 2008 which should be sufficient to bring the Relief Canyon Mine into full production and carry out planned initial exploration on our other properties.  Subsequent to this funding we believe we have sufficient working capital to fund our current business plan for Relief Canyon.  However, should additional funds become necessary, our intention would be to pursue several possible funding opportunities including the sale of additional securities, entering into joint venture arrangements, or incurring additional debt.

Due to our continuing losses from business operations, the independent auditor’s report dated May 15, 2008, includes a “going concern” explanation relating to the fact that Firstgold’s continuation is dependent upon obtaining additional working capital either through significantly increasing revenues or through outside financing.  As of July 31, 2008, Firstgold’s principal commitments included its obligation to pay ongoing maintenance fees on 146 unpatented mining claims, the annual minimum rent due on the Winchell Ranch  mineral lease and mortgage payments relating to its offices in Lovelock, Nevada.

It is likely that we will need to raise additional capital to fund the long-term or expanded development, promotion and conduct of our mineral exploration.  Due to our limited cash flow, operating losses and limited assets, it is unlikely that we could obtain financing through commercial or banking sources.  Consequently, any future capital requirements will be dependent on cash infusions from our major stockholders or other outside sources in order to fund our future operations.  Although we believe that our creditors and investors would continue to fund Firstgold’s expenses if such became necessary based upon their significant debt and/or equity interest in Firstgold, there is no assurance that such investors would continue to pay our expenses in the future.  If adequate funds are not available in the future, through public or private financing as well as borrowing from other sources, Firstgold might not be able to  sustain its mineral exploration or mining program.

Recent Financing Transactions

During February, March and April of 2008, Firstgold received gross proceeds of $8,042,897 upon the private placement of Units consisting of 12,373,689 shares of common stock and warrants to purchase 6,186,845 shares of common stock at an exercise price of $0.80 per share.   The warrants have a term of 18 months.

On May 1, 2008, we issued a Convertible Debenture in the principal amount of $1,100,000 and bearing interest of 10% per annum. The transaction included the issuance of warrants to purchase 1,100,000 shares of Firstgold common stock at an exercise price of $1.00 per share.  On July 11, 2008 we issued a Note Payable in the principal amount of $250,000 and bearing interest of 12% per annum.  The transaction included the issuance of warrants to purchase 500,000 of Firstgold common stock at an exercise price of $0.50 per share.  On August 7, 2008 both the Convertible Debenture and the Note Payable were repaid in full for the amount of $1,459,707.

Subsequent to the end of the second fiscal quarter and through September 15, 2008, Firstgold issued Senior Promissory Notes in the principal amount of $8,566,949 which resulted in net proceeds to Firstgold of $6,252,583.  The transaction included the issuance of warrants to purchase 15,000,000 shares of Firstgold common stock at an exercise price of $0.4357 per share.

Off-Balance Sheet Arrangements

During the fiscal quarter ended July 31, 2008, Firstgold did not engage in any off-balance sheet arrangements as defined in Item 303(a) of the SEC’s Regulation S-K.

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

ITEM 4T.         CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

Firstgold maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the chief executive officer (CEO) and the chief financial officer (CFO), allowing timely decisions regarding required disclosure.   We carried out an evaluation under the supervision and with the participation of management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the quarter covered by this report.  Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiary) that is required to be included in our periodic reports.

Changes in Internal Control Over Financial Reporting

As described more fully in our Annual Report on Form 10-KSB for the year ended January 31, 2008, our management periodically assesses our internal controls over financial reporting based upon the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this assessment, including testing, our management determined that as of January 31, 2008 we had the following material weaknesses in our internal control over financial reporting:

1.
Deficiencies in Segregation of Duties. Firstgold lacked adequate segregation of duties in our financial reporting process, as our CFO serves as our only qualified internal accounting and financial reporting personnel, and as such, performs substantially all accounting and financial reporting functions with the assistance of an inexperienced internal accountant.

2.
Deficiencies in Firstgold’s financial reporting process controls. We did not consistently prepare and review account reconciliations and analyses for significant financial statement accounts on a timely basis.

To address and remediate these material weaknesses, we implemented the following changes to our internal controls over financial reporting during the period covered by this report:

For the material weakness concerning deficiencies in segregation of duties, we created the position of Operations Controller and hired an experienced accounting professional to fill the position.

For the material weakness concerning deficiencies in the financial reporting process, we have developed the following remediation plan that will enhance our current policies and procedures.  All material accounts are now reconciled on a timely basis.

No changes to our financial statements as filed with the SEC have been required as a result of the ineffectiveness of our previously identified internal disclosure controls and procedures.

Other than the items identified above, during the quarter covered by this report, there was no change in Firstgold’s internal control over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal control over financial reporting

PART II - OTHER INFORMATION

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

We believe we currently have sufficient funds to finance our near-term mining activities at the Relief Canyon Mine and preliminary exploration activities at our other properties.  We had cash reserves of $114,765 and a working capital deficit of $3,231,051 as of July 31, 2008.  However, our ability to fully implement our business plan and meet our long-term obligations in the ordinary course of business is dependent upon our ability to raise additional capital through public or private equity financings, establish cash flows from operations, enter into joint ventures or other arrangements with capital sources, or secure other sources of financing to fund operations. Our continuing reliance on outside capital is a consequence of our negative cash flows from operations.

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

As of August 29, 2008, Firstgold had approximately 130,845,543 shares of Common Stock outstanding and options and warrants to purchase a total of 64,922,821 shares of our Common Stock were outstanding as of August 29, 2008.  The possibility that substantial amounts of our outstanding Common Stock may be sold by investors or the perception that such sales could occur, often called "equity overhang," could adversely affect the market price of our Common Stock and could impair our ability to raise additional capital through the sale of equity securities in the future.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES

On May 1, 2008, we issued a Convertible Debenture in the principal amount of $1,100,000 and bearing interest of 10% per annum. The Debenture and accrued interest are convertible into shares of Firstgold common stock at a conversion rate of $0.80 per share. The Debenture is due and payable 20 months from the date of issue. The Debenture was secured by all of our assets including the Relief Canyon Mine.  The transaction included the issuance of warrants to purchase 1,100,000 shares of Firstgold common stock at an exercise price of $1.00 per share.  The proceeds of this Debenture were used to fund working capital needs.

Subsequent to the end of the second fiscal quarter, in August 2008, Firstgold issued Senior Secured Promissory Notes in the aggregate principal amount of $7,215,597 which resulted in net proceeds to Firstgold of $5,252,584.  On September 10, 2008, Firstgold issued additional Senior Promissory Notes in the aggregate principal amount of $1,351,351, which resulted in net proceeds to Firstgold of $1,000,000.  The Notes bear interest of 4% per annum payable monthly and are due and payable on March 1, 2010.  In addition, commencing in December 2008, Firstgold is required to make minimum monthly principal reduction payments of $400,000. The Notes are secured by all of the assets of Firstgold including its interests in the Relief Canyon Mine property and facilities.  The proceeds of these Notes will be used to fund the final permitting, deposits and facility construction at the Relief Canyon Mine site.

The issuance of the above-referenced debt instruments and warrants were made without any public solicitation to a limited number of investors or related individuals or entities.  Each investor represented to us that the securities were being acquired for investment purposes only and not with an intention to resell or distribute such securities.  Each of the individuals or entities had access to information about our business and financial condition and was deemed capable of protecting their own interests.  The debt instruments and warrants were issued pursuant to the private placement exemption provided by Section 4(2) and Regulation D there under or Section 4(6) of the Securities Act.  The debenture and notes are deemed to be “restricted securities” as defined in Rule 144 under the Securities Act and the warrant certificates and stock certificates bear a legend limiting the resale thereof.

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

ITEM 6.    EXHIBITS

10.20(b)	Amended Aircraft Time Sharing Agreement dated December 1, 2006
10.29(a)	Senior Secured Promissory Note dated August 27, 2008 (Platinum)
10.29(b)	Senior Secured Promissory Note dated August 27, 2008 (Lakewood)
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of2002.
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of2002.
32	Certification by CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRSTGOLD CORP.

Dated: September 19, 2008	By:	/s/ STEPHEN AKERFELDT
Stephen Akerfeldt, Chief Executive Officer

/s/ JAMES KLUBER
James Kluber, Principal Accounting Officer and Chief Financial Officer