Form 10KSB/A
period 2008-01-31
FIRSTGOLD CORP.
filed 2008-10-10
CIK 878808

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 3

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

TABLE OF CONTENTS

EXPLANATORY NOTE

This Amendment No. 3 to the Registrant’s Form 10-KSB (this “Amendment”) amends our Annual Report on Form 10-KSB for the fiscal year ended January 31, 2008 (the “2008 Form 10-KSB”) originally filed on May 15, 2008 (the “Original Filing”).  We are filing this Amendment to include a revised Item 8A(T) regarding Firstgold’s internal controls and procedures relating to its financial reporting.  The revised disclosure clarifies the framework under which Firstgold determined its current controls and procedures to be ineffective and the reasons for such finding, the impact this had on its financial reporting obligations, what remedial action has been taken and the cost and time frame anticipated to reestablish the effectiveness of these controls and procedures. The financial statements remain unchanged.

Except with respect to this change, this Form 10-KSB/A does not attempt to modify or update any other disclosures set forth in the original 2008 Form 10-KSB filing as previously amended on May 30, 2008 and July 21, 2008.  Additionally, this Form 10-KSB/A does not purport to provide a general update or discussion of any other developments in the Registrant’s business subsequent to the Original Filing.

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

Changes in Internal Control Over Financial Reporting.

To address and remediate these material weaknesses discussed above, we implemented the following changes to our internal controls over financial reporting during the period covered by this report:

For the material weakness concerning deficiencies in segregation of duties, we created the position of Operations Controller and are actively seeking an experienced accounting professional to fill the position.

For the material weakness concerning deficiencies in the financial reporting process, we have developed the following remediation plan that will enhance our current policies and procedures.  All material accounts are now reconciled on a timely basis.

We have purchased and begun implementation of new financial accounting and reporting software and expect the implementation to be completed by the end of fiscal 2009. Upon this software being fully implemented and operational, we expect our controls and procedures over financial reporting to be effective.

No changes to our financial statements as filed with the SEC have been required as a result of the ineffectiveness of our previously identified internal disclosure controls and procedures.

Other than the items identified above, during the fourth fiscal quarter included in this report, there was no change in Firstgold’s internal control over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal control over financial reporting.

PART III.

ITEM 13.    EXHIBITS

Exhibit No.	Description of Exhibit

31.1	Revised Certification by CEO pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002
31.2	Revised Certification by CFO pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this second amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRSTGOLD CORP

Date: October 9, 2008	By:	/s/ Stephen Akerfeldt
Stephen Akerfeldt
Chief Executive Officer

In accordance with the Exchange Act, this third amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen Akerfeldt	Chairman of the Board	October 9, 2008
Stephen Akerfeldt	and Chief Executive Officer

/s/ James W. Kluber	Secretary and Chief Financial Officer	October 9, 2008
James W. Kluber	(Principal Financial & Accounting Officer)

/s/ Terrence Lynch	Director	October 10, 2008
Terrence Lynch

Director
Donald Heimler

s/ Fraser Berrill	Director	October 7, 2008
Fraser Berrill

/s/ Kevin Bullock	Director	October 3, 2008
Kevin Bullock