Form 10-Q/A
period 2008-04-30
FIRSTGOLD CORP.
filed 2008-10-10
CIK 878808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q/A
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

INDEX

Page

EXPLANATORY NOTE

PART I - FINANCIAL INFORMATION	3

ITEM 4T. CONTROLS AND PROCEDURES	4

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS	5

EXPLANATORY NOTE

This Amendment No.1 to the Registrant’s Form 10-Q (this “Amendment”) amends our Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2008 (the “4/30/08 Form 10-Q”) originally filed on June 23, 2008 (the “Original Filing”).  We are filing this Amendment to include a revised Item 4(T) regarding Firstgold’s internal controls and procedures relating to its financial reporting.  The revised disclosure clarifies the framework under which Firstgold determined its current controls and procedures to be ineffective and the reasons for such finding, the impact this had on its financial reporting obligations, what remedial action has been taken and the cost and timeframe anticipated to reestablish the effectiveness of these controls and procedures.  The financial statements remain unchanged.

Except with respect to this change, this Form 10-Q/A does not attempt to modify or update any other disclosures set forth in the Original Filing.  Additionally, this Form 10-Q/A does not purport to provide a general update or discussion of any other developments in the Registrant’s business subsequent to the Original Filing.

ITEM 4T.         CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

 Firstgold maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the chief executive officer (CEO) and the chief financial officer (CFO), allowing timely decisions regarding required disclosure.   We carried out an evaluation under the supervision and with the participation of management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the quarter covered by this report.  Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are ineffective in timely alerting them to material information relating to us (including our consolidated subsidiary) that is required to be included in our periodic reports.

Changes in Internal Control Over Financial Reporting

As described more fully in our Annual Report on Form 10-KSB for the year ended January 31, 2008, our management periodically assesses our internal controls over financial reporting based upon the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this assessment, including testing, our management determined that as of January 31, 2008 and as of April 30, 2008 we had the following material weaknesses in our internal control over financial reporting:

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

With the new Operations Comptroller and this software being fully implemented and operational, we expect our controls and procedures over financial reporting to be effective during the next fiscal quarter.

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

ITEM 6.    EXHIBITS

31.1	Revised Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Revised Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRSTGOLD CORP.

Dated: October 9, 2008	/s/ Stephen Akerfeldt
Stephen Akerfeldt, Chief Executive Officer

/s/ James Kluber
James Kluber, Principal Accounting Officer and Chief Financial Officer