Form 10-Q
period 2008-10-31
FIRSTGOLD CORP.
filed 2008-12-22
CIK 878808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

[ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2008

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

YES                                                          NO      X

Common stock, $0.001 par value, of which 131,145,543 were issued and outstanding as of December 15, 2008.

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

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

FIRSTGOLD CORP.

FIRSTGOLD CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

	October 31	January 31,
	2008	2008
	(unaudited)
ASSETS

Current assets:
Cash	$467,602	$383,223
Receivables	52,776	196,811
Deposits	71,668	295,281
Prepaid expense	235,514	242,577
Inventory	208,026	7,721

Total current assets	1,035,586	1,125,613

Property, plant and equipment, net of accumulated depreciation of $583,914 and $205,084 at October 31 and January 31, 2008, respectively	13,545,730	8,438,997

Other Assets
Restricted cash	2,980,102	674,850
Deferred reclamation costs	2,864,172	680,326

Total other assets	5,844,277	1,355,176

Total assets	$20,425,593	$10,919,786

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
Accounts payable	$1,228,839	$2,730,596
Accrued expenses	1,085,349	538,987
Convertible debenture net of deferred financing costs of
$17,577 and $32,162 at October 31 and January 31, 2008, respectively	632,423	501,520
Note payable	79,619	163,726

Total current liabilities	3,026,230	3,934,829

Long-term liabilities
Senior secured notes net of deferred financing costs of
$7,934,109 and $0 and original issue discount of $1,542,682 and $0
at October 31 and January 31, 2008, respectively	4,065,891	-
Accrued reclamation costs	2,864,172	680,326
Notes payable	798,184	192,691
Deferred revenue	800,000	937,650

Total long-term liabilities	8,528,247	1,810,667

Total liabilities	11,554,477	5,745,496

FIRSTGOLD CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

	October 31,	January 31,
	2008	2008
	(unaudited)

Commitments and contingencies

Shareholders' surplus (deficit)
Common stock, $0.001 par value
250,000,000 shares authorized at October 31 and January 31, 2008, respectively
131,145,543 and 117,432,317 shares issued and outstanding at
October 31 and January 31, 2008, respectively	131,146	117,432
Additional paid in capital	49,813,400	36,447,996
Deficit accumulated during the exploration stage	(41,073,430)	(31,391,142)

Total shareholders' surplus (deficit)	8,8171,116	5,174,290

Total liabilities and shareholders' surplus	$20,425,593	$10,919,786

FIRSTGOLD CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
For the Nine and Three Months Ended October 31, 2008 and 2007
and for the Period from January 1, 1995 to October 31, 2008

	For the Nine Months Ended		For the Three Months Ended		For the Period From January 1,
	October 31,		October 31,		1995 to October
	2008	2007	2008	2007	31, 2008
Net Sales	$722,466	$-	$77,106	$-	$1,273,745

Exploration and maintenance costs	4,382,503	870,828	1,368,990	505,037	8,471,855

Gross loss	(3,660,037)	(970,828	(1,291,884)	(505,037)	(7,198,110)
Operating expenses	(4,638,709)	(3,933,654	(1,669,783)	(1,664,954)	(26,221,683)

Loss from operations	(8,298,746)	(4,904,482)	(2,961,667)	(2,169,991)	(33,419,796)

Other (expense)
Interest income	23,876	172,310	1,344	89,004	302,547
Dividend income					30,188
Gain on settlement of obligations	22,851	455,533	-	454,653	1,149,375
Other income					6,565
Adjustments to fair value of derivatives	-	(703,992)	-	-	(1,357,903)
Interest expense	(1,430,271)	(831,319)	(1,275,991)	(307,780)	(5,305,727)
Loss from joint venture					(859,522)
Loss on sale of marketable securities					(281,063)
Bad debt expense					(40,374)
Loss on disposal of plant, property
and equipment					(334,927)
Loss on disposal of bond					(21,000)

Total other income (expense)	(1,383,544)	(907,468)	(1,274,647)	(235,877)	(6,711,841

Net loss	$(9,682,290	$(5,811,950)	$(4,236,314)	$(1,934,114)	$(40,131,637

Basic and diluted loss per share	$(0.08)	$(0.06)	$(0.03)	$(0.02)

Basic and diluted weighted-
average shares
outstanding	129,011,548	94,725,487	130,855,326	109,455,871

FIRSTGOLD CORP.
(A DEVELOPMENT STAGE COMPANY)
 STATEMENTS OF CASH FLOWS
For the Nine Months Ended October 31, 2008 and 2007
and for the Period from January 1, 1995 to October 31, 2008

			For the Period
	For the Nine Months Ended		From January 1, 1995
	October 31,		to October 31,
	2008	2007	2008
Cash flows from operating activities
Net loss	$(9,682,290)	$(5,811,950)	$(37,279,345)
Adjustments to reconcile net loss to net cash
used in operating activities:
Accretion of warrants issued as a debt discount	456,547	32,370	1,776,692
Accretion of beneficial conversion	-	-	107,468
Accretion of debt discount	-	279,437	531,110
Adjustments to fair value of derivatives	-	703,992	1,357,904
Loss from joint venture	-	-	859,522
Loss on sale of marketable securities	-	-	281,063
Depreciation and amortization	742,191	509,733	1,005,521
Loss on disposal of property, plant and equipment	-	-	334,927
Impairment in value of property, plant and equipment	-	-	807,266
Loss on disposal of bond	-	-	21,000
Impairment in value of Relief Canyon Mine	-	-	3,311,672
Impairment in value of joint investments	-	-	490,000
Bad debt	-	-	40,374
Assigned value of stock and warrants exchanged for services	-	358,062	2,108,452
Assigned value of stock options issue for compensation	179,518	83,015	958,743
Gain on write off of note payable	-	-	(7,000)
Judgment loss accrued	-	-	250,000
(Increase) decrease in:
Restricted cash	(2,305,252)	(463,169)	(2,967,888)
Receivables	144,035	82,647	39,052
Deposits	223,613	(563,372)	93,633
Deferred reclamation costs	-	-	214,848
Prepaid expenses	7,063	(35,997)	(251,449)
Inventory	(200,305)	-	(289,362)
Reclamation bonds	-	-	185,000
Other assets	-	-	(1,600)
Increase (decrease) in:
Accounts payable	(1,501,757)	(392,957)	(425,419)

Accrued expenses	(546,363)	(139,827)	420,013

Net cash used by operating activities	(12,483,000)	(5,358,016)	(25,965,159)

Cash flows from investing activities
Proceeds from sale of marketable securities	-	-	34,124
Investment in marketable securities	-	-	(315,188)
Advances from shareholder	-	-	7,436
Contribution from joint venture partner	-	-	775,000
Purchase of joint venture partner interest	-	-	(900,000)
Capital expenditures	(5,485,563)	(2,019,313)	(16,139,347)
Proceeds from disposal of property, plant and equipment	-	-	278,783
Investments in joint ventures	-	-	(490,000)
Note receivable	-	-	(268,333)
Repayment of note receivable	-	-	268,333

Net cash used by investing activities	(5,485,563)	(2,019,313)	(16,749,192)

Cash flows from financing activities
Proceeds from the issuance of common stock	7,621,515	11,010,441	28,258,782
Proceeds from notes payable	12,149,707	1,010,000	19,390,474
Principal repayments of notes payable	(1,580,630)	(13,085)	(4,044,446)
Repayment of advances to affiliate	-	-	(231,663)
Deferred revenue	(137,650)	-	800,000

Net cash provided by financing activities	18,052,942	12,007,356	44,173,137

Net increase in cash	84,379	4,630,027	460,915

Cash, beginning of year	383,223	150,647	6,687

Cash, end of period	$467,602	$4,780,674	$467,602

FIRSTGOLD CORP.
(A DEVELOPMENT STAGE COMPANY)
 STATEMENTS OF CASH FLOWS
For the Nine Months Ended October 31, 2008 and 2007
and for the Period from January 1, 1995 to October 31, 2008

Supplemental cash flow information for the nine months ended October 31, 2008 and 2007 and January 1, 1995 through October 31, 2008 as follows:

			For the Period
	For the Nine Months Ended		From January 1,
	October 31,		1995 to October
	2008	2007	31, 2008

Cash paid for interest	$-	$-	$161,107
Cash paid for income taxes	$-	$-	$-

Non Cash Investing and Financing Activities:
Conversion of related party note payable to common stock, including interest payable of $446,193	$-	$-	$2,093,573
Conversion of convertible debentures to common stock, including interest of $217,151	$-	$3,186,203	$4,359,609
Issuance of warrants as financing costs in connection with convertible debt	$-	$-	$2,093,573
Issuance of common stock as payment for settlement of liabilities	$111,999	$-	$2,141,573

FIRSTGOLD CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
For the Nine Months Ended October 31, 2008

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

NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis.  During the years ended January 31, 2008 and 2007 and the period from January 1, 1995 to January 31, 2008, Firstgold incurred net losses of approximately $7,632,537, $4,728,070,  and $30,449,347, respectively.  In addition, Firstgold has been in the exploration stage since inception and through October 31, 2008.  Information for the nine months ended October 31, 2008 include a net loss of $9,682,290, negative cash flows from operations of $12,483,000 and a deficit accumulated during the exploration stage of $40,131,637.  The Company's ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  The outcome of these matters cannot be predicted with any certainty at this time.  Since inception, the Company has satisfied its capital needs by issuing equity and debt securities.

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

The following common stock equivalents were excluded from the calculation of diluted loss per share since their effect would have been anti-dilutive:

	2008	2007
Warrants	65,125,530	39,500,976
Stock options	5,833,790	3,750,000

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

The Company adopted the provisions of SFAS 159 beginning in the first quarter of fiscal 2009. The Company does not expect the adoption of SFAS 159 will have a material impact on Firstgold's results of operations, financial position or cash flow.

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

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment was recorded at $14,129,644 and $2,968.192 at October 31, 2008 and 2007, respectively.  Depreciation expense was $378,830 and $110,389 for the nine months ended October 31, 2008 and 2007, respectively

NOTE 5 - NOTES PAYABLE

Notes payable consist of the following at October 31, 2008:

Equipment notes payable	$550,684

The first note does not bear any interest and is due in December 2010.  The second note bears interest at 8.6% and is due June 2011.  The third note bears interest at 5.7% and is due June 2013.The loans are secured by a Caterpillar loader, backhoe and grader.

Mortgage notes payable	315,000

The first note of $247,500 bears interest at 6.75% with monthly principal and interest payments and is due in September 2013.  The second note of $67,500 bears interest at 6.75% and is due March 2009 with accrued interest and principal due at maturity.  If Firstgold completes required water line improvements to the property by the due date of the second note then the second note and accrued interest will be forgiven.  The loans are secured by a building and five acres of land in Lovelock, NV.

Insurance premium note payable	12,119
The note bears interest at 5.6%, is payable monthly and is due December 2008.

Total notes payable	$877,803

Firstgold recorded interest expense of $1,275,991 and $1,430,271 for the three months and nine months ended October 31, 2008 compared to interest expense of $307,780 and $831,319 for the three months and nine months ended October 31, 2007.

NOTE 6 – CONVERTIBLE DEBENTURES AND SENIOR SECURED NOTES

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

May 2008 Convertible Debenture

In May 2008, Firstgold issued a convertible debenture in the principal amount of $1,100,000 and bearing interest of 10% per annum.  The Debentures and accrued interest are convertible into shares of Firstgold common stock at a conversion rate of $0.80 per share.  The Debentures are due and payable 20 months from the date of issue unless they are converted into shares of the Company’s common stock or are repaid prior to their expiration date.  Additionally, the investor was issued warrants to purchase an aggregate of 1,100,000 shares of Firstgold common stock exercisable at $1.00 per warrant.  The warrants were issued as financing costs and total deferred financing cost of $296,102 was recorded in relation to this debt.  The May 2008 Convertible Debenture along with a $250,000 Note Payable were repaid in full in August 2008..

August/September 2008 Senior Secured Promissory Notes

On August 7, 2008, Firstgold Corp. (the “Company”) entered into a Note and Warrant Purchase Agreement (the “Agreement”) with Platinum Long-Term Growth, LLC and Lakewood Group, LLC, two US-based investment funds (the “Lenders”).  Pursuant to the Agreement, the Lenders will fund up to $15,750,000 in Senior Secured Promissory Notes.  Funding of the loan will occur in five tranches of which the first occurred at the initial closing on August 7, 2008 in the aggregate amount of $6,742,625 (the “Initial Note Amount”).  A first interim funding occurred August 27, 2008 in the amount of $472,973. A second interim funding occurred September 10, 2008 in the amount of $1,351,351.  The second close funding occurred September 29, 2008 in the amount of $3,433,051.  Three additional tranches of $1,250,000 each will be available during the months of November and December, 2008 and January 2009 subject to the Company achieving certain operational conditions.  The loans bear an interest rate of 4% per annum with interest payments commencing in September, 2008.  The loans are due and payable on March 1, 2010.

During the time that any debt remains owed to the Lenders the Agreement limits the Company’s ability to incur any additional indebtedness and, the Company must obtain the Lender’s consent to enter into certain future transactions including any future merger, sale of a substantial portion of its assets or becoming involved in any partnership or joint venture.

In conjunction with the making of the loan, the lenders were issued, on a pro rata basis, Warrants to purchase up to 15,000,000 shares of the Company’s common stock at an exercise price of $.4357 cents per share which may be adjusted downward based on future market conditions but in no event less than $.3961 cents per share.  The Warrants have a term of 3 years. The Warrants also provide for a Put Right in which the Warrant holder after August 7, 2009 may require the Company to repurchase the Warrants at a redemption price of $.30 per Warrant.  The Put Right is exercisable for a period of one year.

The cost of the loan transaction includes an original issue discount of 15% on each note amount plus a 4% origination fee and 7% broker’s commission.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Except for the advance royalty and rent payments noted below, Firstgold is not obligated under any capital leases or non-cancelable operating lease with initial or remaining lease terms in excess of one year as of October 31, 2008.  However, minimum annual royalty payments are required to retain the lease rights to Firstgold’s properties.

Relief Canyon Mine
Our mining property rights are represented by 141 unpatented mill site and mining lode claims which were re-staked in October 2004 and June 2006.  Unpatented mining claims are generally considered subject to greater title risks than patented mining claims or real property interests that are owned in fee simple.  To remain valid, such unpatented claims are subject to annual maintenance fees.  As of October 31, 2008, we were current in the payment of such maintenance fees.

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

On January 30, 2008, a complaint was served on Firstgold by Park Avenue Consulting Group, Inc.  The complaint was filed in the Supreme Court of the State of New York but was subsequently removed to the Federal District Court for the Southern District of New York (Case No. 08CV01850).  In late October 2008 the parties reached a settlement agreement.  As a result of the Settlement, Firstgold is to pay to the Plaintiff $300,000 cash of which $50,000 has been paid and $250,000 remains outstanding; issue 300,000 shares of common stock and issue 250,000 warrants to purchase shares of common stock at a price of $0.4357 for a term of 3 years.

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

In October 2008 Firstgold issued 300,000 shares of common stock at a price of $0.16 per share to a consulting company in partial settlement of a prior contract.

Warrants
The fair market value of warrants issued during the nine months ended October 31, 2008 in conjunction with the issuance of common stock was determined to be $1,836,890 and was calculated under the Black-Scholes option pricing model with the following assumptions used:

Expected life	1.5 to 3 years
Risk free interest rate	1.53% to 2.72%
Volatility	63.39% to 162.87%
Expected dividend yield	None

The fair value of these warrants has been recorded as both a debit and credit to additional paid in capital.

The following table presents warrant activity from January 31, 2008 through October 31, 2008:

	Number of Shares	Weighted- Average Exercise Price

Outstanding, January31, 2008	39,507,146	$0.47
Exercised	(450,000)	$(0.36)
Expired	(567,311)	$(0.65)
Granted	26,635,695	$0.58
Outstanding, October 31, 2008	65,125,530	$0.51
Exercisable, October 31, 2008	65,125,530	$0.51

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

For the nine months ended October 31, 2008 the Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 36 months following the grant date; stock volatility, 63.4% to 165.45%; risk-free interest rates of 1.77% to 2.97%; and no dividends during the expected term. As stock-based compensation expense recognized in the consolidated statement of operations pursuant to SFAS No. 123(R) is based on awards ultimately expected to vest, expense for grants beginning upon adoption of SFAS No. 123(R) on February 1, 2006 will be reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience.

A summary of the Company’s stock option activity is as follows:

		Weighted Ave.	Aggregate
	# of Shares	Exercise Price	Intrinsic Value

Outstanding as of January 31, 2008	4,650,000	$0.61	$0
Granted	1,183,790	$0.63	$0
Exercised	0	$0.00
Cancelled	0	$0.00

Outstanding as of October 31, 2008	5,751,038	$0.61	$0

Exercisable as of October 31, 2008	4,075,260	$0.59	$0

NOTE 9 – SUBSEQUENT EVENT

As of December 16, 2008 the Company was technically in default for non-payment of a required principal payment of $400,000 on the Senior Secured Promissory Notes.  As a result of the default, the $12 million principal balance can be called immediately due and payable by the Lenders and the Lenders can charge a default interest rate that is the lesser of 18% or the maximum applicable legal rate per annum.  Additionally, all assets of the Company are secured by the Senior Secured Notes.  As of December 21, 2008 the Company had not received a formal notice of default from the Senior Secured Lenders

As described in Note 6 above, the Senior Secured Note lenders provided for three additional tranches of $1,250,000 each to be funded based on certain operating conditions being met.  Operating conditions for the first two tranches in November and December 2008 were not met and are no longer available to Firstgold.

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

Overview

We are an exploration-stage company engaged in the acquisition, exploration and, if warranted, development of various mining properties located in the State of Nevada.  We are currently conducting a comprehensive exploration and development program on various mineral leases associated with our Relief Canyon Mine property located near Lovelock, Nevada. Since February 1, 2007 we have completed drilling 83 reverse circulation drill holes .  We have also drilled a total of  57 sonic holes  in the existing heap leach pads to assess the economic potential of reprocessing the ore and extracting any remaining gold.  These drill results will be added to the historic drill hole database to help develop a new mining plan for Relief Canyon Mine property.

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

The above approvals and permits allow Firstgold to begin construction of a new heap leach pad and to construct and operate an ADR Process Plant and crushing facility at the Relief Canyon Mine site. On December 15, 2008 we completed the new heap leach pad and on December 16, 2008 commenced stacking ore on the pad. Upon completion of the stacking, application of the cyanide solution and the leaching process will commence. In addition, the on-site processing plant and crushing facilities have been completed.

In October 2006, we entered into a Mineral Lease Agreement to explore, and, if warranted, develop up to 25,000 acres of property called Antelope Peak located in Elko County, Nevada.  The Lease allows us the exclusive right to explore for, and, if warranted, develop gold, silver and barite minerals on the leased property.  Based on the results of our preliminary exploration, we determined that the land package and potential did not fit the geologic profile we are pursuing at this time.  Consequently, the lease was terminated on October 24, 2008.

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

On February 22, 2008, we secured claims on approximately 3,300 acres of potentially mineralized ground north of Winnemucca, Nevada referred to as the Honorine Gold property.  We are conducting preliminary sampling of the area.  During the course of the property evaluation, rock chip samples were collected.  The next phase of this project will be to conduct extensive mapping of the area’s bedrock geology.  We completed the initial sampling and 6 drill holes on the project.  Drill results from this first round of drilling are expected only to provide basic geologic information and direction for future drill work.  Additionally, we plan to conduct an airborne geophysical survey to map the magnetic character of the rocks.  Geochemical exploration efforts will continue with more rock chip sampling as well as an in-depth soil sampling survey.

In July 2008, Firstgold opened a full service metals and mineral assay laboratory in leased buildings located in Lovelock, Nevada.  On September 30, 2008 Firstgold purchased the laboratory facility for an aggregate purchase price of $450,000.  The laboratory will process mineral samples from Firstgold’s Relief Canyon Mine, other Firstgold exploration properties and provide excess capacity to process mined samples from other outside mining and exploration companies.  At peak operation, the laboratory is designed to process up to 2,200 fire assays and up to 250 geochemical analyses per day.

Plan of Operations for the Next Twelve Months

Certain key factors and objectives will affect our future financial and operating results.  These include, but are not limited to the following:

●	Gold prices, and to a lesser extent, silver prices;

●	The amount of mineralization at the Relief Canyon Mine as estimated by us (based on past and current exploration by Firstgold and work done by others).

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

●
We expect to make capital expenditures in calendar year 2009 of between $5 million and $10 million, including costs related to the exploration, development and operation of the Relief Canyon mining property.  If cash flow from operations is not adequate we may have to raise additional outside capital to pay for these activities and the continuation of exploration activities and possible future production at the Relief Canyon mine.

●
Additional funding or the utilization of other venture partners will be required to fund exploration, research, development and operating expenses at the Horse Creek,  Fairview-Hunter and Honorine Gold properties when and if such activity is commenced at these properties. In the past we have been dependent on funding from the private placement of our securities as well as loans from related and third parties as the sole sources of capital to fund operations.

●	Completion of the ore processing facility at the Relief Canyon site and installation of a new jaw crushing unit.

Results of Operation

Our current business strategy is to invest in, explore and if warranted, conduct mining operations of our current mining properties and other mineral producing properties.  Firstgold is a public company that in the past has been engaged in the exploration, acquisition and development of gold-bearing properties in the continental United States.  Currently, our principal assets include various mineral leases associated with the Relief Canyon Mine located near Lovelock, Nevada along with various items of mining equipment and improvements located at that site.  We have also entered into (i) the staking of approximately 4,200 acres of property located in Humboldt County, Nevada; (ii) claims to explore 2,300 acres of property located near Fairview, Nevada; and (iii) mineral leases on 3,300 acres of property located near Winnemucca, Nevada.

Operating Results for the Fiscal Quarters Ended October 31, 2008 and 2007

Although we commenced efforts to re-establish our mining business early in fiscal year 2004, no mining operations have commenced and no revenues from mining operations have been recognized during the quarters ended October 31, 2008 and 2007, respectively.  We have granted a 4% net smelting return royalty to a third party related to the Relief Canyon mining property which has been recorded as an $800,000 deferred option income.  During the third quarter of fiscal year 2009 we recognized revenue of $35,026 from the leasing of drill rigs and crew to other nearby mining operations; $35,080 from performing assays for customers at our lab; and $7,000 from the sale of an internet domain name.  No revenues were recognized during the comparible quarter of fiscal 2008.

During the quarter ended October 31, 2008 we spent $1,368,990 for exploration, reclamation and maintenance expenses related to our mining properties.  Reclamation and maintenance expenses expended during the same quarter ended October 31, 2007 were $505,037.  These expenses relate primarily to exploration activities and installation of processing facilities at the Relief Canyon Mine.  The increase in costs was due to extensive building and facility improvements at the Relief Canyon mine and significant exploration drilling.  During the quarter ended October 31, 2008 we expended approximately $97,429 on preliminary exploration activities at the Horse Creek, Fairview-Hunter and Honorine Gold properties.  We incurred operating expenses of $1,669,783 during the quarter ended October 31, 2008.  Of this amount, $170,523 reflects promotion expense, $256,750 reflects officer and director compensation during the quarter and $432,058 reflect fees for outside professional services.  We incurred operating expenses of $1,664,954 during the quarter ended October 31, 2007.  Of this amount, $34,671 reflects outside director compensation expense, $265,198 reflects promotion expense, $93,500 reflects officer compensation and related payroll taxes during the quarter related to stock options issued and $480,785 reflect fees for outside professional services.

A large portion of the outside professional services reflects legal and accounting work pertaining to our annual and quarterly reporting on Form 10-K and Form 10-Q occurring in fiscal year 2008 and 2009 respectively, as well as the preparation and filing of Amended Form S-1’s.  It is anticipated that both mining costs and operating expenses will increase significantly as we continue our exploration program and prepare for mining operations.

We incurred interest expense of $1,275,991 during the quarter ended October 31, 2008 which compares to interest expenses of $307,780 incurred during the same quarter of 2007.  The principal balance of loans outstanding at the end of the third quarter of fiscal year 2009 increased by $12,714,077 to $13,527,803 compared to a principal balance of $813,726 outstanding at the end of the third quarter of fiscal year 2008, which was primarily the result of an increase in senior secured promissory notes issued during the third quarter..  The increase in accrued interest expense during the quarter ended October 31, 2008 was primarily due to the increase in the principal balance of promissory notes outstanding during the period offset by the write-off of unamortized debt costs related to convertible debt which was converted in full during the period.

Our total net loss for the quarter ended October 31, 2008 increased to $4,236,314 compared to a net loss of $1,934,114 incurred for the same quarter ended October 31, 2007.  The larger net loss in the third quarter of fiscal 2009 reflects the substantial increase in the exploration and mine site improvement expenses as well as an increase in interest expense. The increase in net loss for the quarter ended October 31, 2008 was partially offset by the net sales revenue recognized during the quarter.

Operation results for the Nine Months Ended October 31, 2008 and 2007

During the nine months ended October 31, 2008 we recognized revenue of $722,466 from the leasing of drill rigs and crew to other nearby mining operations and the operation of the mineral assay laboratory.  No revenues were recorded for the nine months ended October 31, 2007.

During the nine months ended October 31, 2008, we spent $4,382,503 on exploration, reclamation and building and facilities expansion expenses related to our mining properties.  Reclamation and maintenance expenses expended during the nine months ended October 31, 2007, were $870,828.  These expenses relate primarily to repairing and upgrading costs required to resume exploration drilling and facilities upgrading at our Relief Canyon mining claims.  We incurred operating expenses of $4,638,709 during the nine months ended October 31, 2008.  Of this amount, $284,028 reflects promotion expense; $653,226 reflects director and officer compensation; and $1,165,876 reflects fees for outside professional services.  A large portion of the outside professional services reflects legal costs associated with litigation involving the Crescent Red Caps LLC as well as legal and accounting work pertaining to our annual and quarterly reporting on Form 10-K and Form 10-Q and financing activities.  During the nine months ended October 31, 2007, we incurred operating expenses of $3,933,654, of which $442,476 reflects outside director compensation expenses related to director fees and stock options issued, $567,878 reflects promotion expenses, $273,009 represented officer compensation, and $885,883 reflected fees for outside professional services.  It is anticipated that both mining costs and operation costs will increase significantly as we continue our exploration program and initiate mining operations.

We incurred interest expense of $1,430,271 during the nine months ended October 31, 2008, which compares to interest expenses of $831,319 incurred during the same nine months of 2007.  The principal balance of loans outstanding at October 31, 2008 increased by $12,714,077 compared to October 31, 2007, primarily the result of the issuance of $12 million of Senior Secured Promissory Notes.  The increase in additional interest expense during the nine months ended October 31, 2008, was primarily due to the increase in outstanding promissory notes.

Our total net loss of the nine months ended October 31, 2008, increased to $9,682,290 compared to a net loss of $5,811,950 incurred for the same nine months ended October 31, 2007.  The higher net loss in the first nine months of fiscal 2009 reflects the increase in exploration, maintenance, and operating expenses as we continue our exploration activities, construct processing facilities and establish a mineral assay laboratory. These expenses were partially offset by revenues recognized during the first nine months of fiscal 2009.

Liquidity and Capital Resources

We have incurred significant operating losses since inception and during the nine months ended October 31, 2008 which has resulted in an accumulated deficit of $41,073,430 as of October 31, 2008.  At October 31, 2008, we had cash and other current assets of $1,035,586 compared to $1,125,613 at January 31, 2008 and a net working capital deficit of $1,923,144 as of October 31, 2008.

Since the resumption of our business in February 2003, we have been dependent on borrowed or invested funds in order to finance our ongoing operations.  As of October 31, 2008, we had outstanding debentures and notes payable in the gross principal amount of $13,527,803 (net balance of $4,710,433 after $(7,951,686) of deferred financing costs) which reflects an increase in the gross principal balance of $12,714,077 compared to notes payable in the gross principal amount of $817,163, (net balance of $657,775 after $(159,389) of note payable discount and deferred financing costs) as of October 31, 2007.

During the nine months ended October 31, 2008 we received proceeds of $7,621,515 from the issuance of stock and $12,000,000 from the issuance of promissory notes.

Due to increased costs and funding delays we believe that an additional $1,000,000 to $1,500,000 of additional funding will be necessary to bring the Relief Canyon Mine into full production and carry out planned initial exploration on our other properties.  To raise these additional funds our intention will be to pursue several possible funding opportunities including the sale of additional securities, entering into joint venture arrangements, or incurring additional debt.

Due to our continuing losses from business operations, the independent auditor’s report dated May 15, 2008, includes a “going concern” explanation relating to the fact that Firstgold’s continuation is dependent upon obtaining additional working capital either through significantly increasing revenues or through outside financing.  As of October 31, 2008, Firstgold’s principal commitments included the following:

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

During the third fiscal quarter of 2008, Firstgold issued Senior Promissory Notes in the principal amount of $12,000,000 which resulted in net proceeds to Firstgold of $8,880,000.  The transaction included the issuance of warrants to purchase 16,050,000 shares of Firstgold common stock at an exercise price of $0.4357 per share.

Off-Balance Sheet Arrangements

During the fiscal quarter ended October 31, 2008, Firstgold did not engage in any off-balance sheet arrangements as defined in Item 303(a) of the SEC’s Regulation S-K.

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

ITEM 4T.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under SEC's rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15 (b) we carried out an evaluation, under the supervision and with the participation of management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act 15d-14 as of the end of the fiscal quarter covered by this report. Our management periodically assesses our internal controls over financial reporting based upon the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”).  Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective in timely alerting them to material information relating to Firstgold that is required to be included in our periodic SEC reports and to ensure that information required to be disclosed in our periodic SEC reports is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding disclosure as a result of any deficiency detected in our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

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

We believe we currently have sufficient funds to finance our near-term mining activities at the Relief Canyon Mine and preliminary exploration activities at our other properties.  We had cash reserves of $467,602 and a working capital deficit of $1,923,144 as of October 31, 2008.  Furthermore, subsequent to the fiscal quarter, on December 15, 2008, we were unable to make a required $400,000 principal reduction payment to our secured lenders.  As a result, our ability to fully implement our business plan and meet our long-term obligations in the ordinary course of business is dependent upon our ability to raise additional capital through public or private equity financings, establish cash flows from operations, enter into joint ventures or other arrangements with capital sources, or secure other sources of financing to fund operations. Our continuing reliance on outside capital is a consequence of our negative cash flows from operations.

At any time, a serious deficiency in cash flows could occur and it is not always possible or convenient to raise additional capital.  A problem in raising capital could result in temporary or permanent insolvency and causing potential claims by unpaid creditors and perhaps closure of the business.

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

The price of gold has experienced an increase in value over the past five years, generally reflecting among other things relatively low interest rates in the United States; worldwide instability due to terrorism; inflation affecting the US dollar and a slow recovery from the global economic slump.  However, current economic conditions have caused the price of gold to fluctuate significantly over short periods of time.  Any significant drop in the price of gold may have a materially adverse affect on the results of our operations unless we are able to offset such a price drop by substantially increased production.

We have no proven or probable reserves and have no ability to currently measure or prove our reserves other than estimating such reserves relying on information produced in the 1990’s and thus may be unable to actually recover the quantity of gold anticipated.  We have retained an independent mining consulting firm to perform a resource evaluation which is expected to be completed early in 2009.  We can only estimate a potential mineral resource which is a subjective process which depends in part on the quality of available data and the assumptions used and judgments made in interpreting such data.  There is significant uncertainty in any resource estimate such that the actual deposits encountered or reserves validated and the economic viability of mining the deposits may differ materially from our expectations.

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

Our mining property rights consist of 146 mill site and unpatented mining claims at the Relief Canyon Mine, our leasehold interest in the Fairview-Hunter and Honorine Gold properties, and recently staked claims in the Horse Creek area of Nevada.  The validity of unpatented mining claims is often uncertain and is always subject to contest.  Unpatented mining claims are generally considered subject to greater title risk than patented mining claims, or real property interests that are owned in fee simple.  If title to a particular property is successfully challenged, we may not be able to carryout exploration programs on such property or to retain our royalty or leasehold interests on that property should production take place, which could reduce our future revenues.

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

As of October 31, 2008, Firstgold had approximately 131,145,543 shares of Common Stock outstanding and options and warrants to purchase a total of 65,125,530 shares of our Common Stock were outstanding as of October 31, 2008.  The possibility that substantial amounts of our outstanding Common Stock may be sold by investors or the perception that such sales could occur, often called "equity overhang," could adversely affect the market price of our Common Stock and could impair our ability to raise additional capital through the sale of equity securities in the future.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES

On August 7, 2008, Firstgold issued Senior Secured Promissory Notes in the aggregate principal amount of $7,215,597 which resulted in net proceeds to Firstgold of $4,989,543. On August 27, 2008, additional promissory notes in the principal amount of $472,973 were issued resulting in net proceeds of $350,000.  On September 10, 2008, Firstgold issued additional Senior Promissory Notes in the aggregate principal amount of $1,351,351, which resulted in net proceeds to Firstgold of $1,000,000.  On September 29, 2008, promissory notes in the principal amount of $5,257,375 were issued resulting in net proceeds of $2,460,457 to Firstgold.  This brought the total principal amount of promissory notes issued to $12,000,000.  The Notes bear interest of 4% per annum payable monthly and are due and payable on March 1, 2010.  In addition, commencing in December 2008, Firstgold is required to make minimum monthly principal reduction payments of $400,000. The Notes are secured by all of the assets of Firstgold including its interests in the Relief Canyon Mine property and facilities.  The proceeds of these Notes will be used to fund the final permitting, deposits and facility construction at the Relief Canyon Mine site.

The issuance of the above-referenced debt instruments and warrants were made without any public solicitation to a limited number of investors or related individuals or entities.  Each investor represented to us that the securities were being acquired for investment purposes only and not with an intention to resell or distribute such securities.  Each of the individuals or entities had access to information about our business and financial condition and was deemed capable of protecting their own interests.  The debt instruments and warrants were issued pursuant to the private placement exemption provided by Section 4(2) and Regulation D there under or Section 4(6) of the Securities Act.  The debenture and notes are deemed to be “restricted securities” as defined in Rule 144 under the Securities Act and the warrant certificates and stock certificates issuable upon exercise of the warrants will bear a legend limiting the resale thereof.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Subsequent to the end of our third fiscal quarter we held our Annual Meeting of Stockholders on November 20, 2008.  At the Annual Meeting of Stockholders, 130,845,543 shares of common stock were entitled to vote at such meeting of which there were present in person or by proxy 66,426,137 shares of common stock which represented a quorum.  At the Annual Meeting, the holders of our common stock elected the following nominees to our Board of Directors:  Stephen Akerfeldt, Kevin Bullock, Donald Heimler and Terrence Lynch.  All of the directors nominated were duly elected by a vote of 66,108,050 shares voting for the nominees, 262,727 shares voting against the nominees and 55,360 shares abstaining.  Fraser Berrill did not stand for re-election.  As a result, Mr. Berrill’s term as a director ended on November 20, 2008.

Our stockholders also ratified Hunter & Renfro LLP as Firstgold’s principal independent public accountants for fiscal year 2009 with 66,342,961 votes cast for and 71,622 votes against and 11,554 votes abstaining.

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

FIRSTGOLD CORP.

Dated: December 21, 2008	By:	/s STEPHEN AKERFELDT
Stephen Akerfeldt, Chief Executive Officer

/s/ JAMES KLUBER
James Kluber, Principal Accounting Officer and Chief Financial Officer