Form 10-K
period 2009-01-31
FIRSTGOLD CORP.
filed 2009-09-04
CIK 878808

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended	Commission File Number
January 31, 2009	0-20722

FIRSTGOLD CORP.

Delaware	16-1400479

(State of Incorporation)	(I.R.S. Employer Identification)

Principal Executive Offices:
1055 Cornell Avenue
P. O. Box 6
Lovelock, NV 89419
(775) 273-7800

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered

None	None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of Each Class

Common Stock	$0.001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issued, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐	No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer
☐ Accelerated filer
☐ Non-accelerated filer (do not check if a smaller reporting company)
☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of May 1, 2009 the aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and ask price on such date was approximately $4.6 million based upon the closing price of $0.36 per share.

As of May 1, 2009, the Registrant had outstanding 141,717,235 shares of common stock.

Transitional Small Business Disclosure Format:    Yes ☐ No ☒

Documents Incorporated by Reference

Certain exhibits required by Item 13 have been incorporated by reference from Firstgold’s previously filed Form 8-K’s, Form 10-Q and Form 10-K.

i

PART I

ITEM 1. BUSINESS

General

Firstgold Corp. (“we,” “us,” “our” or “Firstgold”) has a business strategy whereby it will invest in, explore and if warranted, conduct mining operations of its current mining properties and other mineral producing properties. Firstgold is a public company that in the past has been engaged in the acquisition and exploration of gold-bearing properties in the continental United States. Currently, Firstgold’s principal assets include various mineral leases associated with the Relief Canyon Mine located near Lovelock, Nevada along with various items of mining equipment and improvements located at that site. Firstgold has also staked claims on approximately 4,200 acres of land at the Horse Creek exploration project near Winnemucca, NV, claims on approximately 3,300 acres of land located at the Honorine Gold exploration project near Winnemucca, NV, and claims on approximately 2,300 acres of land at its Fairview-Hunter exploration project, near Fairview, NV.

From 1995 until the beginning of 2000, Firstgold had followed the above described business activity focusing on the exploration for gold and silver mineral deposits. With the fall of the precious metal markets, Firstgold attempted to redefine its business strategy, and from approximately July 2001 until February 2003 Firstgold discontinued all business activity. During the period of inactivity, ASDi LLC, an entity controlled by A. Scott Dockter who was the Chief Operating Officer of Firstgold through June 2009, made the necessary expenditures to maintain the current status of the Relief Canyon mining claims. In February 2003, Firstgold resumed its business of acquiring, exploring and if warranted developing its mining properties.

Firstgold’s mailing address as of the end of fiscal year 2009 was 3108 Ponte Morino Drive, Suite 210, Cameron Park, CA 95682 and its telephone number is (530) 677-5974. As of July, 2009 Firstgold’s mailing address became 1055 Cornell Avenue, PO Box 6, Lovelock, NV 89419.

The Company

Firstgold Corp., a Delaware corporation, has been engaged in the acquisition and exploration of gold-bearing properties in Nevada since 1995. In fiscal 1999 Firstgold placed its only remaining property, the Relief Canyon Mine, located in Pershing County, Nevada, on a care and maintenance status. During fiscal 2000, Firstgold executed a contract to sell the Relief Canyon Mine to A. Scott Dockter, then Chairman of Firstgold; however the sale was never completed and the asset remains the property of Firstgold. Firstgold has now resumed operations at the Relief Canyon Mine. See “Business” below for further detail.

Firstgold’s independent accountants have included a “going concern” explanatory paragraph in their report dated August 31, 2009 on Firstgold’s financial statements for the fiscal year ended January 31, 2009, indicating substantial doubt about Firstgold’s ability to continue as a going concern (See Note 2 of Financial Footnotes). If Firstgold’s exploration program is not successful or if insufficient funds are available to carry out Firstgold’s business plans, then Firstgold will not be able to execute its business plan.

For financial information regarding Firstgold, see “Financial Statements.”

Business

We are an “exploration stage” company engaged in the search and/or verification of ore deposits (reserves) in our property. Our business will be to acquire, explore and, if warranted, develop various mining properties located in the state of Nevada. We plan to carryout comprehensive exploration and, if warranted, development programs on our properties. We are currently processing mineralized material at the Relief Canyon Mining Project. While we currently plan to fund and conduct these activities ourselves, in the future we may engage in joint venture, royalty or partnership arrangements pursuant to which other companies would agree to finance and carryout the exploration and possible future development programs on our mining properties. Our current plan will require the hiring of various mining employees to perform exploration and mining activities for our various mining properties.

In July 2008, Firstgold opened a full service metals and mineral assay laboratory in leased buildings located in Lovelock, Nevada. On September 30, 2008 Firstgold purchased the laboratory facility for an aggregate purchase price of $450,000. The laboratory will process mineral samples from Firstgold’s Relief Canyon Mine, other Firstgold exploration properties and provide excess capacity to process mined samples from other outside mining and exploration companies. At peak operation, the laboratory is designed to process up to 1,000 fire assays and up to 1,000 geochemical analyses per day.

Properties

MATERIAL PROPERTY

Relief Canyon Mine

The Relief Canyon Mine is an open-pit, heap leaching operation located approximately 110 miles northeast of Reno, Nevada. It is located approximately 12 miles east of Lovelock, NV. It is accessed by improved roads by exiting Interstate 80 north of Lovelock, at Coal Canyon Road and traveling southeast for 9 miles to the mine site. Firstgold held 50 unpatented mining claims covering approximately 1,560 acres until October 2004 at which time Firstgold completed re-staking the Relief Canyon mill site and lode claims. Firstgold currently holds a total of 166 claims including 120 mill site claims and 46 unpatented mining claims. The annual payments to maintain these claims are approximately $23,240. Water for mining and processing operations is provided by two wells located on the property in close proximity to the mine and processing facilities. Power is provided by a local rural electric association and Firstgold has installed its own radio system to support telephone and internet service at the mine site. Relief Canyon is located in the Humboldt Range, a mining district in Pershing County, Nevada.

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

If mining operations are not resumed at the Relief Canyon mine, it is possible Firstgold may be required to reclaim the mine. Reclamation consists of recontouring the four heaps to a 3:1 slope, sale and removal of the building and its contents, evaporation of all water in both ponds and burial of the building foundation and floor within the ponds’ liners under the soil contained in the pond berms. Finally, native vegetation must be re-established in all areas of disturbance. A cash bond has been posted which will cover the cost of these reclamation activities.

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

The Relief Canyon properties include 120 millsite claims and 46 unpatented mining claims contained in about 1,560 acres.

Firstgold’s operating plan is to place the Relief Canyon mining property into production during the 2009 calendar year, and use the net proceeds from these operations, if any, to fund expanded exploration and, if warranted, development of its entire property holdings. By this means, Firstgold intends to progressively enlarge the scope and scale of the mining and processing operations, thereby increasing Firstgold’s annual revenues and eventually its net profits.

Firstgold’s goals for environmental protection and reclamation are for minimal environmental disturbance during mining, and reclamation and/or restoration of the disturbed area after mining ceases. The economics of Firstgold’s operations will permit this environmentally responsible plan of operations.

We will initially focus on exploring the North Relief Canyon mining property. In August, 2008 we increased our reclamation bond with the Nevada Bureau of Mining Regulations and Reclamation (“BMRR”) from $613,500 to $2,797,346 which allows us to apply for new permits for mining and processing on the property. Posting the reclamation bond completes the Activities of Compliance mandated by the Bureau of Land Management (“BLM”) and Nevada Department of Environmental Protection (“NDEP”) before any work can commence. We have completed all of the environmental work required by NDEP in the Administrative Order of Consent issued May 2005 (the AOC). The purpose of the AOC is to bring the Relief Canyon mine up to current environmental compliance.

Subsequent to the year-end, in July 2009 an irrevocable Letter of Credit from Umpqua Bank in favor of the U.S. Department of Interior, Bureau of Land Management in the amount of U.S. $2,183,846, representing a portion of the reclamation bond for the Relief Canyon Mine was called. The letter of credit was secured by a certificate of deposit in the amount of $2,293,126;

$2,183,846 of the certificate of deposit was used to satisfy the letter of credit and now represents a cash bond on deposit with the Bureau of Land Management.

On September 25, 2006 we submitted our “Plan of Operations” for the Relief Canyon Mining Project to the NDEP. The Plan contains extensive details on how the mine will operate if and when production is achieved. The Plan includes an intention to reprocess the existing heaps containing approximately 8 million tons of mineralized material and the construction of a new heap leach pad. The Plan also includes facilities and processes which are compliant with our “Green Initiative” to construct and operate an environmentally conscience project.

On October 19, 2006 we received notice from the NDEP that we would be allowed to attach our current Plan of Operations as an amendment to a previous Plan of Operations submitted in 1996. This consolidation of Plans is expected to significantly reduce the processing time and documentation necessary to secure our production permit from the NDEP which will allow us to commence processing mineralized material at the Relief Canyon Mining Project. On April 9, 2007 we received notice from the NDEP that Firstgold’s 1996 Plan of Operation had been reinstated. All required permits needed to commence the re-processing of the old heap leach material were completed and submitted to the pertinent government agencies in early 2008. After review and public comment the BLM and the Nevada Department of Environmental Protection (NDEP) issued the required permits for Firstgold to begin construction of the processing facilities and heap leach pads. The permits also gave Firstgold the ability to crush and heap leach the material from the old pads. The NDEP Reclamation Permit was issued on August 5, 2008 and the Water Pollution Control Permit was issued on June 7, 2008. The BLM Environmental Assessment (EA) was issued July of 2008 stating that no significant environmental damage will occur because of our operations.

To assist us in this effort, we have retained Dyer Engineering Consultants, Inc. as our lead engineering firm for the permitting and compliance engineering work at the Relief Canyon and other exploration projects in Nevada.

Currently, we can proceed with the permits to commence full scale exploration and mining activities. The estimated time for completing the permitting process is between six months to nine months. However, upon posting the reclamation bond, we are able to carry on limited operations pending full permitting for full mining operations. The Amendment to the Plan of Operations approving the leaching operations was issued by the BLM on August 7, 2008

Description of Past Exploration and Existing Exploration Efforts

Gold mineralization at the Relief Canyon Mine is hosted in an inter-formational tectonic breccias between younger, thin-bedded sandy shales of the Triassic Grass Valley Formation and older thin-to-medium bedded Triassic Cane Springs limestone, as well as along high-angle faults and bedding plane faults in the Cane Springs limestone. Tertiary sills of quartz monzonite and dacite have intruded the breccias along high angle northwesterly faults and acted as traps for later gold-bearing hydrothermal solutions. The mineralization is hosted in an anticline, with a steeper dip on the eastern limb, and plunges south-southwest. Most mine activity has been on the more accessible western limb of the fold. Large, low-angle northwesterly striking faults, originally interpreted as thrust faults, appear to have occurred along stratigraphic beds, and may be detachment faults rather than thrusts. Multiple high-angle faults, representing several regionally significant tectonic fabrics, also cross-cut the Relief-Packard Flats area.

Over 400 historic reverse circulation holes have been drilled at the Relief Canyon project. Of the 400 holes drilled, 106 had intercepts of gold bearing mineralizations of 0.1 gold/ton content.

The mineral zone of Relief Canyon is open ended on three sides. It is projected that ongoing drilling will increase the size of possible reserves. Most of the drilling to date was targeted for open pit mining, resulting in shallow holes which did not test for possible deeper mineralization. A significant number of deep holes were drilled on the North end of the property.

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

Although significant historical drilling has been performed at Relief Canyon there are no known reserves as a result of this drilling. We retained SRK Engineering to perform an initial resource evaluation of the Relief Canyon Property. In November 2008, we retained Mining Development Associates of Reno, Nevada to complete this evaluation which is expected to be delivered in October 2009.

We began preparing previously processed material on the existing heaps in November 2008 and began applying cyanide solution to the material on our heap leach pads in February 2009. However, due to lack of funds, in April, 2009 Firstgold suspended all exploration and leaching activity and placed the Relief Canyon mining property on a care and maintenance status. In June 2009 Firstgold closed its Cameron Park office.

Firstgold owns two reverse circulation drill rigs and two diamond core drill rigs. In addition to providing exploration drilling to Firstgold, these drilling rigs, along with operating crews, have been contracted out from time to time to other nearby mining operations. This rental activity produced $551,279 of revenue during fiscal 2008 and $680,386 in fiscal 2009.

In fiscal 2009 Firstgold completed the construction of a lab building in Lovelock Nevada. In addition to performing assay work for its own account Firstgold has also provided lab services to other mining companies. These services provided $150,920 of revenue during fiscal 2009.

Mineral Processing Facilities

In October 2006, we commenced revitalization of our process solution ponds. The existing Pregnant and Barren ponds, which were converted to secondary overflow containment, have been cleaned and relined with the latest technology of fluid containment. In keeping with our “Green Initiative,” this will include new leak detection equipment and protocols. In addition, a new enclosed solution transmission system has been constructed between the site of the proposed heap leach pad and the existing solution ponds. Upon completion, we will have the capacity to reprocess approximately 7 million metric tons of existing lower grade oxide mineralized material stacked on existing leach pads by heap leaching. Heap leaching consists of stacking crushed or run-of-mine mineralized material in impermeable ponds, where a weak cyanide solution is applied to the top surface of the heaps to absorb the gold which is then directed by the solution transmission system to the mineral processing facility. We began reprocessing the mineralized material on the existing heaps in December 2008 and began applying cyanide solution to the material on our heap leach pads in January 2009. We were able to recover 91.19 ounces of gold and 340.461 ounces of silver from the processed material before the processing was suspended due to a lack of funds.

A mineral processing facility, with capacity to process up to 3,000 gallons per minute of gold bearing solution, has been constructed at the property site and in late February, 2009 started processing the first leached solution from our new heap leach pads. We shipped our first gold bearing carbon to be processed in early March 2009. A new 15,000 tons per day jaw crushing and stacking system has been constructed on site and is currently available to crush and stack excavated minerals.

EXPLORATION PROPERTIES

Firstgold leases mineral interests in certain mining exploration stage properties located in Nevada. Additional funding or the utilization of other venture partners will be required to fund exploration, research, future development and operating expenses at these properties.

Antelope Peak

On October 24, 2006, we entered into a Mineral Lease Agreement with the owners of approximately 25,000 acres of property located in Elko County, Nevada (the “Antelope Peak” property). The Lease allowed Firstgold the exclusive right to explore for and, if warranted, develop gold, silver and barite minerals on the leased property. The Lease has an initial term of five (5) years; however the term can be automatically extended thereafter for so long as Firstgold is engaged in mining operations.

The project is 40-60 miles east and parallels the Carlin Trend with features indicative of a potential gold-bearing system of the Carlin Type deposit model. It consists of nearly 35,000 acres of virtually unexplored private ground. After performing an Aerial Ground Magnetic Survey and conducting extensive ground sampling on the property, we determined that the land package and potential did not fit the geologic profile we had hoped for. Consequently, the lease was terminated on October 24, 2008 without further liability to Firstgold. During the two years of the lease, we expended approximately $20,673 on exploration costs.

Horse Creek

On July 9, 2007, we completed staking claims on approximately 4,200 acres of potentially mineralized ground in Humboldt County, Nevada. We have conducted preliminary sampling of the area. During the course of the property evaluation, rock chip samples were collected. This sampling has shown the potential presence of intrusion-related gold systems. The next phase of this project will be to conduct extensive mapping of the area’s bedrock geology. Additionally, we plan to conduct an airborne geophysical survey to map the magnetic character of the rocks. Geochemical exploration efforts will continue with more rock chip sampling as well as an in-depth soil sampling survey. $42,233 was spent in FY 2009 on these efforts. $25,000 is budgeted to be spent in FY 2010 on these exploration efforts.

Fairview-Hunter

On January 11, 2008 we secured claims on approximately 2,300 acres of potentially mineralized ground near Fairview, Nevada. The property is underlain by a variety of volcanic units, including extensive pyroclastic units presumably related to regional explosive volcanism (i.e. caldera formation). Two alteration zones, labeled the North and South Pediment Targets, were identified during construction of the surface geology map and show anomalous soil sample geochemical signatures indicative of potential epithermal mineralization. We are conducting preliminary sampling of the area. During the course of the property evaluation, rock chip samples were collected. The next phase of this project will be to conduct extensive mapping of the area’s bedrock geology. Additionally, an airborne geophysical survey was conducted to map the magnetic character of the rocks. Geochemical exploration efforts will continue with more rock chip sampling as well as an in-depth soil sampling survey. $67,363 was spent in FY 2009 on these efforts. An additional $25,000 is budgeted to be spent in FY 2010 on these exploration efforts.

Honorine Gold

On February 22, 2008, we secured claims on approximately 3,300 acres of potentially mineralized ground north of Winnemucca, Nevada. The property is underlain by sedimentary rocks (quartzite, chert and phyllite) of the Valmy Formation. Structural preparation is evidenced by the occurrence of iron-stained, coarse, angular tectonic and/or hydrothermal breccias. We are conducting preliminary sampling of the area. During the course of the property evaluation, rock chip samples were collected. The next phase of this project will be to conduct extensive mapping of the area’s bedrock geology. Additionally, we plan to conduct an airborne geophysical survey to map the magnetic character of the rocks. Geochemical exploration efforts will continue with more rock chip sampling as well as an in-depth soil sampling survey. During FY2009, seven rotary drill holes and one core hole were drilled on the Honorine Property, with encouraging results. $189,613 was spent in FY 2009 on these efforts. An additional $200,000 is budgeted to be spent in FY 2010 on these exploration efforts.

Crescent Red Caps LLC

In early 2005 we entered into a Letter of Intent to form a joint venture to acquire the exploration rights to certain properties which consisted of two leases of unpatented mining claims located in northeastern Nevada, approximately 60 miles southwest of Elko, Nevada in Lander County for which ASDi LLC was the lessee. In furtherance of this intended joint venture on January 25, 2006 ASDi LLC and Firstgold entered into an Operating Agreement for the Crescent Red Caps LLC, a Nevada limited liability company (“Crescent Red Caps LLC”) formed for the intended purpose of exploring the properties. The terms of the Operating Agreement for Crescent Red Caps LLC provided for Firstgold to own an initial 22.22% interest in the LLC and be the Manager and the remaining 77.78% interest to be held by ASDi LLC, a California limited liability company owned by A. Scott Dockter, then COO of Firstgold. Additionally, by the terms of the Operating Agreement, Firstgold, by making expenditures over three years (January 2006 - January 2009) aggregating $2,700,000, could acquire a 66.66% overall interest in the Crescent Red Caps LLC. Firstgold would then have the opportunity to purchase the remaining Crescent Red Caps LLC interest held by ASDi LLC based on the results of the exploration work contemplated by these additional expenditures.

On October 13, 2006 and November 1, 2006 the lessors gave notices of termination of the two leases. The lessors claimed that the proposed assignment of the leases by ASDi LLC to Crescent Red Caps LLC was either ineffective or in breach of the leases. ASDi LLC disputed the lease terminations and on February 8, 2007, the lessors filed a lawsuit seeking to terminate the leases (see the section “Legal Proceedings” below). In late March, 2008 the parties reached a settlement agreement and the case was dismissed by the Court on April 4, 2008. As a result of the settlement, Firstgold paid $150,000 to the Plaintiffs and Firstgold, ASDi LLC and Crescent Red Caps LLC relinquished all right, title and interest in the Red Caps and Crescent Valley leases to the Plaintiffs. Consequently, Firstgold no longer has any interest in these leases and will not pursue any further exploration activity on such leased property. Firstgold had not yet expended any significant amounts on its exploration program on the properties prior to this lease dispute.

Restructuring Transaction

On July 16, 2009 we entered into a Binding Offer Letter with Northwest Non-Ferrous International Investment Company, Limited (“Northwest”) which has its headquarters in Xi’an Shaanxi Province, China. Pursuant to the Binding Offer Letter, the parties have agreed to prepare and enter into definitive agreements having an aggregate value of approximately $26,500,000 and to make certain fundamental changes to Firstgold’s Certificate of Incorporation and Bylaws to give effect to the Restructure transaction which collectively are referred to herein as the “Restructuring.” The capital infusion by Northwest will consist of three components. All dollar amounts are stated in US dollars.

Purchase of Notes

The first capital investment component of the Restructuring provides for Northwest to acquire the currently outstanding Senior Secured Promissory Notes held by Firstgold’s primary creditors,

Platinum Long Term Growth, LLC (“Platinum”) and Lakewood Group LLC (“Lakewood”) for a one-time payment of $11,500,000. The Binding Offer Letter provides for Northwest to make an initial pre-loan payment of $1,000,000 of which $500,000 was allocated to Platinum and Lakewood as a nonrefundable deposit and $500,000 was transferred to Firstgold to be used for working capital purposes. These funds were received by Firstgold’s Canadian counsel on July 16, 2009. The balance of $11,000,000 will be paid by Northwest to Platinum/Lakewood and Northwest will assume the existing secured promissory notes currently held by Platinum and Lakewood. Among other things, Northwest would assume all the security interests and title liens currently held by Platinum and Lakewood thus making Northwest our primary secured lender.

Working Capital Loan

The next capital investment component of the Restructuring is a $5,500,000 loan to be made by Northwest to Firstgold which will be used to discharge indebtedness to unsecured creditors and for general working capital. The loan will bear interest at a fixed rate of 10% per annum and the principal amount of the loan will be repaid in 24 equal monthly installments commencing on September 1, 2010. $500,000 of the loan proceeds were previously advanced to Firstgold on July 16, 2009 with the balance to be advanced to Firstgold on or before August 31, 2009.

Subscription for Shares

The third capital investment component of the Restructuring is the purchase of shares of Firstgold common stock whereby, on or about September 30, 2009, and subject to shareholder approval and regulatory approval, Northwest will subscribe for that number of shares from the authorized but unissued (post-split) shares which will equal 51% of the then issued and outstanding shares of Firstgold common stock for an amount of $9,500,000 (the “Subscription Transaction”) and result in a change of control of Firstgold. The proceeds from this subscription Transaction will be used for general working capital including the resumption of gold exploration and processing at Firstgold’s Relief Canyon mining site.

Structural Changes Required by Northwest

As part of the Restructuring, Northwest is allowed to nominate three directors to the Firstgold Board of Directors with Mr. Sun Feng (Chairman of Northwest) being designated as the new Chairman of the Firstgold Board. In addition, the Amended and Restated Certificate of Incorporation will be amended to provide for the Chairman of the Board to have a “casting vote” meaning that in case of a tie vote on any matter properly coming before the Board, the Chairman will have two votes compared to one vote by each of the remaining Directors thus allowing the Chairman the deciding vote in case of a tie vote on the Board. Northwest will also be granted certain preemptive rights allowing it to maintain its 51% ownership interest when and if currently outstanding warrants are exercised.

Financial Changes Required by Northwest

As a further condition of the Restructuring, Firstgold was required to reduce the amount of debt owed to creditors. Consequently, Firstgold has entered into arm’s length settlement arrangements with most of its unsecured creditors whereby it will issue up to 84,123,514 shares of common stock, together with cash in the amount of approximately $4,438,000 in exchange for the discharge of $7,564,690 of original indebtedness and the cancellation of outstanding warrants exercisable into at least 63,000,000 shares of common stock. In addition, 19,300,000 shares are to be issued to settle compensation owed to directors and officers of Firstgold.

Regulatory Requirements

Due to the nature of the above described transaction with Northwest stockholder approval will be required for several aspects of the Restructuring transaction. Consequently, it is expected that in September 2009, proxy material will be sent to Firstgold stockholders seeking approval for the Restructuring transaction in addition to various other matters. Failure to secure stockholder approval would jeopardize some or all of the Restructuring transaction with Northwest and deprive Firstgold of significant capital investment necessary to resume operations at the Relief Canyon mining site.

Since the Firstgold common shares are currently listed on the Toronto Stock Exchange (“TSX”), certain TSX rules and regulations require that: (i) the issuance of shares by Firstgold to Northwest in an amount equal to 51% of then then-outstanding shares resulting in a change of control, (ii) the proposed issuance of shares representing more than 25% of the currently issued and outstanding shares at a discount to the market price in settlement of indebtedness and (iii) the issuance of share compensation to certain officers and directors of Firstgold, must be approved by Firstgold’s stockholders.

Since Northwest is a China based entity, it was determined that a voluntary application should be made to the Committee on Foreign Investment in the United States (“CFIUS”) seeking clearance as to any national security concerns relating to the proposed investment by Northwest in Firstgold. While we do not anticipate any difficulties with the CFIUS clearance, the application process will take 45 to 60 days which necessitates an extension of the planned initial closing from August 31, 2009 to on or before October 31, 2009. In order to gain approval of this extension from our senior secured creditors (Platinum/Lakewood), Northwest agreed to release its $500,000 deposit to Platinum/Lakewood. Firstgold intends to file a follow-up Form 8-K and news release concerning the status of the Restructuring as soon as such terms have been agreed upon.

Information about Northwest

Northwest Nonferrous International Investment Company Ltd. is 100% owned by the Northwest Mining and Geological Exploration Group Co. for Nonferrous Metals (NWME) and is based in Xi’an city of Shaanxi province, China. NWME has more than 6,000 employees including 800 geologists, technologists, and engineers.

NWME is one of the top five exploration and mining Bureaus in China amongst around 100 provincial Bureaus in terms of revenue and technical capacity. NWME was one of the first Bureaus in China to conduct exploration projects in partnership with overseas companies. In 2007, NWME incorporated a joint venture with Yukon Nevada Gold Corporation to carry out exploration on new acquisitions. In 2008, NWME, in partnership with Jinduicheng Molybdenum Group Co., Ltd., acquired Yukon Zinc Corporation.

Industry Overview

The gold mining and exploration industry has experienced several factors recently that are favorable to Firstgold as described below.

The spot market price of an ounce of gold has increased from a low of $253 in February 2001 to a high of $1,011 in March 2008. The price was $927 as of January 31, 2009 and $886 as of May 1, 2009. This current price level has made it economically more feasible to produce gold as well as made gold a more attractive investment for many. Accordingly, the gross margin per ounce of gold produced per the historical spot market price range above provides significant profit potential if we are successful in identifying and extracting gold at the Relief Canyon mine.

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

Additional factors causing higher gold prices over the past several years have come from a weakened United States dollar. Reasons for the lower dollar compared to other currencies include the historically low US interest rates, the weak US economy, the increasing US budget and trade deficits and the general worldwide political instability caused by the war on terrorism.

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

Employees

As of January 31, 2009, we had 61 full-time employees. Mining employees include a Mine Manager, Chief Geologist and Senior Geologist, a Lead Driller and a Plant Metallurgist. We also employ 7 lab technicians and staff at our metals and minerals assay laboratory. Due to a lack of funding we had to lay-off virtually all of our employees except for the Mine Manager and one other employee to secure and maintain the Relief Canyon mining site. When and if new funding is made available, we anticipate hiring back most of our employees during the current year to work on the mining sites in Nevada as our exploration program resumes. While skilled equipment and operations personnel are in demand, we believe we will be able to hire the necessary workers to sustain our exploration program. Our employees are not expected to be subject to a labor contract or collective bargaining agreement. We consider our employee relations to be good.

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

On October 19, 2006 we received notice from the NDEP that we would be allowed to attach our current Plan of Operations for Relief Canyon submitted on September 15, 2006 as an amendment to the previous Plan of Operations submitted in 1996. This consolidation of Plans is expected to significantly reduce the processing time and documentation necessary to secure our production permit from the NDEP for the Relief Canyon project. We were also required to increase the reclamation cost deposit from $243,204 to $613,500 which was placed in a blocked account with our bank in Sacramento, California in March 2007. On April 9, 2007 we received notice from the NDEP that Firstgold’s Plan of Operation had been reinstated. With this approval, Firstgold is allowed to commence onsite operations subject to final determination and posting of a $2,797,346 reclamation bond.

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

The State of Nevada, where our mine properties are located, adopted the Mined Land Reclamation Act (the “Nevada Act”) in 1989 which established design, operation, monitoring and closure requirements for all mining facilities. The Nevada Act has increased the cost of designing, operating, monitoring and closing mining facilities and could affect the cost of operating, monitoring and closing existing mine facilities. Pursuant to the Nevada Act, we are required to mitigate long-term environmental impacts by stabilizing, contouring, resloping, and revegetating various portions of a site. While a portion of the required work was performed concurrently with prior operations, completion of the environmental mitigation occurs once removal of all facilities has been completed. The State of Nevada also has adopted reclamation regulations pursuant to which reclamation plans must be prepared and financial assurances established for existing facilities. The financial assurances can be in the form of cash placed on deposit with the State or reclamation bonds underwritten by insurance companies. We prepared a specific reclamation plan of the Relief Canyon Mine and began implementation of the plan in

April 2005. This work was completed in the summer of 2005. We have now completed the Activities of Compliance required by BLM and NDEP which was a prerequisite to the issuance of mining permits and have deposited $2,797,346 in a blocked account with our bank in Sacramento, California to cover future reclamation costs. Our ability to commence full mining operations at the Relief Canyon Mine is subject to our obtaining all necessary mining permits.

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

Gold mining and processing operations by an entity would generate large quantities of solid waste which is subject to regulation under the RCRA and similar state laws. The majority of the waste which is produced by such operations is “extraction” waste that EPA has determined not to regulate under RCRA’s “hazardous waste” program. Instead, the EPA is creating a solid waste regulatory program specific to mining operations under the RCRA. Of particular concern to the mining industry is a proposal by the EPA entitled “Recommendation for a Regulatory Program for Mining Waste and Materials Under Subtitle D of the Resource Conservation and Recovery Act” (“Strawman II”) which, if implemented, would create a system of comprehensive Federal regulation of the entire mine site. Many of these requirements would be duplicates of existing state regulations. Strawman II as currently proposed would regulate not only mine and mill wastes but also numerous production facilities and processes which could limit internal flexibility in operating a mine. To implement Strawman II the EPA must seek additional statutory authority, which is expected to be requested in connection with Congress’ reauthorization of RCRA.

We also are subject to regulations under (i) the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA” or “Superfund”) which regulates and establishes liability for the release of hazardous substances and (ii) the Endangered Species Act (“ESA”) which identifies endangered species of plants and animals and regulates activities to protect these species and their habitats. Revisions to “CERCLA” and “ESA” are being considered by Congress; however, the impact of these potential revisions on us is not clear at this time.

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

ITEM 1A. RISK FACTORS

As an exploration stage company with an unproven business strategy, we may not be able to achieve positive cash flows and our limited history of operations makes evaluation of our future business and prospects difficult. We have been actively pursuing our business strategy since February 2003. Consequently, we have been reactivating our business operations and we have not generated substantial revenues, other than drilling revenue, interest income, and dividend income, since our resumption of business. As a result, we have only a limited operating history upon which to evaluate our future potential performance. Our prospects must be considered in light of the risks and difficulties encountered by new companies which have not yet established their business operations.

We will need additional funds to finance our mining and exploration activities as well as fund our current operations. Due to our lack of funds, we had to suspend operations at the Relief Canyon mine site and lay-off most of our employees. Our ability to meet our long-term obligations in the ordinary course of business is dependent upon our ability to raise additional capital through public or private equity financings, establish increasing cash flow from operations, entering into joint ventures or other arrangements with capital sources, or secure other sources of financing to fund operations. We are currently in negotiations with Northwest to provide up to $9,500,000 in operating capital to Firstgold. However, this transaction is not expected to close until October, 2009 and may not close at all if various conditions to closing, including completion of due diligence and stockholder approvals, are not achieved in a timely manner.

On August 7, 2008 the Company entered into a Note and Warrant Purchase Agreement (the “Agreement”) which created a long-term debt obligation in the aggregate amount of $12,000,000. Pursuant to the Agreement commencing on December 15, 2008 and continuing in each month thereafter, Firstgold is required to make monthly principal reduction payments equal to the greater of: i) 40% of Firstgold’s free cash flow (as defined in the Agreement) in the preceding calendar month, and ii) $400,000. Firstgold has not paid any of the principal reduction payments. Therefore, as of December 16, 2008, Firstgold was in default for non-payment of the required principal payment of $400,000 on the Senior Secured Promissory Notes. As a result of the default, the $12 million principal balance could be called immediately due and payable by the Lenders and the Lenders began charging a default interest rate of 18% per annum. Additionally, the loans are secured by a first priority interest in all of Firstgold’s assets including its equipment, its mining rights existing at its Relief Canyon mine as well as any future mining rights Firstgold may develop in certain other properties. On March 31, 2009 Firstgold entered into a Notice of Default and Forbearance Agreement whereby the Lenders agreed to forbear from further default proceedings until April 30, 2009. However, on April 22, 2009 the secured lenders terminated the Forbearance Agreement and declared defaults under their respective Senior Secured Notes. On June 17, 2009 these lenders filed an application to have a receiver appointed to oversee Firstgold’s operations and assets. Due to the current negotiations with Northwest which, among other things, would assume the lenders’ Senior Secured Promissory Notes for payment of $11,500,000, the lenders have agreed to refrain from any further action until the Northwest transaction is consummated or terminated.

A second mortgage for $67,500 due in June 2009 became past due and was in default. In July 2009 the lender began foreclosure proceedings on the building and improvements. In August 2009 Firstgold and the lender completed a forbearance agreement whereby Firstgold will prepay one year of interest at 7% on the mortgage while continuing to maintain its obligations to complete the water line improvements.

Our prior and current independent certified public accountants have expanded their opinion contained in our financial statements as of and for the years ended January 31, 1997, through January 31, 2009 to include an explanatory paragraph related to our ability to continue as a going concern, stating, in the audit report dated August 31, 2009, that the Company had an accumulated deficit of $45,835,365 at January 31, 2009. These factors, among others, as discussed in “Note 2- Going Concern” to the financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. The auditors recognize that the cash flow uncertainty makes their basic assumptions about value uncertain. When it seems uncertain whether an asset will be used in a “going concern” or sold at auction, the auditors assume that the business is a “going concern” for purposes of all their work, and then they disclose that there is material uncertainty about that assumption. It is definitely a consequence of our negative cash flows from operations that we continually need additional cash. At any time, a serious deficiency in cash reserves could occur and it is not always possible or convenient to raise additional capital. A problem in raising capital could result in temporary or permanent insolvency and consequently potential claims by unpaid creditors and perhaps closure of the business. All of these things are possibilities. It is certain, in any case, that analysts and investors view unfavorably any report of independent auditors expressing substantial doubt about a company’s ability to continue as a going concern.

The price of gold has experienced an increase in value over the past several years, generally reflecting among other things relatively low interest rates in the United States; worldwide instability due to terrorism; and a continuing global economic slump. Gold prices are close to historic highs closing at $886 per ounce on May 1, 2009. We believe that the economic conditions causing these high market valuations will continue for the foreseeable future. However, any significant drop in the price of gold will have a materially adverse affect on the results of our operations unless we are able to offset such a price drop by substantially increased production.

The disclosures of our mineral resources are only estimates. We have no proven or probable reserves and have no ability to currently measure or prove our reserves other than estimating such reserves relying on information produced in the 1990’s supplemented by our current exploration data. Therefore we are unable to determine the quantity of gold we may be able to recover. We can only estimate a potential mineral resource which is a subjective process which depends in part on the quality of available data and the assumptions used and judgments made in interpreting such data. There is significant uncertainty in any resource estimate such that the actual deposits encountered or reserves validated and the economic viability of mining the deposits may differ materially from our expectations.

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

Our mining property rights consist of 166 mill site and unpatented mining claims at the Relief Canyon Mine, and our staked claims at the Horse Creek exploration property, the Honorine Gold exploration property, and the Fairview-Hunter exploration property. The validity of unpatented or staked mining claims is often uncertain and is always subject to contest. Unpatented mining and staked claims are generally considered subject to greater title risk than patented mining claims, or real property interests that are owned in fee simple. If title to a particular property is successfully challenged, we may not be able to carryout exploration programs on such property or to retain our royalty interests on that property should production take place, which could reduce our future revenues.

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

ITEM 2. PROPERTIES

Firstgold’s corporate headquarters was located at 3108 Ponte Morino Drive, Cameron Park, California 95682. Firstgold’s business office is now located at 1055 Cornell Avenue, P.O. Box 6, Lovelock, Nevada 89419. Firstgold also owns and operates a 10,000 sq. ft. mineral assay laboratory at 1300 Westfall Road, Lovelock, Nevada 89419.

Mining Property Rights

Relief Canyon Property

Our mining property rights are represented by 146 unpatented mill site and mining lode claims which were re-staked in October 2004 and June 2006. Unpatented mining claims are generally considered subject to greater title risks than patented mining claims or real property interests that are owned in fee simple. To remain valid, such unpatented claims are subject to annual maintenance fees. As of January 31, 2009, we were current in the payment of such maintenance fees.

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

Fairview-Hunter

On January 11, 2008 we entered into a Mineral Lease Agreement with Randall Stoeberl, dba RSgold of approximately 2,300 acres of potentially mineralized ground near Fairview, Nevada (“Fairview-Hunter” property). The Lease allows Firstgold the exclusive right to explore for and, if warranted, develop gold, silver and barite minerals on the leased property. The Lease includes exploration, mining and access rights, deposit of waste material, mineral processing, and water rights. The Lease has an initial term of ten (10) years; however the term can be automatically extended thereafter for so long as Firstgold is engaged in mining operations.

Firstgold paid $25,000 upon the signing of the Lease and is required to pay rent of $25,000 the first year, with payments increasing each subsequent year by $5,000, with a maximum annual payment of $50,000. Firstgold is required to complete an initial 2,000 feet of drilling in the first year, with no specified obligations thereafter. The drilling was completed in FY 2009. In addition, should mining operations commence, the Lessors would be entitled to 3% of net smelter returns. Firstgold is current on its lease payments.

These claims are staked claims on property owned by the U.S. Bureau of Land Management (“BLM”), and controlled by Randall Stoeberl. Such staking of claims is permitted on U.S. Government property; however such claims must be filed with the BLM and any significant drilling or development activity will be subject to the review and approval of the BLM and NDEP.

Honorine Gold

On February 22, 2008, we entered into a Mineral Lease Agreement with the Steve and Honorine Patterson Family Trust of approximately 3,300 acres of property located in Humboldt County, Nevada (the “Honorine Gold” property). The Lease allows Firstgold the exclusive right to explore for and, if warranted, develop gold, silver and barite minerals on the leased property. The Lease includes exploration, mining and access rights, deposit of waste material, and mineral processing. The Lease has an initial term of ten (10) years; however the term can be automatically extended thereafter for so long as Firstgold is engaged in mining operations.

Firstgold paid $15,000 upon the signing of the Lease and is required to pay rent of $15,000 the first year, with payments increasing each subsequent year by $15,000, with a maximum annual payment of $50,000. Firstgold is required to complete an initial 2,000 feet of drilling in the first year, with no specified obligations thereafter. The drilling was completed in FY 2009. In addition, should mining operations commence, the Lessors would be entitled to 5% of net smelter returns. Firstgold is current on its lease payments.

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

On September 24, 2007, a complaint was served on Firstgold by Swartz Private Equity, LLC. The complaint was filed in the District Court for the Western District of New York (Case No. 07CV6447). In the complaint, plaintiff alleges that pursuant to an Investment Agreement dated October 4, 2000, and entered into with Firstgold’s former management, it is entitled to the exercise of certain warrants in the amount of 1,911,106 shares of Firstgold common stock or the equivalent cash value of $0.69 per share and a termination fee of $200,000. Firstgold filed an answer to the complaint on December 3, 2007. The parties are currently in settlement negotiations.

On January 30, 2008, a complaint was served on Firstgold by Park Avenue Consulting Group, Inc. The complaint was filed in the Supreme Court of the State of New York but was subsequently removed to the Federal District Court for the Southern District of New York (Case No. 08CV01850). In the complaint, plaintiff alleges that pursuant to a Retainer Agreement entered into on September 1, 2000, it is entitled to $100,000 in retainer fees, $43,874 in expenses, and 850,000 shares of common stock during the term of the agreement. In late October 2008 the parties reached a settlement agreement with an amendment to the settlement agreement reached in July 2009. As a result of the Settlement, Firstgold is to pay to the Plaintiff $225,000 cash of which $65,000 has been paid and $160,000 remains outstanding as of July 31, 2009; issue 1,900,000 shares of common stock and issue 250,000 warrants to purchase shares of common stock at a price of $0.4357 for a term of 3 years. As of January 31, 2009 a total of $378,000 has been recognized as expense, which consists of the $225,000 cash settlement and $153,000 as the fair value of the stock on the date issued. Additionally $30,188 was accounted for as both a debit and credit to additional paid in capital for the fair value of the warrants issued under the Black-Scholes option pricing model.

On June 23, 2009 Firstgold’s two primary creditors, Platinum Long Term Growth, LLC and Lakewood Group, LLC (the “Plaintiffs”) filed a lawsuit in the United States District Court for the

Southern District of New York, Case No. 09CV5714 naming Firstgold and four of its officers and employees as Defendants. In the Complaint the Plaintiffs allege securities fraud, common law fraud and negligent misrepresentations relating to information provided to the Plaintiffs by the Defendants in conjunction with the purchase of $12,000,000 principal amount of Notes and Warrants to purchase shares of Firstgold’s common stock. The claims are based on alleged misrepresentations relating to grades of gold, recovery rates and processing volume existing at Firstgold’s Relief Canyon Mine, located near Lovelock, Nevada. The Complaint also alleges a misrepresentation as to the nature of certain previously issued warrants to purchase Firstgold common stock. The Defendants believe that the Plaintiffs conducted a thorough investigation of Firstgold’s business and mining assets utilizing their own extensive investment experience and independent experts prior to purchasing the Notes. Consequently, the Defendants believe the allegations to be without merit and will vigorously defend this action if necessary. As part of the Restructuring transaction, upon Northwest assuming the Plaintiffs’ Notes, the Plaintiffs have agreed to dismiss this Complaint.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our 2008 Annual Meeting of Stockholders on November 20, 2008. At the Annual Meeting of Stockholders, 130,845,543 shares of common stock were entitled to vote at such meeting of which there were present in person or by proxy 66,426,137 shares of common stock which represented a quorum. At the Annual Meeting, the holders of our common stock elected the following nominees to our Board of Directors: Stephen Akerfeldt, Kevin Bullock, Donald Heimler and Terrence Lynch. All of the directors nominated were duly elected by a vote of 66,108,050 shares voting for the nominees, 262,727 shares voting against the nominees and 55,360 shares abstaining. Fraser Berrill did not stand for re-election. As a result, Mr. Berrill’s term as a director ended on November 20, 2008. Subsequent to the year-end, Kevin Bullock voluntarily resigned from the Board.

Our stockholders also ratified Hunter & Renfro LLP as Firstgold’s principal independent public accountants for fiscal year 2009 with 66,342,961 votes cast for and 71,622 votes against and 11,554 votes abstaining.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Our Common Stock

Our Common Stock has been listed on the OTC Bulletin Board with the trading symbol “FGOC.” As of May 1, 2009 the closing bid price of our Common Stock was $0.036 per share.

In January 2008, Firstgold filed an application to become listed on the Toronto Stock Exchange (“TSX”). On May 12, 2008 the TSX approved Firstgold’s application for listing its common shares and effective May 14, 2008 Firstgold’s shares became listed for trading on the TSX under the symbol “FGD”.

Due to our financial condition the TSX gave notice on April 23, 2009 that it would review whether the Firstgold common stock continued to meet the listing requirements for the TSX. In August 2009 the TSX placed management trading restrictions on Firstgold Common Stock traded on the TSX. On August 14, 2009 Firstgold made application to the TSX seeking approval of the proposed Restructuring transaction. On August 21, 2009 the TSX gave preliminary and conditional approval for the proposed Restructuring transaction and the listing of the shares to be issued pursuant to the Restructuring. It is anticipated, although not assured, that the TSX will allow continued listing and trading of Firstgold common stock pending the completion of the Restructuring transaction.

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

FIRSTGOLD CORP. COMMON STOCK	Low	High

Year Ending January 31, 2009

Fourth Quarter (November-January)	$0.13	$0.25

Third Quarter (August-October)	$0.16	$0.42

Second Quarter (May-July)	$0.38	$0.785

First Quarter (February-April)	$0.50	$0.72

FIRSTGOLD CORP. COMMON STOCK	Low	High

Year Ending January 31, 2008

Fourth Quarter (November-January)	$0.625	$0.97

Third Quarter (August-October)	$0.52	$0.69

Second Quarter (May-July)	$0.56	$0.72

First Quarter (February-April)	$0.33	$0.73

Stockholders

As of January 31, 2009, there were approximately 1,005 holders of record of our Common Stock. This amount does not include stockholders whose shares are held in street name.

Dividend Policy

We have never declared or paid any cash dividends on our Common Stock. We currently anticipate that we will retain all future earnings for the expansion and operation of our business and do not anticipate paying cash dividends in the foreseeable future.

Transfer Agent

The transfer agent for Firstgold’s common stock is Transfer Online, 317 SW Alder Street, 2nd Floor, Portland, OR 97204.

Securities Authorized For Issuance Under Equity Compensation Plans

On July 26, 2006, our Board of Directors adopted the 2006 Stock Option Plan which was submitted to and approved by stockholders at the 2006 Annual Stockholders Meeting held on November 17, 2006. Under the terms of the 2006 Plan, we may grant options to purchase up to 5,000,000 shares of our common stock which can include Incentive Stock Options issued to employees and Nonstatutory Stock Options issuable to employees or consultants providing services to Firstgold on such terms as are determined by our board of directors. Our Board administers the 2006 Plan. Under the 2006 Plan, options vest not less than 20% per year and have 10-year terms (except with respect to 10% stockholders which have five-year terms). If an option holder terminates his/her employment with us or becomes disabled or dies, the option holder or his/her representative will have a certain number of months to exercise any outstanding options. If we sell substantially all of our assets or are a party to a merger or consolidation in which we are not the surviving corporation, then we have the right to accelerate unvested options and will give the option holder written notice of the exercisability and specify a time period in which the option may be exercised. All options will terminate in their entirety to the extent not exercised on or prior to the date specified in the written notice unless an agreement governing any change of control provides otherwise. As of January 31, 2009, options to purchase 5,793,999 shares of common stock had been issued as follows: 750,000 options issued to A. Scott Dockter; 400,000 options issued to James Kluber; 750,000 options issued to Terrence Lynch; 1,000,000 options issued to Stephen Akerfeldt; 500,000 options issued to each of Donald Heimler, Fraser Berrill and Kevin Bullock; and 1,393,999 options issued to employees for the purchase of Firstgold restricted common stock. At the 2007 Annual Stockholders Meeting held on September 20, 2007, stockholders approved an increase in the shares issuable under the 2006 Plan to 10,000,000 shares.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights as of January 31, 2009 (a)	Weighted-average exercise price of outstanding options, warrants and right (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)

Equity compensation plans to be approved by security holders	5,793,999	$ 0.62	4,206,001
Equity compensation plans not approved by security holders	N/A

TOTAL	5,793,999	$ 0.62	4,206,001

Shares Issuable Upon Conversion of Debt

Subsequent to the fiscal year end Firstgold entered into a Notice of Default and Forbearance Agreement with its two largest creditors. Pursuant to this agreement Firstgold agreed to allow up to $4,000,000 of principal and accrued interest owed to these Lenders to be convertible into shares of Firstgold common stock at a conversion rate of $0.145/share. Such conversion privilege will only be available during such times as Firstgold is delinquent in its monthly debt payments.

Repurchase of Equity Securities

As part of the Northwest Restructuring transaction, Firstgold will pay approximately $4,438,000 and issue approximately 84,123,514 shares of common stock in exchange for the cancellation of $7,564,690 of creditor debt and the cancellation of outstanding warrants and convertible debt to acquire 63,000,000 shares of Firstgold common stock.

Recent Sales of Unregistered Securities

During the fourth quarter of Firstgold’s most recent fiscal year ending January 31, 2009, the following securities were issued pursuant to exemptions from registration under the Securities Act:

In December 2008 warrants to purchase 700,000 shares of common stock were exercised at an exercise price of $0.15 per share.

In December 2008 Firstgold issued warrants to purchase 30,000 shares of common stock at an exercise price of $0.50 per share.

In January 2009 warrants to purchase 3,120,001 shares of common stock were exercised at an exercise price of $0.15 per share.

In January 2009 Firstgold issued 100,000 shares of common stock at a price of $0.13 per share to a consulting company in partial settlement of a prior contract.

Sales of Firstgold securities pursuant to exemptions from registration under the Securities Act during the first three quarters of FY 2009 and during FY 2008 have been previously reported in its Quarterly Reports on Form 10-Q which can be viewed on the SEC’s website.

Subsequent to the fiscal year end, Firstgold has entered into negotiations with Northwest relating to a Restructuring transaction which includes the proposed issuance of stock in exchange for cancellation of various outstanding notes and warrants and the issuance of stock to Northwest. See the section “Restructuring Transaction” beginning at page 9.

ITEM 6. SELECTED FINANCIAL DATA

Information not required to be provided.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For more detailed financial information, please refer to the audited January 31, 2009 Financial Statements included in this Form 10-K.

Caution about forward-looking statements

This Form 10-K includes “forward-looking” statements about future financial results, future business changes and other events that haven’t yet occurred. For example, statements like we “expect,” we “anticipate” or we “believe” are forward-looking statements. Investors should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties about the future. We do not undertake to update the information in this Form 10-K if any forward-looking statement later turns out to be inaccurate. Details about risks affecting various aspects of Firstgold’s business are discussed throughout this Form 10-K and should be considered carefully.

Plan of Operation for the Next Twelve Months

Certain key factors that have affected our financial and operating results in the past will affect our future financial and operating results. These include, but are not limited to the following:

•	Gold prices, and to a lesser extent, silver prices;

•	The level of future gold and silver production at the Relief Canyon Mine are estimated by us (based on past exploration by Firstgold and work done by others).

•

Results of our proposed exploration of properties including 166 millsite and unpatented mining claims contained in approximately 1,560 acres of the Relief Canyon Property; and approximately 9,800 acres of staked claims in the Horse Creek, Fairview-Hunter and Honorine Gold areas of Nevada.

•

Securing additional funding or the utilization of other venture partners will be required to fund exploration, research, development and operating expenses at the Relief Canyon Mine and exploration expenses at the Horse Creek, Fairview-Hunter and Honorine Gold properties. As indicated above, we are currently in negotiations with Northwest which among other things include a $5.5 million loan to repay creditors and $9.5 million investment for working capital in exchange for shares equal to 51% of Firstgold’s outstanding common stock. These funds, if received, are deemed sufficient to finance Firstgold’s current business plan.

Results of Operations

Our current business strategy is to invest in, explore and if warranted, conduct mining operations at our current mining properties and other mineral producing properties. Firstgold is a public company that in the past has been engaged in the acquisition and exploration of gold-bearing properties in the continental United States. Currently, our principal assets include various mineral claims associated with the Relief Canyon Mine located near Lovelock, Nevada along with various items of mining equipment and improvements located at that site. We have also entered into mineral leases to explore approximately 9,800 acres of property located in Nevada.

Operating Results for the Fiscal Years Ended January 31, 2009 and 2008

Although we commenced efforts to re-establish our mining business early in fiscal year 2004, no mining operations were commenced and no revenue from mining production was recognized during the fiscal years 2008 and 2009, respectively. However, we recognized $551,279 of revenue in FY 2008 and $680,386 in FY 2009 from the leasing of some of our drilling rigs and crew to other nearby mining operations. We also received revenue of $150,886 during FY 2009 from the operation of our mineral assay laboratory. We previously granted a 4% net smelting return royalty to a third party related to the Relief Canyon mining property which has been recorded as an $800,000 deferred option income. During the fiscal year ended January 31, 2009 we spent $1,860,831 on costs of services related to our drilling and laboratory services. Costs of services expended during the year ended January 31, 2008 were $513,222.

During the fiscal year ended January 31, 2009 we spent $5,130,024 on exploration, reclamation and maintenance expenses related to our mining properties. Exploration, reclamation and maintenance expenses expended during the year ended January 31, 2008 were $1,681,802. These expenses relate primarily to exploration costs and property improvements at our Relief Canyon mining claims. During FY 2009 we expended $2,250,723 on retro-fitting the on-site mill facility, $1,094,558 on the acquisition of a building, related improvements and equipment for our mineral assay laboratory, and $715,118 for the acquisition of mining equipment. In 2008 we expended $2,261,816 on retro-fitting the on-site mill facility and $2,098,686 for acquisition of mining equipment. We incurred general and administrative expenses of $4,757,556 during the year ended January 31, 2009. Of this amount, $2,240,312 reflects director, officer and staff compensation and related payroll taxes and benefits during the year, $1,249,576 reflect fees for outside professional services, and $421,401 for promotional expense. A large portion of the outside professional services reflects legal and accounting work pertaining to our annual and quarterly SEC reporting, and preparation of amendments to two SB-2 registration statements occurring in fiscal year 2009. During the year ended January 31, 2008 we incurred general and administrative expenses of $5,350,916 of which $2,065,464 represents director, officer and staff compensation and related payroll taxes during the year, $1,651,672 reflect fees for outside professional services and $645,509 for promotional expenses. In additional to legal and accounting costs relating to SEC compliance work, professional fees during FY 2009 also included litigation expenses related to the Red Caps and Crescent Valley leases. It is anticipated that both mining costs and operating expenses will increase significantly as we continue our exploration program and mining operations.

We incurred interest expense of $2,899,918 during FY 2009 which compares to interest expenses of $869,444 incurred during FY 2008. The amount of loans outstanding on average was significantly higher during fiscal year 2009 compared to fiscal year 2008, which was primarily the result of $12,000,000 of secured loans entered into in August, 2008. The higher interest expense during fiscal year 2009 was primarily due to the accrual of interest on the $12,000,000 secured loans. The interest expense during fiscal year 2008 was primarily due to the increase in accretion of warrants issued in fiscal years 2007 and 2008 as a debt discount as well as the write-off of balances of derivative liabilities upon conversion of convertible debt in fiscal 2008.

In conjunction with the Convertible Debentures issued during fiscal years 2007 and 2008, we allocated the proceeds received between convertible debt and the detachable warrants based upon the relative fair market values on the date the proceeds were received. Subsequent to the initial recording, the change in the fair value of the detachable warrants, determined under the Black-Scholes option pricing formula, and the change in the fair value of the embedded derivative in the conversion feature of the convertible debentures are recorded as adjustments to the liabilities at January 31, 2008. This expense was $703,992 for fiscal year 2008.

Our total net loss for fiscal year 2009 increased to $14,444,225 compared to a net loss of $7,632,537 incurred for fiscal year 2008. The larger net loss in fiscal year 2009 reflects the substantial increase in operating expenses as we pursued our exploration programs and reactivated our mining activities, the increase in operating expense from additional staffing levels as well as costs associated with capital raising activities, coupled with the limited revenues recognized during fiscal year 2009.

Liquidity and Capital Resources

We have incurred significant operating losses since inception which has resulted in an accumulated deficit of $45,835,365 as of January 31, 2009. At January 31, 2009, we had cash and other current assets of $389,523 compared to $1,125,613 at January 31, 2008 and a net working capital deficit of $10,795,667. Since the resumption of our business in February 2003, we have been dependent on borrowed or invested funds in order to finance our ongoing operations. As of January 31, 2009, we had outstanding notes payable in the gross principal amount of $13,915,675 (net balance of $6,925,914 after $5,713,953 of deferred financing costs and $1,275,808 of original issue discount) which reflects an increase of $12,909,258 compared to notes payable in the gross principal amount of $1,006,417, (net balance of $857,937 after $148,480 of deferred financing costs) as of January 31, 2008.

In January 2006 we made a cash deposit of $243,204 in a blocked account to cover future reclamation costs as required by the Nevada Division of Environmental Protection for the Relief Canyon Mine. On March 28, 2007 we provided the United States Department of the Interior, Bureau of Land Management with a letter of credit which is secured by a certificate of deposit in the amount of $613,500. On April 12, 2007 the Nevada Division of Environmental Protection returned the $243,204 previously held in the blocked account. In August 2008 we made an additional cash deposit of $2,293,038 for an new certificate of deposit which was used to provided the United States Department of the Interior, Bureau of Land Management with a letter of credit in the amount of $2,183,846 which is secured by the additional certificate of deposit

On January 25, 2006, Firstgold entered into a joint venture with ASDi, LLC to develop two Nevada mining properties known as the Red Caps Project (“Red Caps”) and Crescent Valley Project (“Crescent Valley”). Pursuant to the Operating Agreement for the Crescent Red Caps LLC, ASDi LLC was to contribute the Red Caps and Crescent Valley mining leases to the Crescent Red Caps LLC in exchange for Firstgold issuing 2.5 million shares of its common stock and warrants to purchase 2.5 million shares of Firstgold common stock at an exercise price of $0.40 per share and a term of three years to ASDi LLC. On February 8, 2007 Lessors of the Red Caps and Crescent Valley properties filed a lawsuit to block the contribution of the mining leases to Crescent Red Caps LLC. Due to the settlement of litigation relating to these mining leases in March 2008, the joint venture has been terminated prior to Firstgold having spent any significant amounts for exploration expenses relating to these properties. However, Firstgold incurred approximately $1,100,000 in legal expenses relating to this litigation in fiscal year 2008.

Our primary sources of operating capital have been debt and equity financings. During the last two fiscal years we have entered into the following debt and equity financings.

On April 12, 2007 we received net proceeds of $2,374,200 from the sale of units (stock and warrants) in Canada.

On May 18, 2007 we received gross proceeds of $337,500 upon the issuance of units consisting of Firstgold common stock and warrants.

On June 22, 2007 we received net proceeds of $7,885,972 upon the issuance of units consisting of Firstgold common stock and warrants sold in Canada.

In February and March of 2008 we received gross proceeds of $7,712,797 upon the issuance of units consisting of Firstgold common stock and warrants.

In April 2008 we received gross proceeds of $460,100 from the sale of units consisting of Firstgold common stock and warrants.

On May 1, 2008 we issued a Convertible Debenture in the principal amount of $1,100,000.

Between August, 2008 and October, 2008 we issued Senior Secured Promissory Notes in the principal amount of $12,000,000 with net proceeds of $8,880,000 being received by Firstgold.

We will require approximately $5 million to $10 million in additional working capital above the amounts realized during fiscal year 2009 to bring the Relief Canyon Mine into full production and carry out planned exploration on our other properties. We do not believe we have sufficient working capital to fund our current business plan for Relief Canyon. Consequently, our intention is to pursue several possible funding opportunities including the sale of additional securities, entering into joint venture arrangements, or incurring additional debt. See the discussion of the proposed Restructuring Transaction beginning on page 9. However, the sale of additional securities or incurring additional debt must now be approved by the holders of our Senior Secured Promissory Notes.

Due to our continuing losses from business operations, the independent auditor’s report dated August 31, 2009, includes a “going concern” explanation relating to the fact that Firstgold’s continuation is dependent upon obtaining additional working capital either through significantly increasing revenues or through outside financing. As of January 31, 2009, Firstgold’s principal commitments included its obligation to pay a minimum of $400,000 per month on the Senior Secured Promissory Notes (which Firstgold is not currently able to pay), ongoing maintenance fees on 166 unpatented mining claims and the annual minimum rent due on the three mineral leases and mortgage payments relating to its offices and laboratory in Lovelock, Nevada.

We will need to raise additional capital to fund the long-term or expanded development, promotion and conduct of our mineral exploration and mining operations. Due to our limited cash flow, operating losses and limited assets, it is unlikely that we could obtain financing through commercial or banking sources. Consequently, any future capital requirements will be dependent on cash infusions from our major stockholders or other outside sources in order to fund our future operations. Although we believe that our current investors would continue to fund some of Firstgold’s expenses if such became necessary based upon their significant equity interest in Firstgold, there is no assurance that such investors will continue to pay any of our expenses in the future. If adequate funds are not available in the near future, through public or private financing as well as borrowing from other sources, Firstgold will not be able to establish or sustain its mineral exploration or mining program.

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

On June 22, 2007, we received gross proceeds of $8,479,539 upon the issuance of Units at $0.45 per Unit consisting of 18,843,421 shares of our common stock and Warrants to purchase 9,421,711 shares of our common stock at an exercise price of $0.65 per share. The warrants have a term of 18 months. Due to the fact that these Units were not registered in an effective resale prospectus by November 15, 2007, an additional 1,884,342 “penalty shares” and 942,171 “penalty warrants” were issued to these investors.

During February, March and April of 2008, we received gross proceeds of $8,342,843 upon the issuance of Units at $0.65 per Unit consisting of 12,835,143 shares of our common stock and warrants to purchase 6,417,572 shares of our common stock at an exercise price of $0.80 per share. The warrants have a term of 18 months.

On May 1, 2008, we issued a Convertible Debenture in the principal amount of $1,100,000 and bearing interest of 10% per annum. The transaction included the issuance of warrants to purchase 1,100,000 shares of Firstgold common stock at an exercise price of $1.00 per share. The Debentures were secured by all of our assets including the Relief Canyon Mine.

On August 7, 2008, Firstgold issued Senior Secured Promissory Notes in the aggregate principal amount of $7,215,597 which resulted in net proceeds to Firstgold of $4,989,543. On August 27, 2008, additional promissory notes in the principal amount of $472,973 were issued resulting in net proceeds of $350,000. On September 10, 2008, Firstgold issued additional Senior Promissory Notes in the aggregate principal amount of $1,351,351, which resulted in net proceeds to Firstgold of $1,000,000. On September 29, 2008, promissory notes in the principal amount of $5,257,375 were issued resulting in net proceeds of $2,460,457 to Firstgold. This brought the total principal amount of promissory notes issued to $12,000,000. The Notes bear interest of 4% per annum payable monthly and are due and payable on March 1, 2010. In addition, commencing in December 2008, Firstgold is required to make minimum monthly principal reduction payments of $400,000. The Notes are secured by all of the assets of Firstgold including its interests in the

Relief Canyon Mine property and facilities. The proceeds of these Notes were used to repay the $1.1 million convertible debenture and fund the final permitting, deposits and facility construction at the Relief Canyon Mine site.

Off-Balance Sheet Arrangements

During the fiscal year ended January 31, 2009, Firstgold did not engage in any off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.

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

Exploration Stage Company

Effective January 1, 1995 (date of inception), Firstgold is considered an exploration stage company as defined in SFAS No. 7. Firstgold’s exploration stage activities consist of exploring and evaluating several mining properties located in Nevada. Sources of financing for these exploration stage activities have been primarily debt and equity financing. Firstgold has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of Firstgold and other relevant factors.

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

Prior to adoption of SFAS No. 143, estimated future reclamation costs were based principally on legal and regulatory requirements. Such costs related to active mines were accrued and charged over the expected operating lives of the mines using the units-of-production method based on proven and probable reserves. Future remediation costs for inactive mines were accrued based on management’s best estimate at the end of each period of the undiscounted costs expected to be incurred at a site. Such cost estimates included, where applicable, ongoing care, maintenance and monitoring costs. Changes in estimates at inactive mines were reflected in earnings in the period an estimate was revised.

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

Valuation of Derivative Instruments

FAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” requires bifurcation of embedded derivative instruments and measurement of their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black Scholes model as a valuation technique. Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as Adjustments to Fair Value of Derivatives. In addition, the fair values of freestanding derivative instruments such as warrants are valued using Black Scholes models.

Stock-Based Compensation

We currently account for the issuance of stock options to employees using the fair market value method according to SFAS No. 123R, Share-Based Payment.

Adopted Accounting Pronouncements

See Note 3 to the Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information not required to be provided.

ITEM 8. FINANCIAL STATEMENTS

FIRSTGOLD CORP.
FINANCIAL STATEMENTS
FOR THE YEARS ENDED
JANUARY 31, 2009 AND 2008

Hunter & Renfro, LLP
A Tax, Accounting, Business Valuation & Litigation Support Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders
of Firstgold Corp.

We have audited the accompanying balance sheets of Firstgold Corp. (an exploration stage company) (the “Company”) as of January 31, 2009 and 2008, and the related statements of operations, comprehensive loss, shareholders’ deficit, and cash flows for each of the years in the two-year period ended January 31, 2009 and the period from January 1, 1995 to January 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Firstgold Corp. as of January 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended January 31, 2009 and 2008, and the period from January 1, 1995 to January 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred a net loss of $7,632,537 and had negative cash flow from operations of $4,832,217. In addition, the Company had an accumulated deficit of $31,391,142 and a shareholders’ surplus of $5,174,290 at January 31, 2008. These factors, among others, as discussed in Note 2 to the financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HUNTER & RENFRO, LLP
Sacramento, California
August 31, 2009

455 Capitol Mall Suite 235 Sacramento, CA 95814 Tel 916-443-5670 Fax 916-443-8938

FIRSTGOLD CORP.
(AN EXPLORATION STAGE COMPANY) BALANCE SHEET As of January 31, 2009 and 2008

	January 31, 2009	January 31, 2008

ASSETS

Current assets:
Cash	$15,666	$383,223
Receivables	81,339	196,811
Deposits	7,368	295,281
Prepaid expense	285,180	250,298

Total current assets	389,553	1,125,613

Property, plant and equipment, net of accumulated depreciation of $936,744 and $205,084 at January 31, 2009 and 2008, respectively	16,452,452	9,119,323

Other Assets
Restricted cash	2,967,983	674,850

Total assets	$19,809,988	$10,919,786

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$2,543,137	$2,730,596
Accrued expenses	1,716,169	538,991
Senior secured notes net of deferred financing costs of $5,701,291 and $0 and original issue discount of $1,275,808 and $0 at January 31, 2009 and 2008, respectively	5,022,901	—
Convertible debentures net of deferred financing costs of of $12,662 and $32,132 at January 31, 2009 and 2008, respectively	637,338	501,520
Notes payable	1,265,675	356,417

Total current liabilities	11,185,220	4,127,524

Long-term liabilities
Accrued reclamation costs	2,866,989	680,326
Deferred revenue	800,000	937,650

Total long-term liabilities	3,666,989	1,617,976

Total liabilities	14,852,209	5,745,500

The accompanying notes are an integral part of these financial statements

FIRSTGOLD CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET As of January 31, 2009 and 2008

	January 31, 2009	January 31, 2008

Commitments and contingencies

Shareholders’ surplus (deficit)
Common stock, $0.001 par value 250,000,000 shares authorized at January 31, 2009 and 2008, respectively 136,565,544 and 117,432,317 shares issued and outstanding at January 31, 2009 and 2008, respectively	136,566	117,432
Additional paid in capital	50,656,578	36,447,996
Deficit accumulated during the exploration stage	(45,835,365)	(31,391,142)

Total shareholders’ surplus (deficit)	4,957,779	5,174,286

Total liabilities and shareholders’ surplus (deficit)	$19,809,988	$10,919,786

The accompanying notes are an integral part of these financial statements

FIRSTGOLD CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
For the Years Ended January 31, 2009 and 2008

	For the Years Ended January 31,		For the Period From January 1, 1995 to January 31, 2009

	2009	2008

Services revenue	$846,219	$551,279	$551,279

Costs and expenses
Costs of services	(1,860,831)	(513,222)	(2,374,053)
Exploration and maintenance costs	(5,130,024)	(1,681,802)	(8,706,154)
General and administrative	(4,757,556)	(5,530,916)	(26,135,449)
Depreciation	(780,475)	(184,234)	(985,559)

Total costs and expenses	(12,528,886)	(7,910,174)	(38,201,215)

Loss from operations	(11,682,667)	(7,358,895)	(36,803,717)

Other income (expense)
Interest income	56,295	191,919	334,966
Dividend income			30,188
Other income			6,565
Gain on settlement of obligations	22,851	1,107,875	1,149,375
Adjustments to fair value of derivatives		(703,992)	(1,357,903)
Interest expense	(2,899,918)	(869,444)	(6,775,374)
Loss from joint venture			(859,522)
Loss on sale of marketable securities			(281,063)
Bad debt expense			(40,374)
Gain (loss) on disposal of plant, property			0
and equipment	59,214		(275,713)
Loss on disposal of bond			(21,000)

Total other income (expense)	(2,761,558)	(273,642)	(8,089,855)

Net loss	$(14,444,225)	$(7,632,537)	$(44,893,572)

Basic and diluted loss per share	($0.11)	($0.07)

Basic and diluted weighted-average shares outstanding	129,828,096	100,162,546

The accompanying notes are an integral part of these financial statements

FIRSTGOLD CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF SHAREHOLDERS’ DEFICIT
For the Years Ended January 31, 2009 and 2008
and for the Period from January 1, 1995 to January 31, 2009

	Common Stock		Additional	Other
			Paid in	Comprehensive		Accumulated
	Shares	Amount	Capital	(Loss)	Deficit	Total

Balance December 31, 1994	6,768,358	$6,768	—	—	$(636,084)	$(629,316)

Net loss					(233,877)	(233,877)

Balance December 31, 1995	6,768,358	6,768	—	—	(869,961)	(863,193)

Shares issued to creditors and shareholders of Warehouse Auto Centers, Inc.	305,709	306	305,403	—	(305,709)	—
Shares issued to investors and underwriters	5,135,130	5,135	4,701,835			4,706,970
Shares issued to purchase Washington Gulch	3,800,000	3,800	177,200			181,000
Shares issued in exchange for net profits interest	1,431,642	1,432	440,605			442,037
Shares issued to others	221,000	221	220,779			221,000
Shares issued to Repadre	100,000	100	99,900			100,000
Shares issued to repurchase 50% interest in Relief Canyon	1,000,000	1,000	999,000			1,000,000
Net loss for the period January 1, 1996 to January 31, 1997					(1,803,784)	(1,803,784)

Balance January 31, 1997	18,761,839	18,762	6,944,722	—	(2,979,454)	3,984,030

Shares issued to Warehouse Auto Centers, Inc. shareholders subsequently cancelled	(25,242)	(25)	(25,217)			(25,242)
Shares issued to others	12,500	13	4,987			5,000
Additional shares issued to investors and underwriters for delay in share trading	513,514	513	204,487			205,000
Shares issued to Repadre	200,000	200	199,800			200,000
Net loss					(5,883,309)	(5,883,309)

Balance January 31, 1998	19,462,611	19,463	7,328,779	—	(8,862,763)	(1,514,521)

Shares issued in exchange for rent	15,000	15	5,985			6,000
Shares issued to IBK	5,616,977	5,617	542,383			548,000
Shares issued in exchange for property	150,000	150	55,350			55,500
Net loss					(753,219)	(753,219)

Balance January 31, 1999	25,244,588	25,245	7,932,497	—	(9,615,982)	(1,658,240)

Three-for-two stock split	12,672,441	12,671	(12,671)			—
Shares issued in exchange for debt conversion	3,205,674	3,206	1,279,065			1,282,271
Net loss					(919,735)	(919,735)

The accompanying notes are an integral part of these financial statements

FIRSTGOLD CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF SHAREHOLDERS’ DEFICIT
For the Years Ended January 31, 2009 and 2008
and for the Period from January 1, 1995 to January 31, 2009 (cont.)

	Common Stock		Additional Paid in Capital	Other Comprehensive (Loss)	Deficit	Accumulated Total

	Shares	Amount

Balance January 31, 2000	41,122,703	41,122	9,198,891	—	(10,535,717)	(1,295,704)

Shares issued for cash	1,796,000	1,796	663,204			665,000
Additional shares issued for delay in registration	239,200	239	(239)			—
Shares issued for offering costs	120,000	120	(60,120)			(60,000)
Shares issued for legal settlement	1,000,000	1,000	649,000			650,000
Shares issued for services	78,271	79	69,921			70,000
Net loss					(2,382,723)	(2,382,723)

Balance January 31, 2001	44,356,174	44,356	10,520,657	—	(12,918,440)	(2,353,427)

Shares issued for cash	2,500,000	2,500	147,500			150,000
Warrants issued with debt			20,000			20,000
Net loss					(1,502,366)	(1,502,366)

Balance January 31, 2002	46,856,174	46,856	10,688,157	—	(14,420,806)	(3,685,793)

Shares issued upon exercise of warrants	550,000	550	54,450			55,000
Offering costs			(1,467)			(1,467)
Warrants issued with debt			13,574			13,574
Net loss					(215,533)	(215,533)

Balance January 31, 2003	47,406,174	47,406	10,754,714	—	(14,636,339)	(3,834,219)

Shares issued upon exercise of warrants	200,000	200	19,800			20,000
Warrants issued with debt			63,918			63,918
Other comprehensive loss				(204,820)		(204,820)
Net loss					(470,823)	(470,823)

Balance January 31, 2004	47,606,174	47,606	10,838,432	(204,820)	(15,107,162)	(4,425,944)

Shares issued for cash	671,667	672	100,078			100,750
Offering costs			(124,337)			(124,337)
Warrants issued with common stock			124,337			124,337
Warrants issued with debt			1,284,234			1,284,234
Sale of marketable securities				204,820		204,820
Net loss					(1,278,140)	(1,278,140)

Balance January 31, 2005	48,277,841	48,278	12,222,744	—	(16,385,302)	(4,114,280)

Shares issued for cash	5,000,000	5,000	1,070,000			1,075,000

The accompanying notes are an integral part of these financial statements

FIRSTGOLD CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF SHAREHOLDERS’ DEFICIT
For the Years Ended January 31, 2009 and 2008
and for the Period from January 1, 1995 to January 31, 2009 (cont.)

	Common Stock		Additional Paid in Capital	Other Comprehensive (Loss)	Deficit	Accumulated Total

	Shares	Amount

Shares issued in exchange for debt conversion	12,326,231	12,326	1,836,609			1,848,935
Shares issued to purchase 22% interest in Crescent Red Caps LLC	2,500,000	2,500	497,500			500,000
Warrants issued with investment in joint venture			359,523			359,523
Warrants issued for services			15,690			15,690
Net loss for the period February 1, 2005 to January 31, 2006					(2,645,233)	(2,645,233)

Balance, January 31, 2006	68,104,072	68,104	16,002,066	—	(19,030,535)	(2,960,365)

Shares issued for cash	1,428,500	1,428	237,847			239,275
Shares issued in exchange for debt conversion	6,207,029	6,207	1,550,263			1,556,470
Stock issued for services	2,000,000	2,000	738,000			740,000
Warrants issued for services			373,905			373,905
Stock issued in settlement of litigation	100,000	100	38,900			39,000
Warrants issued with debt			171,113			171,113
Stock options issued			322,879			322,879
Net loss for the period February 1, 2006 to January 31, 2007					(4,728,070)	(4,728,070)

Balance, January 31, 2007	77,839,601	77,839	19,434,973		(23,758,605)	(4,245,793)

Shares issued for cash	25,266,529	25,267	10,190,498			10,215,765

Shares issued in exchange for debt conversion	7,080,450	7,080	5,060,004			5,067,084
Stock issued for services	277,000	277	168,154			168,431
Shares issued upon exercise of warrants	4,380,180	4,380	810,114			814,494
Shares issued upon exercise of stock options	61,906	62	(62)			—
Additional shares issued for delay in registration	2,526,651	2,527	(2,527)			—
Stock options issued	—	—	786,842			786,842
Net loss for the period February 1, 2007 to January 31, 2008					(7,632,537)	(7,632,537)

Balance, January 31, 2008	117,432,317	117,432	36,447,996		(31,391,142)	5,174,286

Shares issued for cash	12,835,227	12,836	7,511,401			7,524,237
Shares issued in exchange for debt conversion	127,999	128	63,871			63,999

The accompanying notes are an integral part of these financial statements

FIRSTGOLD CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF SHAREHOLDERS’ DEFICIT
For the Years Ended January 31, 2009 and 2008
and for the Period from January 1, 1995 to January 31, 2009 (cont.)

	Common Stock		Additional Paid in Capital	Other Comprehensive (Loss)	Deficit	Accumulated Total

	Shares	Amount

Shares issued upon exercise of warrants	4,270,001	4,270	752,436			756,706
Warrants issued for services			44,180			44,180
Stock issued in settlement of litigation	1,900,000	1,900	164,100			166,000
Warrants issued with debt			5,400,793			5,400,793
Stock options issued			271,803			271,803
Net loss for the period February 1, 2008 to January 31, 2009					(14,444,225)	(14,444,225)

Balance, January 31, 2009	136,565,544	$136,566	$50,656,580	$—	$(45,835,367)	$4,957,779

The accompanying notes are an integral part of these financial statements

FIRSTGOLD CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
For the Years Ended January 31, 2009 and 2008
and for the Period from January 1, 1995 to January 31, 2009

	For the Years Ended January 31,		From January 1, 1995 to January 31, 2009

	2009	2008

Cash flows from operating activities
Net loss	$(14,444,225)	$(7,632,537)	$(44,893,572)
Adjustments to reconcile net loss to net cash used in operating activities
Accretion of warrants issued as a debt discount	921,227	43,278	2,252,280
Accretion of beneficial conversion	—	—	107,468
Accretion of debt discount	642,190	279,438	1,173,330
Adjustments to fair value of derivatives	—	703,992	1,357,902
Loss from joint venture	—	—	859,522
Loss on sale of marketable securities	—	—	281,063
Depreciation and amortization	780,475	210,572	1,822,122
Loss on disposal of property, plant and equipment	—	—	334,927
Impairment in value of property, plant and equipment	—	—	807,266
Loss on disposal of bond	—	—	21,000
Impairment in value of Relief Canyon Mine	—	—	3,311,672
Impairment in value of joint investments	—	—	490,000
Bad debt	—	—	40,374
Assigned value of stock and warrants exchanged for services	162,180	168,431	2,270,632
Assigned value of stock options issue for compensation	271,937	786,842	321,648
Gain on write off of note payable	—	—	(7,000)
Judgment loss accrued	—	—	250,000
(Increase) decrease in
Restricted cash	(2,293,133)	(423,869)	(2,967,983)
Receivables	115,472	(82,074)	84,735
Deposits	287,913	(287,913)	(2,868)
Deferred reclamation costs	2,186,663	39,300	2,401,511
Prepaid expenses	(34,882)	(110,298)	(288,080)
Reclamation bonds	—	—	185,000
Other assets	—	—	(1,600)
Increase (decrease) in
Accounts payable	(187,459)	2,131,808	2,262,177
Accrued expenses	1,177,178	(659,187)	2,271,821

Net cash used by operating activities	(10,414,464)	(4,832,217)	(25,896,843)

Cash flows from investing activities
Proceeds from sale of marketable securities	—	—	34,124
Investment in marketable securities	—	—	(315,188)
Advances from shareholder	—	—	7,436
Contribution from joint venture partner	—	—	775,000
Purchase of joint venture partner interest	—	—	(900,000)
			(cont. )

The accompanying notes are an integral part of these financial statements

FIRSTGOLD CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
For the Years Ended January 31, 2009 and 2008
and for the Period from January 1, 1995 to January 31, 2009 (cont.)

	For the Years Ended January 31,		From January 1, 1995 to January 31, 2009

	2008	2008

Capital expenditures	(8,064,788)	(7,695,202)	(18,255,330)
Proceeds from disposal of property, plant and equipment			278,783
Investments in joint ventures	—	—	(490,000)
Note receivable	—	—	(268,333)
Repayment of note receivable	—	—	268,333

Net cash used by investing activities	(8,064,788)	(7,695,202)	(18,865,175)

Cash flows from financing activities
Proceeds from the issuance of common stock	8,439,322	12,396,177	29,046,040
Proceeds from notes payable	11,327,070	250,685	19,193,514
Principal repayments of notes payable	(1,517,047)	(24,517)	(4,036,894)
Repayment of advances to affiliate	—	—	(231,663)
Deferred revenue	(137,650)	137,650	799,950

Net cash provided by financing activities	18,111,695	12,759,995	44,850,233

Net increase (decrease) in cash	$(367,557)	232,576	8,979
Cash, beginning of year	383,223	150,647	389,910

Cash, end of year	$15,666	$383,223	$15,666

Supplemental cash flow information for the years ended January 31, 2006 and 2005 and January 1, 1995 THROUGH January 31, 2009 as follows:

			For the Period From January 1, 1995 to January 31, 2009

	For the Years Ended January 31,
	2009	2008

Cash paid for interest	$—	$—	$161,107
Cash paid for income taxes	$—	$—	$—

Non Cash Investing and Financing Activities:
Conversion of related party note payable to common stock, including interest payable of $446,193	$—	$—	$1,848,935
Conversion of convertible debentures to common stock, including interest of $217,151	$—	$3,186,203	$4,359,609
Issuance of warrants as financing costs in connection with convertible debt	$—		$173,114
Issuance of common stock as payment for settlement of liabilities	$118,000	$—	$157,000

The accompanying notes are an integral part of these financial statements

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

Firstgold Corp. has a business strategy whereby it will invest in, explore and if warranted, conduct mining operations of its current mining properties and other mineral producing properties. Firstgold is a public company that in the past has been engaged in the acquisition and exploration of gold-bearing properties in the continental United States. Currently, Firstgold’s principal assets include various mineral leases associated with the Relief Canyon Mine located near Lovelock, Nevada along with various items of mining equipment and improvements located at that site. Firstgold has staked claims in anticipation of exploring on approximately 9,800 acres of property located in the Horse Creek, Fairview Hunter and Honorine Gold areas of Nevada.

From 1995 until the beginning of 2000, Firstgold had followed the above described business activity focusing on the exploration and mining of gold and silver ore deposits. At the beginning of 2000, Firstgold’s business strategy became focused on investing in Internet start-up companies. That strategy was not successful and by mid-2001 Firstgold had abandoned such investments. From approximately July 2001 until February 2003 Firstgold had been inactive. During the period of inactivity, ASDi LLC, an entity controlled by A. Scott Dockter who was also the Chief Operating Officer of Firstgold, made the necessary expenditures to maintain the current status of the Relief Canyon mining claims. In February 2003, Firstgold resumed its business of acquiring, exploring and if warranted developing its mining properties.

Merger

In November 1996, Newgold, Inc. of Nevada (Old Newgold) was merged into Warehouse Auto Centers, Inc. (WAC), a public company, which had previously filed an involuntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Western District of New York. Pursuant to the plan of reorganization and merger (the Plan), (i) WAC which was the surviving corporation for legal purposes, changed its name to Newgold Inc. (the Company), (ii) the outstanding shares of Old Newgold were converted into the right to receive an aggregate of 12,000,000 shares or approximately 69% of the post merger outstanding common stock of the Company, (iii) each outstanding share of WAC was converted into the right to receive 1/65 share of the common stock of the Company, for an aggregate of 51,034 shares or less than 1% of the post merger outstanding common stock, (iv) unsecured trade debts and other unsecured pre-petition liabilities were paid in full via the issuance of one share of the Company’s stock, for each $42 of debt, for an aggregate of 63,374 shares or less than 1% of the post merger outstanding common stock, and (v) post petition creditors received one share of stock for each $1 of debt, for an aggregate of 191,301 shares or approximately 1% of the post merger outstanding common stock. The Plan also required an amendment to the Company’s capital structure to increase the number of shares authorized to 50,000,000 and to reduce the corresponding par value to $.001.

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

NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis. During the years ended January 31, 2009 and 2008 and the period from January 1, 1995 to January 31, 2009, Firstgold incurred net losses of approximately $14,444,225, $7,632,537 and $44,893,572, respectively. In addition, while Firstgold had a total shareholders’ surplus of $4,957,779 it has been in the exploration stage since inception and through January 31, 2009. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. Since inception, the Company has satisfied its capital needs by issuing equity securities and debt financing

Management plans to continue to provide for its capital needs during the year ending January 31, 2010 by issuing equity securities or incurring additional debt financing, with the proceeds to be used to re-establish mining operations at Relief Canyon as well as improve its working capital position. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Exploration Stage Company

Effective January 1, 1995 (date of inception), the Company is considered an exploration stage Company as defined in SFAS No. 7. The Company’s exploration stage activities consist of the exploration of several mining properties located in Nevada. Sources of financing for these exploration stage activities have been primarily debt and equity financing. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Cash and Cash Equivalents

For the purpose of the statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Restricted Cash

Restricted cash represents certificates of deposit with Umpqua Bank to serve as collateral for a reclamation bond with the Nevada Department of Environmental Protection at the Relief Canyon Mine.

Marketable Securities Available for Sale

Investments in equity securities are classified as available-for-sale. Securities classified as available for sale are marked to market at each period end. Changes in value on such securities are recorded as a component of Other comprehensive income (loss). If declines in value are deemed other than temporary, losses are reflected in Net income (loss).

Property and Equipment

Depreciation, depletion and amortization of mining properties, mine exploration costs and major plant facilities will be computed principally by the units-of-production method based on estimated proven and probable ore reserves once production begins. Proven and probable ore reserves reflect estimated quantities of ore which can be economically recovered in the future from known mineral deposits. Such estimates are based on current and projected costs and prices. Other equipment (prior to production, all equipment) is depreciated using the straight-line method principally over the estimated useful life of the respective asset.

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

Valuation of Derivative Instruments

FAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” requires bifurcation of embedded derivative instruments and measurement of their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black Scholes model as a valuation technique. Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as Adjustments to Fair Value of Derivatives. In addition, the fair values of freestanding derivative instruments such as warrants are valued using Black Scholes models.

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

Fair Value of Financial Instruments

The carrying amount reflected in the balance sheets for cash, cash equivalents, loans and notes payable approximate the respective fair values due to the short maturities of these instruments. Available-for-sale marketable securities and hedging instruments also are recorded at fair value in the balance sheets. The fair values for held-to-maturity marketable debt securities, investments, receivables, and long-term debt are based primarily on quoted market prices for those or similar instruments.

Comprehensive Income

The Company utilizes SFAS No. 130, “Reporting Comprehensive Income.” This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on available-for-sale marketable securities. Comprehensive income is presented in the Company’s financial statements since the Company did have unrealized gain (loss) from changes in equity from available-for-sale marketable securities.

Income Taxes

The Company accounts for income taxes under the liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

As of January 31, 2009, the deferred tax assets related to the Company’s net operating loss carry-forwards are fully reserved. Due to the provisions of Internal Revenue Code Section 382, the Company may not have any net operating loss carry-forwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

The following common stock equivalents were excluded from the calculation of diluted loss per share since their effect would have been anti-dilutive:

	2009	2008

Warrants	38,421,097	39,257,146

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. The Company places its cash and cash equivalents with high credit, quality financial institutions. At times, such cash and cash equivalents may be in excess of the Federal Deposit Insurance Corporation insurance limit of $250,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Adopted Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. The adoption of this standard did not have a material impact on financial condition or the results of Firstgold’s operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity’s exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity’s fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied. The adoption of this standard did not have a material impact on financial condition or the results of Firstgold’s operations.

In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This statement is effective for fiscal years beginning after December 15, 2006. The adoption of this standard did not have a material impact on financial condition or the results of Firstgold’s operations.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). Under the provisions of SFAS 159, Companies may choose to account for eligible financial instruments, warranties and insurance contracts at fair value on a contract-by-contract basis. Changes in fair value will be recognized in earnings each reporting period. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of this standard did not have a material impact on financial condition or the results of Firstgold’s operations.

Recent Accounting Pronouncements

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

NOTE 4 - PROPERTY AND EQUIPMENT

		At January 31, 2009			At January 31, 2008
	Depreciable Life (In Years)
			Accumulated Amortization	Net Book Value		Accumulated Amortization	Net Book Value
		Cost			Cost

Land		$266,977	$—	$266,977	$40,532	$—	$40,532
Buildings	25	433,952	(27,267)	406,685	431,452	(8,234)	423,218
Mining equipment	3-10	2,922,637	(304,389)	2,618,248	2,434,945	(71,780)	2,363,165
Crushing system	20	2,609,183	(48,985)	2,560,198	—	—	—
Process plant	10	4,263,925	(56,744)	4,207,181
Site costs	3-10	1,535,882	(122,623)	1,413,259	340,215	(40,326)	299,889
Lab & equipment	5-10	1,162,934	(21,618)	1,141,316
Other	3-10	1,326,717	(355,118)	971,599	1,001,975	(84,745)	917,230
Asset retirement costs		2,866,989	—	2,866,989	680,326	—	680,326
Construction-in-progress		—	—	—	4,394,963	—	4,394,963

Totals		$17,389,196	$(936,744)	$16,452,452	$9,324,408	$(205,085)	$9,119,323

Construction-in-progress at January 31, 2008 consisted of the construction of an ore processing plant and the erection of a jaw crushing system.

NOTE 5 - NOTES PAYABLE

Notes payable consist of the following at January 31, 2009:
Equipment notes payable	$584,616

The first note does not bear any interest and is due in December 2010. The second note bears interest at 8.6% and is due June 2011. The third note bears interest at 5.7% and is due June 2013. The fourth note bears interest at 9% and is due December 2011. The fifth note bears interest at 7.5% and is due June 2013. The loans are secured by various items of vehicles, machinery and equipment.

Mortgage notes payable	314,787

The first note of $247,287 bears interest at 6.75% with monthly principal and interest payments and is due in September 2013. The second note of $67,500 bears interest at 6.75% and is due June 2009 with accrued interest and principal due at maturity. If Firstgold completes required water line improvements to the property by the due date of the second note then the second note and accrued interest will be forgiven. The loans are secured by a building and five acres of land in Lovelock, NV.

Short term note payable	256,000
In November Firstgold entered into a note payable with a six month term and bears interest at 50% per annum.

Insurance premium notes payable	110,272

The first note bears interest at 9.6%, is payable monthly and is due November 2009. The second note bears interest at 7% and is due December 2009.

Total notes payable	$1,265,675

Interest expense was $2,899,917, $869,444 and $6,775,374 for the years ended January 31, 2009 and 2008, and the period from January 1, 1995 to January 31, 2009, respectively.

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Except for the advance royalty and rent payments noted below, the Company is not obligated under any capital leases or non-cancelable operating leases with initial or remaining lease terms in excess of one year as of January 31, 2009. However, minimum annual royalty payments are required to retain the lease rights to the Company’s properties.

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

On January 30, 2008, a complaint was served on Firstgold by Park Avenue Consulting Group, Inc. The complaint was filed in the Supreme Court of the State of New York but was subsequently removed to the Federal District Court for the Southern District of New York (Case No. 08CV01850). In the complaint, plaintiff alleges that pursuant to a Retainer Agreement entered into on September 1, 2000, it is entitled to $100,000 in retainer fees, $43,874 in expenses, and 850,000 shares of common stock during the term of the agreement. In late October 2008 the parties reached a settlement agreement with an amendment to the settlement agreement reached in July 2009. As a result of the Settlement, Firstgold is to pay to the Plaintiff $225,000 cash of which $50,000 has been paid and $175,000 remains outstanding as of January 31, 2009; issue 1,900,000 shares of common stock and issue 250,000 warrants to purchase shares of common stock at a price of $0.4357 for a term of 3 years. As of January 31, 2009 a total of $348,000 has been recognized as expense, which consists of the $225,000 cash settlement and $48,000 as the fair value of the stock on the date issued. Additionally $30,188 was accounted for as both a debit and credit to additional paid in capital for the fair value of the warrants issued under the Black-Scholes option pricing model.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate dispositions of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

NOTE 8 - SHAREHOLDERS’ DEFICIT

The following common stock transactions occurred during the period from January 1, 1995 to January 31, 2009:

Common Stock

In January 1996, 3,800,000 shares were issued to purchase the rights to the Washington Gulch property. The site was acquired from a former officer of the Company. The property consists of a mill site located in Montana. The value of the common stock issued on the property was recorded at the cash value of the net monetary assets received which amounted to $181,000.

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

In November 1996, Newgold, Inc. of Nevada (Old Newgold) was merged into Warehouse Auto Centers, Inc. (WAC), a public company, which had previously filed an involuntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Western District of New York. Pursuant to the plan of reorganization and merger (the Plan), (i) WAC which was the surviving corporation for legal purposes, changed its name to Newgold, Inc. (the Company), (ii) the outstanding shares of Old Newgold were converted into the right to receive an aggregate of 12,000,000 shares or approximately 69% of the post merger outstanding common stock of the Company, (iii) each outstanding share of WAC was converted into the right to receive 1/65 share of the common stock of the Company, for an aggregate of 51,034 shares or less than 1% of the post merger outstanding common stock, (iv) unsecured trade debts and other unsecured pre-petition liabilities were paid in full via the issuance of one share of the Company’s stock for each $42 of debt, for an aggregate of 63,374 shares or less than 1% of the post merger outstanding common stock, and (v) post petition 1 share of stock for each $1 of debt, for an aggregate of 191,301 shares or approximately 1% of the post merger outstanding common stock. The Plan also required an amendment to the Company’s capital structure to increase the number of shares authorized to 50,000,000 and to reduce the corresponding par value to $.001.

In connection with the Plan, the Company raised $4,707,000 of cash through the issuance of convertible debtor certificates. Shortly after confirmation of the Plan, the debtor certificates were exchanged for 5,135,130 shares of common stock (including 428,130 shares issued in lieu of paying cash for underwriter’s fees) of the Company representing approximately 29% of the post merger outstanding common stock.

In the bankruptcy reorganization of WAC, all creditors were issued stock in settlement of accounts payable. During fiscal 1998 post petition creditors had the option of receiving cash in lieu of stock. Five creditors returned 25,242 shares to the Company, resulting in a charge to stockholders’ deficit of $25,242.

In May 1997, the Company issued 12,500 shares to a note holder in payment of a $5,000 note, which had originally been issued in exchange for an agreement to defer filing a judgment for collection of a $200,000 note.

The Company’s stock was approved by NASD for trading on July 7, 1997. On May 27, 1997, the investors in the WAC bankruptcy reorganization, which had been approved by the court on November 21, 1996, were issued a ten-percent bonus of 470,700 shares for the delay in trading. An additional 42,814 shares were issued to the investment bankers for a total of 513,514 shares. A total of $205,000 was credited to stockholders’ deficit for the transaction.

In October 1997 Repadre Capital Corp. exercised warrants to purchase 200,000 shares at $1.00 per share.

The employment contract for the corporate counsel stipulated the Company would pay the rent for a law office. In March 1998, the Company issued 15,000 shares in lieu of cash for six months rent. General and administrative expense was charged $6,000 for the rent. The corporate counsel’s office was subsequently relocated to the Company’s headquarters.

In April 1998, the Company closed a Regulation S offering for 5,480,000 shares to raise $548,000 at $0.10 per share. In connection with this offering 136,977 shares were issued as commission to brokers.

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

In February 2000, the Company closed a private placement offering of 1,196,000 shares to raise $598,000 at $.50 per share. Additionally, a warrant was issued with each share to purchase an additional share of common stock at $1 per share. The warrants expired four years from the original date of closing. In connection with this offering $60,000 was paid as commission to brokers in the form of 120,000 shares of common stock and were accounted for as offering costs. Due to the registration of the shares not being completed, as a penalty the Company issued an additional 239,200 to the investors in August 2000.

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

In June 2005, the Company issued 50,000 shares of common stock and 50,000 warrants to purchase common stock in exchange for services related to website development for the Company.

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

In September 2006 Firstgold issued upon conversion 1,523,229 shares of common stock at a price of $0.263 to a convertible debenture holder according to the terms of two existing convertible debentures. The issuance resulted in the repayment of principal totaling $400,000 owed by Firstgold to the convertible debenture holder. An additional 117,852 shares of common stock was issued in conversion of $30,948 of accrued interest owed to the convertible debenture holder.

In October 2006 Firstgold issued 100,000 shares of restricted common stock to one person in partial settlement of an existing litigation matter.

In October 2006 a finder’s fee of 2,000,000 common shares and 2,000,000 warrants to purchase common shares at a price of $0.50 per common share were issued to an unrelated third party for their work associated with the Antelope Peak mineral lease.

In November 2006 warrants to purchase 928,500 shares of common stock were exercised at a price of $0.15 per share.

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

In July 2007, 25,000 stock options were exercised on a cashless basis at a price of $0.63 by an employee which resulted in 18,651 shares being issued.

In September 2007 Firstgold issued upon conversion 2,222,222 shares of common stock at a price of $0.45 per share. The issuance resulted in the repayment of principal totaling $1,000,000 owed by Firstgold to the convertible debenture holder.

In September 2007 warrants to purchase 93,500 shares of common stock were exercised at a price of $0.1875 per share.

In September 2007, 75,000 stock options were exercised on a cashless basis at a price of $0.61 by an employee, which resulted in 43,255 shares being issued.

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

In February 2008 Firstgold received proceeds of $3,450,975 upon the issuance of Units consisting of 5,309,193 shares of common stock and warrants to purchase 4,164,016 shares of common stock at an exercise price of $0.80 per share. The warrants have a term of 18 months.

In March 2008 Firstgold received proceeds of $4,261,822 upon the issuance of Units consisting of 6,556,650 shares of common stock and warrants to purchase 3,636,057 shares of common stock at an exercise price of $0.80 per share. The warrants have a term of 18 months.

In April 2008 Firstgold received proceeds of $330,100 upon the issuance of Units consisting of 507,846 shares of common stock and warrants to purchase 571,699 shares of common stock at an exercise price of $0.80 per share. The warrants have a term of 18 months.

In April 2008 warrants to purchase 200,000 shares of common stock were exercised at an exercise price of $0.50 per share.

In May 2008 Firstgold received proceeds of $300,000 upon the issuance of Units consisting of 461,538 shares of common stock and warrants to purchase 276,923 shares of common stock at an exercise price of $0.80 per share. The warrants have a term of 18 months.

In May 2008 Firstgold issued warrants to purchase 1,100,000 shares of common stock at an exercise price of $1.00 per share.

In May 2008 Firstgold issued 127,999 shares of common stock to one person in settlement of an existing note payable and accrued interest totaling $63,999.

In July 2008 Firstgold issued warrants to purchase 500,000 shares of common stock at an exercise price of $1.00 per share.

In August 2008 Firstgold issued warrants to purchase 16,050,000 shares of common stock at an exercise price of $0.44 per share.

In October 2008 Firstgold issued 300,000 shares of common stock at a price of $0.16 per share to a consulting company in partial settlement of a prior contract.

In October 2008 Firstgold issued warrants to purchase 250,000 shares of common stock at an exercise price of $0.44 per share.

In October 2008 Firstgold issued warrants to purchase 60,000 shares of common stock at an exercise price of $0.50 per share.

In December 2008 warrants to purchase 700,000 shares of common stock were exercised at an exercise price of $0.15 per share.

In December 2008 Firstgold issued warrants to purchase 30,000 shares of common stock at an exercise price of $0.50 per share.

In January 2009 warrants to purchase 3,120,001 shares of common stock were exercised at an exercise price of $0.15 per share.

In January 2009 Firstgold issued 100,000 shares of common stock at a price of $0.13 per share to a consulting company in partial settlement of a prior contract.

Warrants

Firstgold has issued common stock warrants to officers of Firstgold as part of past financing transactions. Firstgold has also issued warrants as part of past and present convertible debt transactions (see Note 7). Firstgold has also issued warrants as part of the issuance of common stock (see this Note 9).

The fair market value of these warrants issued during the years ended January 31, 2009 and 2008 was determined to be $7,281,932 and $3,224,944, respectively, and was calculated under the Black-Scholes option pricing model with the following assumptions used:

	2009	2008

Expected life	1.5 - 3 years	0.33 - 1.5 years
Risk free interest rate	1.00% -2.72%	3.43% - 4.92%
Volatility	63%-176%	45%-75%
Expected dividend yield	None	None

The fair value of these warrants is being amortized to interest expense over one and three years, the original life of the loans. Total amortization expense for the years ended January 31, 2009 and 2008 and the period from January 1, 1995 to January 31, 2008 was approximately $921,227, $43,278 and $2,252,279, respectively.

          The following table presents warrant activity through January 31, 2009:

	Number of Shares	Weighted Average Exercise Price

Outstanding at January 31, 2000	—	$—
Granted	3,746,000	0.55
Exercised	—	—
Canceled or expired	—	—

Outstanding at January 31, 2001 and 2002	3,746,000	0.55
Granted	452,463	0.15
Exercised	(550,000)	(0.10)
Canceled or expired	—	—

Outstanding at January 31, 2003	3,648,463	0.43
Granted	1,265,766	0.15
Exercised	(200,000)	(0.10)
Canceled or expired	(996,000)	(1.00)

Outstanding at January 31, 2004	3,718,229	0.15
Granted	8,006,354	0.16
Exercised	—	—
Canceled or expired	—	—

Outstanding at January 31, 2005	11,724,583	0.16
Granted	8,800,000	0.37
Exercised	—	—
Canceled or expired	—	—

Outstanding at January 31, 2006	20,524,583	0.25
Granted	6,746,783	0.50
Exercised	(928,500)	(0.15)
Canceled or expired	—	—

Outstanding at January 31, 2007	26,342,866	0.32
Granted	17,558,743	0.65
Exercised	(4,344,463)	(0.19)
Cancelled or expired	(300,000)	(0.30)

Outstanding at January 31, 2008	39,257,146	$0.47
Granted	26,665,695	0.50
Exercised	(4,270,000)	(0.55)
Cancelled or expired	(23,231,744)	(0.17)

Outstanding at January 31, 2009	38,421,097	$0.53

Exercisable at January 31, 2009	38,421,097	$0.53

Weighted average remaining contractual term	17 months

NOTE 9 - INCOME TAXES

As of January 31, 2009, the Company had net operating loss carry-forwards of approximately $37,029,376 available to reduce future Federal taxable income which, if not used, will expire at various dates through January 31, 2029. Due to changes in the ownership of the Company, the utilization of these loss carry-forwards may be subject to substantial annual limitations. Deferred tax assets (liabilities) are comprised of the following at January 31, 2009:

Deferred Tax Assets

Net Operating Loss Carry-forwards	$15,863,314
Contribution Carryover	16,029
Accrued Interest Payable	286,614
Accrued Payroll	172,068
Accrued Payroll Tax	129,122
Depreciation Difference Book/Tax	790,434
Accrued Reclamation	1,228,218
Deferred Income	272,000
Accrued Accounts Payable	102,243
Capital Loss Difference	120,416
Stock Compensation	6,722
Other	272
Less valuation allowance	(17,530,830)

Total Deferred Tax Assets	1,456,622

Deferred Tax Liability
State Taxes	(1,456,622)

Total Deferred Tax Liabilities	(1,456,622)

Net deferred tax assets	$—

The net change in the total valuation allowance for the year ended January 31, 2009 was $8,905,048. The valuation allowance is provided to reduce the deferred tax asset to a level which, more likely than not, will be realized.

The expected Federal income tax benefit, computed based on the Company’s pre-tax losses at January 31, 2009 and the statutory Federal income tax rate, is reconciled to the actual tax benefit reflected in the accompanying financial statements as follows:

	2009	2008

Statutory regular federal income benefit rate	34.00%	34.00%
State taxes (Net of federal benefit)	5.80%	5.80%
Change in valuation allowance	(39.80)%	(39.80)%

Total	0.00%	0.00%

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

NOTE 11 - DIFFERENCES BETWEEN CANADIAN AND US GAAP

The Company’s consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The material difference in respect to these financial statements between U.S. and Canadian GAAP is reflected in the recording of Property, Plant and Equipment. Under Canadian GAAP, development and exploration costs associated with certain projects (property lease payments, geological consulting fees, mine monitoring and permitting, etc.) are recorded as a capital asset. Under U.S. GAAP, these amounts are expensed. As a result of the above, under Canadian GAAP certain line items in the balance sheets and income statements would be presented differently. Firstgold believes these differences in the current year would be immaterial to the financial statements.

NOTE 12 - SUBSEQUENT EVENTS

In February 2009 warrants to purchase 2,080,000 shares of common stock were exercised at an exercise price of $0.15 per share.

In March 2009 warrants to purchase 4,088,933 shares of common stock were exercised at an exercise price of $0.15 per share.

In March 2009, Firstgold extended for 12 months an irrevocable Letter of Credit from Umpqua Bank in favor of the U.S. Department of Interior, Bureau of Land Management to an aggregate amount of U.S. $613,500 and represents a portion of the reclamation bond for the Relief Canyon Mine. The letter of credit is secured by a certificate of deposit in the amount of $674,850.

On March 31, 2009 the Company entered into a Notice of Default and Forbearance Agreement with the two Senior Secured Lenders pursuant to which the Company agreed to allow up to $4,000,000 of principal and accrued interest to be convertible into shares of the Company’s common stock at a conversion rate of $0.145/share. The two Lenders received Amended and Restated Senior Secured Promissory Notes reflecting this new convertible provision. The conversion option will be available during any periods when the Company is not current in its loan payments under the Notes. Pursuant to the Notice of Default and Forbearance Agreement the Senior Secured Lenders agreed to forbear from further default proceedings until April 30, 2009. On April 22, 2009 the two Lenders, citing the Company’s failure to pay the April 15, 2009 loan payment as a subsequent default event, delivered a Notice of Default and demanded the entire principal and interest be paid by April 27, 2009. On June 17, 2009 one of Firstgold Corp’s two primary lenders filed a Complaint and Applications in the Second Judicial District Court in the County of Washoe, Nevada seeking, among other things, to have a receiver appointed to oversee the Company’s operations and assets. On June 23, 2009 the two lenders filed a lawsuit in the United States District Court for the Southern District of New York, Case No. 09CV5714 naming Firstgold and four of its officers and employees as Defendants. In the Complaint the Plaintiffs allege securities fraud, common law fraud and negligent misrepresentations relating to information provided to the Plaintiffs by the Defendants in conjunction with the purchase of $12,000,000 principal amount of Notes and Warrants to purchase shares of Firstgold’s common stock. The claims are based on alleged misrepresentations relating to grades of gold, recovery rates and processing volume existing at the Company’s Relief Canyon Mine, located near Lovelock, Nevada. The Complaint also alleges a misrepresentation as to the nature of certain previously issued warrants to purchase Firstgold common stock. The Defendants believe that the Plaintiffs conducted a thorough investigation of Firstgold’s business and mining assets utilizing their own extensive investment experience and independent experts prior to purchasing the Notes. Consequently, the Defendants believe the allegations to be without merit and will vigorously defend this action. As of August 31, 2009 both Firstgold and the two lenders have agreed not to pursue additional legal actions or the appointment of a receiver as both parties work towards the completion of a transaction that will replace the two lenders with a new lender (see July 2009 Binding Offer Letter discussion below).

In April 2009 the Relief Canyon Mine was placed on care and maintenance due to lack of funding to continue crushing and processing operations.

In April 2009 the two senior secured lenders converted $72,414 of accrued interest into 487,758 shares of common stock at a price of $0.145 per share.

In May 2009 three lenders loaned Firstgold $300,703. The loans bear interest of 18%, with principal and accrued interest due in one year. The loans are convertible into common shares of Firstgold at a conversion price of $0.15 per share. Additionally the lenders received a right to purchase from future gold production of Firstgold gold at $500 per ounce for every $200 advanced by the lenders. Accordingly the lenders can purchase in total up to 1,503 ounces of gold from future production.

In May 2009 four directors and officers plus three employees converted $249,271 owed to them for various fees and salary into convertible loans. The loans bear interest of 18%, with principal and accrued interest due in one year. The loans are convertible into common shares of Firstgold at a conversion price of $0.15 per share. Additionally the lenders received a right to purchase from future gold production of Firstgold gold at $500 per ounce for every $200 advanced by the lenders. Accordingly the lenders can purchase in total up to 1,246 ounces of gold from future production.

In May 2009 a note payable for $320,000 became past due. The lender has not demanded payment and currently Firstgold is negotiating with the lender regarding this matter.

In June 2009 $302,565 of convertible debt and accrued interest were converted into 2,086,653 shares of common stock at a price of $0.145 per share.

A second mortgage for $67,500 due in June 2009 became past due and was in default. In July 2009 the lender began foreclosure proceedings on the building and improvements. In August 2009 Firstgold and the lender completed a forbearance agreement whereby Firstgold will prepay one year of interest at 7% on the mortgage while continuing to maintain its obligations to complete the water line improvements referred to Note 5 above.

In July 2009 Firstgold entered into a Binding Offer Letter and certain implementing agreements, documenting an agreement in principle with a new investor, to acquire the two currently outstanding senior secured promissory notes. Among other things, the investor would assume the security interests and title liens currently held by the existing senior secured lenders thus making the investor Firstgold’s primary secured lender. As part of the transaction, the investor has also agreed to subscribe for common shares of Firstgold representing 51% of the outstanding common shares (after giving effect to the subscription) for US $9,500,000 and has also agreed to provide a US $5,500,000 loan facility to Firstgold to fund working capital. The proposed transaction is subject to a number of conditions, including completion of due diligence by the investor to its satisfaction, negotiation and execution of definitive agreements and documents contemplated by the transaction, and obtaining all required government, regulatory and shareholder approvals. Pre-loan funding representing an initial deposit provided for in the Binding Offer Letter was received on July 16, 2009. Upon closing of the transaction, the current secured lenders have agreed to drop all legal actions against the Company and its officers.

In July 2009 an irrevocable Letter of Credit from Umpqua Bank in favor of the U.S. Department of Interior, Bureau of Land Management in the amount of U.S. $2,183,846, representing a portion the reclamation bond for the Relief Canyon Mine was called. The letter of credit was secured by a certificate of deposit in the amount of $2,293,126; $2,183,846 of the certificate of deposit was used to satisfy the letter of credit and now represents a cash bond on deposit with the Bureau of Land Management.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements on accounting and financial disclosures through the date of this Form 10-K. Our financial statements for the period of inception to January 31, 2009 included in this report have been audited by Hunter & Renfro LLP, 455 Capital Mall, Suite 235, Sacramento, California, 95814 as set forth in this annual report.

ITEM 9A(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15 (e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC’s rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15(b) we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act 15d-14 as of the end of the year covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC reports and to ensure that information required to be disclosed in our periodic SEC reports is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure as a result of any deficiency detected in our internal control over financial reporting.

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

Management’s assessment of the effectiveness of Firstgold’s internal control over financial reporting as of the fiscal year ended January 31, 2009 is that such controls are effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the last fiscal quarter ended January 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about the directors and executive officers of Firstgold together with the principal positions and offices with Firstgold held by each during fiscal year 2009:

Name of Person	Age	Position and Office Presently Held With Firstgold	Director Since

Stephen Akerfeldt*(3)(4)	64	Director and Chairman	2006
A. Scott Dockter**	52	Chief Operating Officer
James W. Kluber	59	Chief Financial Officer and Secretary
Terrence Lynch(1)(2)(4)***	49	Director	2006
Donald Heimler(1)(2)(3)	66	Director	2007
Fraser Berrill****	59	Director	2007
Kevin Bullock******(2)(3)	44	Director	2007

*Mr. Akerfledt entered into a severance agreement in July 2009.

**Mr. Dockter entered into a severance agreement in July 2009.

***Mr. Lynch became the Chief Executive Officer in July 2009.

****Mr. Berrill did not stand for reelection on November 20, 2008.

*****Mr. Bullock resigned effective April 23, 2009.

1 Member of the Audit Committee

2 Member of the Compensation Committee

3 Member of the Nominating/Governance Committee

4 Member of the Communications Committee

Biographical information for directors and executive officers:

Stephen Akerfeldt was appointed to the Board of Directors on September 12, 2006 and became Chairman in June 2007 and Chief Executive Officer on January 4, 2008. He resigned his position as CEO on July 20, 2009 however he remains Chairman of the Board. Mr. Akerfeldt is currently a member of the board of Jura Energy Corporation which is an oil and gas exploration company based in Calgary, Canada. In 1998 he became part owner and currently serves as a director and president of Ritz Plastics Inc. which produces plastic injection molded parts used primarily in the automotive industry. In 1991, Mr. Akerfeldt and certain partners acquired two major chains of dry cleaning operations in the Toronto, Ontario marketplace which were then sold in 2003. Mr. Akerfeldt has worked as a business consultant to various companies and entrepreneurs since the mid-1990’s. From 1987 to 1990 Mr. Akerfeldt was Vice-Chairman and Chief Financial Officer of Magna International Inc. a multi-billion dollar public company auto parts manufacturer. Mr. Akerfeldt joined the accounting firm of Coopers and Lybrand in 1965 and from 1974 through 1987 he was a partner in the firm’s Toronto office. His accounting practice included a broad range of clients including investment dealers, public mining companies, insurance companies, public oil and gas producers and manufacturing companies, both public and private. Mr.

Akerfeldt holds a Bachelor of Arts degree from the University of Waterloo and became a chartered accountant with the Institute of Chartered Accountants of Ontario in 1970.

A. Scott Dockter served as Chief Executive Officer since December 2000 and Chairman from December 2000 until June 2007. Mr. Dockter resigned from the Board on December 21, 2007 and resigned as President and CEO on January 4, 2008. He resigned his position as COO on June 30, 2009 and currently serves as a consultant to Firstgold. Mr. Dockter had previously served as Firstgold’s CEO and President from November 1996 until February 2000. Mr. Dockter has been self-employed in the business sector since 1978 and in addition to working full time with Firstgold, he currently operates two private businesses through ASD CORP and ASDi LLC. He has held a Class A General Engineering and Contracting License for more than 20 years, operating his businesses in California, Nevada and Montana, specializing in earth moving, mining, pipeline projects, structures, dams, industrial parks and sub divisions. Mr. Dockter has directed his companies in large landfill operations, underground concrete structures projects, large excavations, reclamation projects and others, which include state and local municipal projects. Mr. Dockter has also been a real estate developer, worked on oil & gas projects and has spent 15 years in the mining industry. He has personally owned mines, operated mines, constructed mine infrastructures (physical, production and process) and produced precious metals

James W. Kluber has been the Chief Financial Officer and Secretary of Firstgold since February 2000 and a director from April 2000 to June 2007. Mr. Kluber has served as a senior financial consultant in a variety of service and technology environments with special focus on high growth companies and restructuring operations. He has successfully raised capital for companies in a variety of markets, utilizing public and private equity as well as securitized and unsecured debt to accomplish funding requirements. From December 2001 to September 2003, Mr. Kluber was the CFO and until October 2005 was the interim CFO of NutraCea a public company involved in the development and distribution of products based on the use of stabilized rice bran. During 2004, Mr. Kluber served as interim CFO for M&A Medical Holdings, Inc. a manufacturer of medical devices. Additionally, he was the Senior Vice President and CFO from 1996 to 1999 for RealPage, Inc. a leading provider of software and services to the real estate industry. From 1993 to 1996 he served as Vice President of Financial Operations for two New York Stock Exchange listed companies sponsored by Security Capital Group, ProLogis Trust and Archstone Communities.

Terrence Lynch was appointed to the Board of Directors in July 2006 and on July 20, 2009 he was appointed CEO. Since December 2006 he has been president of Resort Owners Group which specializes in resort home sales. Since October 2005, Mr. Lynch has been a partner with Kingsmill Capital Partners, a financial advisory firm specializing in advising both public and private early stage growth companies. Prior to joining Kingsmill Capital he spent fifteen years operating start up companies in industrial products, oil & gas, and media. Experienced in designing the necessary financial structure to maximize a company’s ability to secure growth capital, Mr. Lynch has raised corporate capital via debentures, limited partnerships, and royalty financing in addition to conventional equity placements. From August 2004 to March 2006, Mr. Lynch served as CEO of Star Digital, a media and internet development firm. From September 2001 to August 2004, Mr. Lynch served as CEO of Probrandz Media, a media and internet development firm. Mr. Lynch graduated in 1981 from St. Francis Xavier University with a joint honors degree in Economics and a BBA.

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

Kevin Bullock was appointed to the Board of directors on December 21, 2007 and served until his voluntary resignation on April 23, 2009. Mr. Bullock currently serves as President, CEO and a Director of Volta Resources Inc. (a mining and mineral exploration company listed on the Toronto Venture Exchange formerly Goldcrest Resources Ltd.). Prior to joining Volta Resources in August 2003 he was the Vice President, Corporate Development of Kirkland Lake Gold Inc. (formerly Foxpoint Resources Ltd.) from November 2001 to August 2003. Prior thereto, he was Managing Director, Mining Division of Cook Engineering, Thunder Bay, Ontario, from January 2001 to November 2001. Mr. Bullock has served as a member of the advisory board of Orezone Resources Inc. since June, 1999. Mr. Bullock served as Vice President of Brandon Gold Corporation from June 1997 to September 1999 and as Manager of Operations for IAMGOLD Corporation from January 1995 to June 1997. He is currently also a director of Young Shannon Gold Mines Ltd., Rolling Rock Resources and Kingsmill Capital Ventures. Mr. Bullock is a professional engineer and received is B.Eng. Degree from Laurentian University in Sudbury, Ontario. He is a member of the Canadian Institute of Mining and Metullargy, the Professional Engineers of Ontario and the Society of Mining Engineers.

The current Directors will serve and hold office until the next annual stockholders’ meeting or until their respective successors have been duly elected and qualified. The Board currently has one vacancy which may be filled by the Board. Firstgold’s executive officers are appointed by the Board of Directors and serve at the discretion of the Board. If the Restructuring transaction is consummated it is expected that Mr. Akerfeldt will step down as Chairman but will continue as a Director; Jim Kluber will continue as CFO and Secretary and A. Scott Dockter has resigned as COO but will continue as a consultant to Firstgold.

Family Relationships

There are no family relationships between any director or executive officer.

Corporate Governance

Our board of directors has established an Audit Committee, a Compensation Committee, a Nominating & Corporate Governance Committee, and a Communications Committee as its standing committees. The charter for each of these Committees is available for review on the Company’s website at www.firstgoldcorp.com. Our board does not have an executive committee or any committee performing similar functions. We are not currently listed on a national securities exchange or on an inter-dealer quotation system that has requirements that a majority of the board of directors be independent, however, the board has determined that four of six nominated directors, are “independent” under the definition set forth in the listings of the NASDAQ Stock Market, Inc., which is the definition our board has chosen to use for the purposes of determining independence. In addition, our board has determined that all members of its Audit Committee, in addition to meeting the standards for independence set forth in the listing standards of the NASDAQ Stock Market, Inc., also meet the criteria for independence for audit committee members set forth in the Securities Exchange Act of 1934, as amended, including the rules and regulations promulgated thereunder.

Board Meetings and Committees

Our Board of Directors held 11 meetings during the fiscal year ended January 31, 2009 and acted by unanimous written consent on 2 occasions. Each nominee who was a director during fiscal year 2009 participated in at least 75% or more of the aggregate number of the meetings of the Board held during the time that such nominee was a director and any committee on which he served.

The Audit Committee consisted of Donald Heimler as our Audit Committee financial expert and chairman of the Audit Committee along with Terry Lynch and Fraser Berrill. Mr. Lynch and Mr. Berrill were considered independent directors as defined the applicable NASDAQ Stock Market listing standards and by the Sarbanes-Oxley Act of 2002 and related regulation of the Securities and Exchange Commission (“SEC”). Mr. Lynch served as a member of the Audit Committee until July 20, 2009 when he assumed the position of CEO. At that time Mr. Lynch resigned from the Audit Committee. The Audit Committee facilitates and maintains open communications among the Board, the Audit Committee, senior management and Firstgold’s independent auditors. The Audit Committee also serves as an independent and objective party to monitor Firstgold’s financial reporting process and internal control system. In addition, the Audit Committee reviews and evaluates the efforts of Firstgold’s independent auditors. The Audit Committee meets periodically with management and Firstgold’s independent auditors. The Audit Committee held 5 meetings in fiscal year 2009. The Board has determined that the chairman of the Audit Committee, Mr. Heimler, meets the SEC’s definition of audit committee financial expert. The Audit Committee has a written charter.

The Compensation Committee, consisted of Terry Lynch, chairman, Kevin Bullock, and Donald Heimler. However, Mr. Bullock resigned from the Committee in April 2009 and Mr. Lynch resigned from the Committee on July 20, 2009 upon his appointment as CEO. Mr. Akerfeldt assumed the committee chairman position as of July 20, 2009. The Compensation Committee establishes salary, incentive and other forms of compensation for Firstgold’s Chief Executive Officer, and authorizes stock option issuances for Firstgold. The Compensation Committee meets periodically with management of Firstgold. The Compensation Committee, held 2 meetings in fiscal year 2009. The Compensation Committee has a written charter.

On January 31, 2008, the Board voted to create a Communications Committee. The Communications Committee, consisting of Terry Lynch, chairman and Stephen Akerfeldt, is responsible for reviewing and approving all press releases, website postings and other announcements to the public to ensure accuracy, consistency and timeliness. The Communications Committee does not have a written charter although a charter is expected to be adopted in the near future.

The Board has also established a Nominating & Corporate Governance Committee. The Nominating & Corporate Governance Committee consisted of Donald Heimler, chairman and Kevin Bullock and Stephen Akerfeldt. However, Mr. Bullock resigned from the Committee in April 2009. This Committee evaluates potential candidates for membership on the Board and may consider such factors as it deems appropriate. These factors may include judgment, skill, diversity, integrity, experience with businesses and other organizations of comparable size, the interplay of the candidate’s experience with the experience of other Board members and the extent to which the candidate would be a desirable addition to the Board and any committees of the Board. While the Board has not established any specific minimum qualifications for director nominees, the Board believes that demonstrated leadership, as well as significant years of service, in an area of endeavor such as business, law, public service, the mining industry or academia, is a desirable qualification for service as a director of Firstgold. The Committee also evaluates the performance of Board members and monitors Directors compliance with applicable rules and regulations of the SEC and other regulatory agencies. The Nominating and Corporate Governance Committee has a written charter.

Nominating Process

The Board has a policy with respect to the consideration of director candidates recommended by stockholders. Any stockholder may make recommendations to the Board for membership on the Board by sending a written statement of the qualifications of the recommended individual to: Secretary, Firstgold Corp., 1055 Cornell Avenue, PO Box 6, Lovelock, NV 89419. Such recommendations should be received no later than sixty (60) days prior to the annual meeting for which the stockholder wishes his or her recommendation to be considered. The Board will evaluate candidates recommended by stockholders on the same basis as it evaluates other candidates, including the following criteria:

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

Stockholder Communication Policy

Stockholders may send communications to the Board or individual members of the Board by writing to them, care of Secretary, Firstgold Corp., 1055 Cornell Avenue, PO Box 6, Lovelock, NV 89419, who will forward the communication to the intended director or directors. If the stockholder wishes the communication to be confidential, then the communication should be provided in a form that will maintain confidentiality.

Attendance of Directors at Annual Meetings of Stockholders

Firstgold has a policy of encouraging, but not requiring, directors to attend Firstgold’s annual meeting of stockholders.

Director Compensation

The following table sets forth the compensation of Firstgold’s Directors paid during fiscal year 2009 for services as a Director.

DIRECTOR COMPENSATION

Name (a)	Fees Earned or Paid in Cash ($) (b)		Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)

Terrence Lynch	$62,550	(3)						$62,550
Stephen Akerfeldt(1)	—							—
Donald Heimler	$42,000	(3)						$42,000
Fraser Berrill(2)	$78,150	(3)						$78,150
Kevin Bullock	$52,500	(3)						$52,500

(1)	Employees are not separately compensated as a Director

(2)	Mr. Berrill’s term as a Director expired on November 20, 2008.

(3)	Outside directors receive annual compensation of $20,000 per year and $1,500 for each Board and/or Committee meeting attended.

Objectives and Philosophy of our Director Compensation Program

Our standing Compensation Committee makes the decisions as to director benefit programs and compensation. Directors who are full or part time employees of Firstgold are not eligible for compensation or benefits as a director. The primary objectives of our director compensation program are to:

•	attract and retain experienced and knowledgeable individuals to serve as directors;

•	reimburse directors for the time and expenses incurred in serving as a director;

•	allow directors to participate in our longer term asset growth and stock appreciation.

Components of our Director Compensation Program

At the present time, the primary elements of our director compensation program are a base monthly compensation and a per-meeting stipend for a director’s services to the Company and stock or option awards.

Monthly Payment

At the present time we offer an annual compensation of $20,000 per year for services rendered by each non-employee member of the Board and a $1,500 stipend for each Board and Committee meeting attended. The precise amount of compensation is determined by the Compensation Committee based on various factors including the level of Board activity, the level of experience and recognition each member brings to the Board, the length of service of the member and such other factors as deemed relevant to such member’s participation on the Board. Due to the level of Board activity during calendar year 2008, the Compensation Committee increased the Directors’ annual fee from $10,000 to $20,000 and left the meeting stipend payment unchanged for fiscal year 2009.

Equity Awards

Our stock and stock option award program is the primary vehicle for offering long-term compensation to Board members. Our current policy is to grant an initial stock option award of 500,000 stock options to each non-employee director upon joining the Board. The shares typically vest over a one-year period. We may grant additional shares of stock or options to non-employee Board members depending on various factors including the level of Board activity, the level of experience and recognition each member brings to the Board, the level of services provided by each Director, the overall performance of the Company, and such other factors as deemed relevant to such member’s participation on the Board. Due to the level of Board activity and the Company’s performance during calendar year 2008, no additional stocks or stock options were awarded to any non-employee director in fiscal year 2009.

Code of Business Conduct and Ethics

The Board has adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees of Firstgold. Firstgold will provide any person, without charge, a copy of this Code. Requests for a copy of the Code may be made by writing to Firstgold Corp. at 1055 Cornell Avenue, PO Box 6, Lovelock, NV 89419. Attention: Secretary.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation of Firstgold’s Principal Executive Officer during the last two complete fiscal years and each officer who received annual compensation in excess of $100,000 during the last completed fiscal year.

SUMMARY COMPENSATION TABLE

Name & Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)

Stephen Akerfeldt (CEO)(1)	2009	250,000	-0-	-0-	-0-	-0-	-0-	-0-		250,000
	2008	20,833	-0-	-0-	-0-	-0-	-0-	-0-		20,833
Scott Dockter (COO)(2)	2009	225,000	-0-	-0-	-0-	-0-	-0-	8,280	(5)	233,280
	2008	180,000	-0-	-0-	94,667	-0-	-0-	8,000	(4)(5)	282,667
James Kluber (CFO)	2009	160,000	-0-	-0-	-0-	-0-	-0-	6,000	(3)	166,000
	2008	160,000	-0-	-0-	-0-	-0-	-0-	6,000	(3)	166,000

(1)	Mr. Akerfeldt became CEO on January 4, 2008.

(2)	Mr. Dockter resigned as CEO on January 4, 2008 at which time he became COO.

(3)	Amount reflects a home office allowance.

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

Options/SAR Grants in Last Fiscal Year

Firstgold did not grant any options of Common Stock during the fiscal year ended January 31, 2009 to any Named Executive Officers.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on all restricted stock and stock option awards held by our named executive officers as of January 31, 2009. All outstanding equity awards are in shares of our common stock.

	Option Awards				Stock Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Scott Dockter	250,000	250,000		$0.50	07/2011
	125,000	125,000	0	$0.94	12/2012

James Kluber	200,000	200,000	0	$0.50	07/2016

Terrence Lynch	250,000	0	0	$0.50	07/2016
	250,000	0	0	$0.50	10/2006
	250,000	0	0	$0.65	03/2017

Stephen	250,000	0	0	$0.50	09/2016
Akerfeldt	250,000	0	0	$0.65	03/2017
	250,000	0	0	$0.65	06/2017
	250,000	0	0	$0.85	12/2017

Donald Heimler	250,000	0	0	$0.50	01/2017
	250,000	0	0	$0.65	03/2017

Fraser Berrill	500,000	0	0	$0.65	06/2017

Kevin Bullock	500,000	0	0	$0.85	12/2017

Employment Agreements

On February 1, 2006, we entered into an employment agreement with A. Scott Dockter to serve as our chief executive officer for Firstgold. Pursuant to the agreement, Mr. Dockter received an annual salary of $180,000 and an automobile expense allowance of $1,000 per month. In addition, Mr. Dockter was eligible to participate in any discretionary bonuses or employee stock option plans which may be adopted during the term of his agreement. The employment agreement has a term of three years. On May 8, 2008 Mr. Dockter entered into a new Employment Agreement as Chief Operating Officer (“COO”) of Firstgold. Among other things, Mr. Dockter’s annual salary was increased to $225,000. The new Agreement expired on January 31, 2009 and automatically renewed for a one year term. We have negotiated a consulting agreement for Mr. Dockter who has resigned his position as COO of Firstgold.

On February 1, 2006, we entered into an employment agreement with James W. Kluber to serve as our chief financial officer of Firstgold. Pursuant to the agreement, Mr. Kluber received an annual salary of $160,000 and an office expense allowance of $500 per month. In addition, Mr. Kluber was eligible to participate in any future discretionary bonuses or employee stock option plans which may be adopted during the term of his agreement. The employment agreement had a term of three years and expired on January 31, 2009 and automatically renewed for a one year term. We are currently negotiating on a new employment agreement for Mr. Kluber who is expected to remain in his position as CFO of Firstgold upon the completion of the Restructuring transaction.

On January 4, 2008 we entered into an employment agreement with Steve Akerfeldt as Chief Executive Officer of Firstgold. Mr. Akerfeldt received an annual salary of $250,000. The Agreement expired on January 31, 2009 and automatically renewed for a successive one-year term. Mr. Akerfeldt’s employment agreement terminated on July 20, 2009 when he resigned his position as CEO. Mr. Akerfeldt continues to serve as Chairman of the Board and is eligible for Director compensation as a non-employee member of the Board. Mr. Akerfeldt is expected to resign his position as Chairman but is expected to continue as a Director of Firstgold upon the completion of the Restructuring transaction.

Employee Pension, Profit Sharing or Other Retirement Plans

We do not have a defined benefit pension plan or profit sharing or other retirement plan.

On December 21, 2007, the Board approved establishing a 401(k) retirement plan to be managed by The Fidelity Management Trust Company. The 401(k) plan does not require contributions or matching contributions by Firstgold and no contributions to the 401(k) plan were made during fiscal year 2009.

COMPENSATION DISCUSSION AND ANALYSIS

Compensation of Executive Officers

The Compensation Committee supervises our executive compensation program for named individuals. All members of the committee are independent, non-employee directors. As a group, the committee reports to the full Board of Directors. Members of our management do not attend executive sessions of the committee but do, upon request, provide input regarding their performance to the committee. The committee does not engage any outside consultants and does not delegate its authority to anyone. The committee met one time in fiscal 2009.

Compensation Philosophy

The Compensation Committee determines compensation levels and components for Named Executive Officers (“NEOs”) to attract, retain, and motivate talent in our competitive market environment while focusing the management team and Firstgold on the creation of long-term value for stockholders. Positions included as NEOs during fiscal 2009 included: Chief Executive Officer, President/Chief Operation Officer, and Chief Financial Officer. Other positions may be added as business conditions warrant.

Our Compensation Committee administers four elements for named executive officers: base salary (cash), short-term incentives (bonus – cash, equity, or both), long-term incentives (equity), and benefits. The total compensation package reflects the Company’s “Pay for Performance” philosophy, which is to couple employee rewards with the interests of stockholders. We believe strongly that retention and motivation of successful employees is in the long-term interest of stockholders. Further, we believe in development and internal promotion of proven, existing employees whenever optimal for the interests of the Company. The committee targets the total compensation level over time to be competitive with comparable companies in our industry segments and geographic locations.

For the purpose of determining short-term incentives, performance is measured by two variables: contribution to and leadership in the development of the Company’s core mining property, the Relief Canyon mine, and contributions to the potential business and financial success of the Company. These variables are considered by the committee to be the cornerstones for the creation of long-term stockholder value. The committee also evaluates the general economic and market conditions when applying these measurements. The committee believes that it is in the best interest of our stockholders to have a part of total compensation “at-risk” and dependent upon our future performance.

Historically, there have been few directly comparable public companies in the US gold mining field. Many of our competitors are much larger companies that are not directly comparable in size, geographic coverage, and scope of production. Therefore, a direct peer group comparison is not comparable and salary survey information from multiple sources is used to supplement available company data.

Base Salary

The base salary is evaluated annually after the completion of the fiscal year. It is adjusted as required to be competitive with the external market, job responsibilities, and the individual’s performance in their job and is subject to any employment agreement with that individual. Mr. Akerfeldt was granted a one year employment agreement as CEO with a base salary of $250,000 which the committee felt was commensurate with his duties and challenges facing the Company. Mr. Dockter was granted a one year employment agreement increasing his base salary from $180,000/year to $225,000/year. This increase reflected Mr. Dockter’s critical role in not only completing the processing facility and other improvements at the Relief Canyon mine site, but his efforts in identifying and facilitating capital raising efforts on behalf of the Company. Mr. Kluber completed the third year of his three year employment agreement with a base salary of $160,000.

Short-Term Incentive (Bonus)

The committee desires to grant bonuses to incentivize officers and employees when their job performance warrants such bonuses and the financial condition of the Company permits such incentives to be granted. Unfortunately, for the 2009 fiscal year the Company incurred numerous financial setbacks and challenges. While the efforts of many of its officers and employees were stellar, it was infeasible to grant any cash bonuses during fiscal year 2009. However, subsequent to the fiscal year end, Mr. Lynch was granted a bonus of $300,000 which was paid in stock of six million shares issued to him. This bonus was in recognition of Mr. Lynch’s efforts in evaluating and negotiating several funding proposals considered by Firstgold in the last six months.

Long-Term Incentives (Stock Options)

The committee believes that providing stock and option grants to its officers and directors rewards such individuals for the long-term financial success of the Company and links their rewards to those of our stockholders.

Firstgold has adopted its 2006 Stock Option Plan and has authorized the issuance of options to purchase up to 10,000,000 shares of our common stock. The Company has a policy of issuing options to purchase 500,000 shares of stock to each new non-employee director. One half of these options vest immediately and the second half vests after one year on the Board. Options are issued to officers and employees as and when determined by the committee. To date options to purchase 5,793,999 shares of our common stock have been granted to directors, officers and selected employees. Due to the financial challenge faced by the Company and the resulting impact on the trading of our shares, the committee determined not to issue any long-term options during the 2009 fiscal year.

Benefits

Officers are entitled to participate in all benefits provided to employees of Firstgold. At the present time, such benefits are minimal.

Employment Agreements

The employment agreements for Messrs. Akerfeldt, Dockter, and Kluber have expired. The committee expects to negotiate and enter into an employment agreement with Mr. Kluber, our CFO, and a consulting agreement with Mr. Dockter, our former COO.

Compensation for Fiscal Year 2010

For fiscal year 2010 the committee hopes to be able to grant a full range of incentives based upon the individual effort and the overall success of the Company during the current fiscal year. Much of the success of the Company will depend on consummating the Restructuring transaction with Northwest which is designed to provide adequate funds to reestablish operations at our Relief Canyon mine site. Commencing operations at the Relief Canyon mine site will determine to a large extent the overall success of the Company during fiscal year 2010 which in turn will dictate what incentives, if any, will be deemed appropriate and feasible. In addition, we expect representatives of Northwest to also have input into any incentives which may be granted during the current fiscal year.

The committee has not determined specific target objectives due to the significant challenges which face the Company for the current fiscal year. However, we will monitor the efforts of individual officers and employees and the overall success of the Company in determining if and when incentives can be granted. Because we have not determined any target objectives, we are unable to provide an assessment of how likely it will be for incentives to be achieved by our executive officers. Achievement of incentives involves future performance and, therefore, is subject to significant uncertainties. However, the Compensation Committee believes it will establish future target objectives that are achievable with an appropriate amount of dedication and hard work.

Limitation of Liability and Indemnification Matters

Firstgold’s bylaws provide that it will indemnify its officers and directors, employees and agents and former officers, directors, employees and agents unless their conduct is finally adjudged as grossly negligent or willful. This indemnification includes expenses (including attorneys’ fees), judgments, fines, and amounts paid in settlement actually and reasonably incurred by these individuals in connection with such action, suit, or proceeding, including any appeal thereof, subject to the qualifications contained in Delaware law as it now exists. Expenses (including attorneys’ fees) incurred in defending a civil or criminal action, suit, or proceeding will be paid by Firstgold in advance of the final disposition of such action, suit, or proceeding upon receipt of an undertaking by or on behalf of the director, officer, employee or agent to repay such amount, unless it shall ultimately be determined that he or she is entitled to be indemnified by Firstgold as authorized in the bylaws. This indemnification will continue as to a person who has ceased to be a director, officer, employee or agent, and will benefit their heirs, executors, and administrators. These indemnification rights are not deemed exclusive of any other rights to which any such person may otherwise be entitled apart from the bylaws. Delaware law generally provides that a corporation shall have the power to indemnify persons if they acted in good faith in a manner reasonably believed to be in, or not opposed to, the best interests of the corporation and, with respect to any criminal action or proceeding, had no reasonable cause to believe the conduct was unlawful. In the event any such person is judged liable for negligence or misconduct, this indemnification will apply only if approved by the court in which the action was pending. Any other indemnification shall be made only after the determination by Firstgold’s Board of Directors (excluding any directors who were party to such action), by independent legal counsel in a written opinion, or by a majority vote of stockholders (excluding any stockholders who were parties to such action) to provide such indemnification. Insofar as indemnification for liabilities arising under the Securities Act of 1933 (the “1933Act”) may be permitted to directors, officers and controlling persons of Firstgold pursuant to the foregoing provisions, or otherwise, Firstgold has been advised that in the opinion of the Securities and Exchange Commission such indemnification is not against public policy as expressed in the 1933 Act and is, therefore, enforceable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares of Firstgold’s Common Stock beneficially owned as of July 31, 2009 by, (i) each executive officer and director of Firstgold; (ii) all executive officers and directors of Firstgold as a group; and (iii) owners of more than 5% of Firstgold’s Common Stock.

Name and Address of Beneficial Owner	Position	Number of Shares Beneficially Owned		Percent

Officers and Directors
A. Scott Dockter 3090 Boeing Road Cameron Park, CA 95682	COO**	7,839,486	(1)	5.5%

James Kluber 169 Elliott Road Centerville, MA 02632	CFO, Executive Vice President, and Secretary	3,192,091	(2)	2.2%

Terrence Lynch 1130 Morrison Heights Oakville, Ontario Canada L6J 4J1	Director, CEO	971,000	(3)	* %

Stephen Akerfeldt 93 Sheppard Avenue East North York, Ontario, Canada M2N3A3	Chairman	1,055,000	(4)	* %

Name and Address of Beneficial Owner	Position	Number of Shares Beneficially Owned		Percent

Donald Heimler 75 Airdrie Road Toronto, Ontario, Canada M4G 1M1	Director	1,415,500	(5)	1%

Fraser Berrill*** 3672 County Road #8 Picton, Ontario, Canada K0K 2T0	Director	635,000	(6)	* %

Kevin Bullock**** 36 Emeline Circle Markham, Ontario Canada L3P4G4	Director	500,000	(7)	* %

All officers and directors as a group (5 individuals)		13,730,083		9.5%

Stockholders owning 5% or more

1346049 Ontario LTD 22 St. Clair Avenue East 18th Floor Toronto, Ontario, Canada M4T 2S3		17,956,022	(8)	12.4%

* Represents less than 1%.

**Mr. Dockter resigned as COO effective June 30, 2009.

*** Mr. Berrill’s term as a Director of Firstgold expired on November 20, 2008.

**** Mr. Bullock resigned as a Director of Firstgold on April 23, 2009.

(1)

Amount includes 750,000 shares issuable to Mr. Dockter under stock options and 826,945 shares issuable to Mr. Dockter under stock warrants which are currently exercisable. Of this amount, the reporting person owns 640,000 shares through ASDi, LLC of which he is majority owner and sole manager.

(2)	Amount includes 1,795,007 shares issuable under stock warrants and options which are currently exercisable.

(3)

Amount includes 875,000 of shares issuable under currently exercisable options granted to Mr. Lynch since he has been a director of Firstgold. Amount also includes 96,000 shares of common stock held jointly with Mr. Lynch’s wife.

(4)

Amount includes shares issuable under options to purchase 1,000,000 shares granted during the time Mr. Akerfeldt has been a director of Firstgold. Amount includes 55,000 shares issuable under stock warrants which are currently exercisable.

(5)	Amount includes shares issuable under options to purchase 500,000 shares granted during the time Mr. Heimler has been a director of Firstgold.

(6)

Amount includes shares issuable under options to purchase 500,000 shares granted during the time Mr. Berrill was a director of Firstgold. Amount also includes 150,000 shares issuable under stock warrants which are currently exercisable.

(7)	Amount includes shares issuable under options to purchase 500,000 shares granted at the time Mr. Bullock was a director of Firstgold.

(8)

Amount includes 1,509,962 shares issuable under stock warrants which are currently exercisable. The 1346049 Ontario LTD holdings include stock and warrants held by Trapeze Capital Corp. and Trapeze Asset Management Inc. The responsible executive officer for each entity is Randall Abramson.

As a condition to listing the Firstgold shares on the TSX, Mr. Dockter was required to place all shares of Firstgold stock beneficially owned by him into a Voting Trust and Escrow held by Equity Transfer & Trust Company of Toronto, Canada. Pursuant to the Voting Trust and Escrow Agreement dated May 8, 2008, Mr. Dockter will be allowed to vote his shares representing no more than 9.9% of the votes eligible to be cast on any matter subject to stockholder approval. The Agreement also limits Mr. Dockter’s ability to acquire additional Firstgold stock in the open market however he is permitted to exercise warrants owned at the time the Agreement was entered into and stock options currently owned or granted in the future pursuant to the Firstgold Stock Option Plan. The Agreement has a term of three years.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights as of January 31, 2009 (a)	Weighted-average exercise price of outstanding options, warrants and right (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)

Equity compensation plans to be approved by security holders	5,793,999	$ 0.62	4,206,001
Equity compensation plans not approved by security holders	N/A
TOTAL	5,793,999	$ 0.62	4,206,001

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than 10% of Firstgold’s common stock to file reports of ownership on Form 3 and changes in ownership on Form 4 with the SEC. Such executive officers, directors and 10% stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file. Based solely upon its review of copies of such forms received by it, or on written representations from certain reporting persons that no other filings were required for such persons, Firstgold believes that, during the fiscal year ended January 31, 2009, its executive officers and directors and 10% stockholders complied with all applicable Section 16(a) filing requirements except as follows:

Mr. Dockter sold shares of Firstgold on November 19, 2007 and January 11, 2008. He filed a Form 5 (which was due March 16, 2008) reporting such sales on March 20, 2008.

Mr. Dockter sold shares on October 30, 2008 and sold warrants on December 15, 2008. He did not file a Form 4 reporting these sales until January 7, 2009.

Mr. Akerfeldt and Mr. Heimler each acquired and exercised warrants of Firstgold on December 15, 2008. They did not file a Form 4 regarding such acquisitions until December 22, 2008.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION AND DIRECTOR INDEPENDENCE

On December 1, 2006, Firstgold entered into an Aircraft Time Sharing Agreement (the “Agreement”) with an entity owned by its then CEO and President A. Scott Dockter. Pursuant to the Agreement, Mr. Dockter will make his private airplane available for use by Firstgold at a rental rate of $200 per hour plus designated expenses. The Agreement has a term of 10 years. Firstgold made an advance payment under the Agreement of $120,000 on December 9, 2006. As of January 31, 2009 Firstgold had utilized $14,640 of the advance payment in plane usage. The rental rate being charged is deemed to be significantly less then the rates obtainable from an unaffiliated third party. As part of Mr. Dockter’s severance agreement with Firstgold, the balance of the unused advance payment will be forgiven.

Below are a number of items that will require shareholder approval as it relates to certain payment to related parties. It is planned that these payments be completed by issuance of shares however if this is rejected by stockholders these payments will be made in cash. If these payments are made in cash stockholders will face increased dilution over the amounts we would otherwise issue to the related parties as additional shares would be required to be issued to the new investor, Northwest. It is anticipated that for every $1 issued to related parties in payment as described below stockholders will reduce dilution by approximately 8 shares compared to if we decide to pay related parties cash and have to issue additional shares to Northwest.

Subsequent to the fiscal year end, four directors and officers plus three employees converted $249,271 owed to them for various fees and salary into convertible loans. The loans bear interest of 18%, with principal and accrued interest due in one year. The loans are convertible into common shares of Firstgold at a conversion price of $0.15 per share. Additionally the lenders received a right to purchase from future gold production of Firstgold gold at $500 per ounce for every $200 advanced by the lenders. Accordingly the lenders can purchase in total up to 1,246 ounces of gold from future production.

Subsequent to the fiscal year end, Directors Akerfeldt, Lynch and Heimler and CFO James Kluber all entered into certain loan agreements relating to a portion of compensation due each in the amount of $50,000. The loan agreements provided for the repayment of the principal and rights to acquire 1 ounce of gold for every $200 loaned. These agreements mirrored agreements made with arms length parties at the same time. In lieu of repayment and cancellation of the rights to buy gold, each Director and officer agreed to accept 3,000,000 shares of Firstgold common stock. Alternatively if rejected by stockholders they will be repaid $150,000 each.

Subsequent to the fiscal year end, Mr. Dockter and Mr. Akerfeldt entered into severance agreements with Firstgold. Mr. Dockter agreed to accept four million shares of Firstgold common stock and $300,000 in exchange for a full release of further liability of Firstgold. Alternatively if issuance of shares is rejected by shareholders he would be paid $500,000. Mr. Akerfeldt agreed to accept 2.4 million shares of Firstgold common stock in exchange for a full release of further liability of Firstgold. Alternatively if rejected by stockholders he will be repaid $125,000.

Subsequent to the fiscal year end, Mr. Dockter was issued 5,900,001 warrants and Mr. Kluber was issued 1,333,333 warrants to replace previous warrants transferred by each in order to allow for their exercise to provide working capital to Firstgold. The warrants are exercisable at $0.15 per share and have a term of 18 months.

Subsequent to the fiscal year end, the Compensation Committee recommended and the Board approved a bonus of $300,000 to Mr. Lynch for his role in evaluating and negotiating various proposals presented to Firstgold including the current transaction with Northwest. Mr. Lynch is to be issued 6,000,000 shares of Firstgold common stock or alternatively if rejected by stockholders he will be paid $300,000.

Review, Approval or Ratification of Transactions With Related Parties

Should a transaction, proposed transaction, or series of transactions involve one of our officers or directors or a related entity or an affiliate of a related entity, or holders of stock representing 5% or more of the voting power (a “related entity”) of our then outstanding voting stock, the transactions must be approved by the unanimous consent of the disinterested members of our board of directors. In the event a member of the board of directors is a related party, that member will abstain from the vote.

Information relating to director independence is incorporated in the section “Directors, Executive Officers and Corporate Governance.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Committee Report

As stated elsewhere in this 10-K report, Firstgold has a separate Audit Committee which met 5 times during the 2009 fiscal year. The functions of the Audit Committee include reviewing and evaluating the efforts of Firstgold’s independent auditors and the review and authorization of all non-audit fees incurred by Firstgold.

The Audit Committee has reviewed and discussed with Firstgold’s management the audited consolidated financial statements as of and for the fiscal year ended January 31, 2009.

The Committee has also discussed with Hunter & Renfro LLP, Firstgold’s independent auditors (“H&R”), the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended, by the Auditing Standards Board of the American Institute of Certified Public Accountants.

The Committee has received and reviewed the written disclosures and the letter from H&R required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as amended, and has discussed with H&R its independence.

Based on the reviews and discussions referred to above, the Audit Committee has approved the audited financial statements referred to above be included in Firstgold’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009 filed with the Securities and Exchange Commission.

The material contained in this Audit Committee Report is not soliciting material, is not deemed filed with the SEC, and is not incorporated by reference in any filing of Firstgold under the Securities Act, or the Exchange Act, whether made before or after the date of this proxy statement and irrespective of any general incorporation language in such filing.

Independent Public Accountants

Firstgold’s independent public accountants for the last completed fiscal year ended January 31, 2009, were Hunter & Renfro LLP. The Board anticipates that representatives of H&R will not be present at the Annual Meeting.

Principal Accountant’s Fees and Services

During Firstgold’s fiscal years ended January 31, 2008 and January 31, 2009, Firstgold was billed the following aggregate fees by Hunter & Renfro LLP (“H&R”), its current independent public accountants.

Audit Fees.

This category includes aggregate fees billed by our independent auditor H&R for the audit of our annual financial statements on Form 10-K, review of management’s assessment and effectiveness of internal controls over financial reporting, review of financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the auditor in connection with statutory and regulatory filings for those fiscal years.

The aggregate fees billed by H&R to Firstgold for professional services rendered for the audit of Firstgold’s financial statements for the fiscal year, for reviews of the financial statements included in Firstgold’s Forms 10-Q for the fiscal year, and for services provided by H&R in connection with statutory or regulatory filings for the fiscal year, were $91,013 for the fiscal year ended January 31, 2009 and $106,831 for the fiscal year ended January 31, 2008.

Audit Related Fees

This category consists of services by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under Audit Fees. This category includes accounting consultations on transaction and proposed transaction related matters.

In fiscal year 2009, H&R billed $65,806 for Audit Related Fees. In fiscal year 2008, H&R billed $122,337 for Audit Related Fees.

Tax Fees

This category consists of professional services rendered for tax, compliance and preparation of our corporate tax returns and other tax advice. In fiscal year 2009, H&R billed $3,666 for Tax Fees. In fiscal year 2008, H&R billed $4,830 for Tax Fees.

All other Fees

There are no other fees to disclose.

Pre-Approved Policies and Procedures

Prior to retaining H&R to provide services in the current fiscal year (beginning February 1, 2009), the Audit Committee will first review and approve H&R’s fee proposal and engagement letter. In the fee proposal, each category of services (Audit, Audit Related, Tax and All Other) is broken down into subcategories that describe the nature of the services to be rendered, and the fees for such services. Firstgold’s pre-approval policy provides that the Audit Committee must specifically pre-approve any engagement of H&R for services outside the scope of the fee proposal and engagement letter.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description of Exhibit

2.1(4)	Plan of Reorganization and Merger Agreement, dated as of July 23, 1999, between the Registrant and Business Web, Inc.

2.2(6)	First Amendment to Plan of Reorganization and Merger Agreement, dated as of October 31, 1999, between the Registrant and Business Web, Inc.

2.3(7)	Termination Agreement, dated as of December 27, 1999, between the Registrant and Business Web, Inc.

3.1(2)	Certificate of Incorporation of the Registrant.

3.2(1)	Certificate of Amendment to Certificate of Incorporation of the Registrant.

3.3(2)	Bylaws of the Registrant

4.1(9)	Convertible Debenture

4.1.(a)(13)	Form of Convertible Debenture dated September 26, 2006

4.2.(a)(9)	Form of Warrant - $0.20 exercise price

4.2.(b)(9)	Form of Warrant - $0.30 exercise price

4.3.(a)(15)	Convertible Debenture dated December 1, 2006

4.3.(b)(17)	Convertible Debenture dated March 16, 2007

4.4(13)	Form of Warrant dated September 26, 2006

4.4(a)(15)	Warrants dated November 1, 2006

4.4(b) (15)	Warrants dated November 1, 2006

4.4.(a) (17)	Amended and Restated Warrant dated March 16, 2007

4.5(19)	Warrants dated April 12, 2007 filed as Exhibits 10.26

4.6(20)	Warrants dated June 22, 2007

5.1(22)	Opinion of Counsel

5.1(a)* (23)	Updated Opinion of Counsel

10.1(3)	Promissory Note between Firstgold and A. Scott Dockter, dated April 2, 1997, for the principal amount of $100,000.

10.2(3)	Promissory Note between Firstgold and A. Scott Dockter, dated April 17, 1997, for the principal amount of $50,000.

10.3(3)	Promissory Note between Firstgold and A. Scott Dockter, dated April 30, 1997, for the principal amount of $20,000.

10.4(3)	Promissory Note between Firstgold and A. Scott Dockter, dated May 30, 1997, for the principal amount of $35,000

10.5(5)	Promissory Note between Firstgold and A. Scott Dockter, dated December 24, 1998, for the principal amount of $24,000.

10.6(7)	Warrant to Purchase shares of Common Stock of Business Web, Inc.

10.7(9)	Securities Purchase Agreement dated January 27, 2006 by and among Firstgold and the investor named therein.

10.8(9)	Registration Rights Agreement dated January 27, 2006 by and among Firstgold and the investor named therein.

10.9(10)	Joint Venture Agreement dated January 25, 2006 between Firstgold, Inc. and ASDi, LLC

10.10(10)	Crescent Red Caps LLC - Operating Agreement

10.11(11)	Employment Agreement for A. Scott Dockter dated February 1, 2006

10.12(11)	Employment Agreement for James W. Kluber dated February 1, 2006

10.13(12)	Pledge and Escrow Agreement dated January 27, 2006 by and among Firstgold and the investor named therein.

10.14(15)	Firstgold, Inc. 2006 Stock Option Plan

10.15(13)	Securities Purchase Agreement dated September 26, 2006 by and among Firstgold and the investor named therein.

10.15.(a)(14)	Amendment Number 1 to Securities Purchase Agreement dated November 1, 2006.

10.16(13)	Registration Rights Agreement dated September 26, 2006 by and among Firstgold and the investor named therein.

10.16.(a)(21)	Modification to Registration Rights Agreement

10.16(b)(14)	Amendment No. 1 to Investor Registration Rights Agreement

10.17(15)	Amended Memorandum of Security Agreement

10.18(a)(15)	Pledge and Escrow Agreement dated September 26, 2006

10.18(b)(15)	Amendment to Pledge and Escrow Agreement dated November 1, 2006

10.19(16)	Transfer Agent Instructions

10.20(18)	Aircraft Time Sharing Agreement dated December 1, 2006

10.20(b)(26)	Amended Aircraft Time Sharing Agreement dated December 1, 2006

10.21(23)	Form of Subscription Agreement for Regulation S offering in April 2007

10.22(24)	Employment Agreement for Stephen Akerfeldt

10.23(24)	Revised Employment Agreement for A. Scott Dockter

10.24(24)	Voting Trust and Escrow Agreement for A. Scott Dockter

10.25(24)	Form of Subscription Agreement for Regulation S offering in February 2008

10.26(24)	Convertible Debenture Dated May 1, 2008

10.27(25)	Note and Warrant Purchase Agreement dated August 7, 2008

10.27(a)(27)	Amendment to Loan Documents dated March 31, 2009

10.28(25)	Senior Secured Promissory Notes dated August 7, 2008

10.28(a)(27)	Amended and Restated Senior Secured Promissory Notes dated March 31, 2009

10.29(26)	Senior Secured Promissory Notes dated August 27, 2008

10.30(28)	Binding Offer Letter dated July 16, 2009

14(8)	Code of Business Conduct and Ethics.

23.1	Consent of Counsel (incorporated by reference to Exhibit 5.1 of this filing)

23.2(23)	Consent of Independent Registered Public Accounting Firm

23.3(23)	Consent of Independent Registered Public Accounting Firm

31.1*	Certification by CEO pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by CFO pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002

32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended January 31, 1996 filed with the Commission on January 22, 1997.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 (File No. 33-49920) filed with the Commission on October 14, 1993.

(3)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the fiscal year ended January 31, 1997 filed with the Commission on June 30, 1997.

(4)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the fiscal year ended January 31, 1999 filed with the Commission on October 1, 1999.

(5)	Incorporated by reference to Registrant’s First Amendment to Annual Report on Form 10-KSB for the fiscal year ended January 31, 1999, filed with the Commission on October 20, 1999.

(6)	Incorporated by reference to Registrant’s Form 8-K filed with the Commission on November 2, 1999.

(7)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the fiscal year ended January 31, 2000 filed with the Commission on May 17, 2000.

(8)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the fiscal year ended January 31, 2005 filed with the Commission on May 2, 2005

(9)	Incorporated by reference to Registrant’s Form 8-K filed with the Commission on February 2, 2006

(10)	Incorporated by reference to Registrant’s Form 8-K/A filed with Commission on February 27, 2006.

(11)	Incorporated by reference to Registrant’s Registration Statement on Form SB-2 (File No. 333-132218) filed with the Commission on March 6, 2006.

(12)	Incorporated by reference to Registrant’s Amended Registration Statement on Form SB-2 (File No. 333-132218) filed with the Commission on June 12, 2006.

(13)	Incorporated by reference to Registrant’s Form 8-K filed with the Commission on September 28, 2006.

(14)	Incorporated by reference to Registrant’s Form 8-K/A filed with the Commission on November 24, 2006.

(15)	Incorporated by reference to Registrant’s First Amended Registration Statement on Form SB-2 (File No. 333-139052) filed with the Commission on February 8, 2007

(16)	Incorporated by reference to Registrant’s Second Amended Registration Statement on Form SB-2 (File No. 333-139052) filed with the Commission on April 16, 2007

(17)	Incorporated by reference to Registrant’s Form 8-K filed with the Commission on March 22, 2007.

(18)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the fiscal year ended January 31, 2007, filed with the Commission on May 16, 2007.

(19)	Incorporated by reference to Registrant’s Form 8-K filed with the Commission on May 11, 2007.

(20)	Incorporated by reference to Registrant’s Form 8-K filed with the Commission on June 28, 2007.

(21)	Filed as exhibit to Registration Statement on Form SB-2 #333-145016 filed August 1, 2007.

(22)	Filed as exhibit to Amendment No. 1 to Registration Statement on Form SB-2 #333-145016 filed September 27, 2007.

(23)	Filed as exhibit to Amendment No. 2 to Registration Statement on Form SB-2 #333-145016 filed November 7, 2007.

(24)	Incorporated by reference to Registrant’s Form 10-Q filed with the Commission on June 23, 2008.

(25)	Incorporated by reference to Registrant’s Form 8-K filed with the Commission on August 12, 2008.

(26)	Incorporated by reference to Registrant’s Form 10-Q filed with the Commission on September 19, 2008.

(27)	Incorporated by reference to Registrant’s Form 8-K filed with the Commission on April 2, 2009.

(28)	Incorporated by reference to Registrant’s Form 8-K filed with the Commission on July 20, 2009.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15 (d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRSTGOLD CORP.

Date: August 31, 2009	By	/s/ Terrence Lynch
Terrence Lynch
Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen Akerfeldt	Chairman of the Board	August 31, 2009
Stephen Akerfeldt

/s/ Terrence Lynch	Director and	August 31, 2009
Terrence Lynch	Chief Executive Officer

/s/ James W. Kluber	Secretary and
James W. Kluber	Chief Financial Officer	August 31, 2009
(Principal Financial &
Accounting Officer)

/s/ Donald Heimler	Director	August 31, 2009
Donald Heimler