Form 10-Q
period 2009-04-30
FIRSTGOLD CORP.
filed 2009-10-07
CIK 878808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED April 30, 2009

Commission File Number          0-20722

FIRSTGOLD CORP.

(Exact name of small business issuer as specified in its charter)

DELAWARE	16-1400479

(State of other jurisdiction of incorporation or	(I.R.S. Employer Identification Number)
organization)

1055 Cornell Avenue
Lovelock, NV	89419

(Address of Principal Executive Offices)	Zip Code

Issuer’s telephone number:	(775) 273-7800

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

YES ☐               NO ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)

YES ☐                        NO ☒

Common stock, $0.001 par value, of which 143,217,235 were issued and outstanding as of June 15, 2009.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES ☒                NO ☐

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FIRSTGOLD CORP.
INDEX TO UNAUDITED FINANCIAL STATEMENTS

FIRSTGOLD CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET

	April 30, 2009	January 31, 2009

	(unaudited)

ASSETS

Current assets:
Cash	$1,598	$15,666
Receivables	16,810	81,339
Deposits	7,368	7,368
Prepaid expense	227,893	285,180

Total current assets	253,669	389,553

Property, plant and equipment, net of accumulated depreciation of $1,267,467 and $936,744 at April 30, and January 31, 2009, respectively	16,128,734	16,452,452

Other Assets
Restricted cash	2,967,983	2,967,983

Total assets	$19,350,386	$19,809,988

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$3,279,587	$2,543,137
Accrued expenses	3,057,003	1,716,169
Senior secured notes net of deferred financing costs of $5,005,255 and $5,701,291 and original issue discount of $999,023 and $1,275,808 at April 30, and January 31, 2009, respectively	6,002,923	5,022,901
Convertible debentures net of deferred financing costs of of $7,907 and $12,662 at April 30, and January 31, 2009, respectively	642,093	637,338
Notes payable	1,258,520	1,265,675

Total current liabilities	14,240,126	11,185,220

Long-term liabilities
Accrued reclamation costs	2,866,989	2,866,989
Deferred revenue	800,000	800,000

Total long-term liabilities	3,666,989	3,666,989

Total liabilities	17,907,115	14,852,209

FIRSTGOLD CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET

	April 30, 2009	January 31, 2009

	(unaudited)

Commitments and contingencies

Shareholders’ surplus (deficit)
Common stock, $0.001 par value 250,000,000 shares authorized at April 30, and January 31, 2009, respectively
143,217,235 and 136,565,544 shares issued and outstanding at April, and January 31, 2009, respectively	143,217	136,566
Additional paid in capital	51,760,278	50,656,578
Deficit accumulated during the exploration stage	(50,460223)	(45,835,365)

Total shareholders’ surplus (deficit)	1,476,359	4,957,779

Total liabilities and shareholders’ surplus (deficit)	$19,350,386	$19,809,988

FIRSTGOLD CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
For the Three Months Ended April 30, 2009 and 2008
and for the Period from January 1, 1995 to April 30, 2009

	For the Three Months Ended April 30,		For the Period From January 1, 1995 to April 30, 2009

	2009	2008

Services revenue	$88,718	$275,793	$1,486,216

Costs and expenses
Costs of services	(167,029)	(453,522)	(2,541,082)
Exploration and maintenance costs	(1,439,841)	(1,119,403)	(10,145,995)
General and administrative	(1,250,667)	(1,179,528)	(27,386,116)
Depreciation	(330,722)	(105,187)	(1,316,281)

Total costs and expenses	(3,188,259)	(2,857,640)	(41,389,474)

Loss from operations	(3,099,541)	(2,581,847)	(39,903,258)

Other (expense)
Interest income	23,878	21,063	358,844
Dividend income			30,188
Gain on settlement of obligations			6,565
Other income			1,149,375
Adjustments to fair value of derivatives			(1,357,903)
Interest expense	(1,549,195)	(34,606)	(8,324,569)
Loss from joint venture			(859,522)
Loss on sale of marketable securities			(281,063)
Bad debt expense			(40,374)
Loss on disposal of plant, property			0
and equipment			(275,713)
Loss on disposal of bond			(21,000)

Total other income (expense)	(1,525,317)	(13,543)	(9,615,172)

Net loss	$(4,624,858)	$(2,595,390)	$(49,518,430)

Basic and diluted loss per share	($0.03)	($0.02)

Basic and diluted weighted-average shares outstanding	141,078,275	125,370,254

FIRSTGOLD CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
For the Three Months Ended April 30, 2009 and 2008
and for the Period from January 1, 1995 to April 30, 2009

	For the Three Months Ended April 30,		For the Period From January 1, 1995 to April 30, 2009

	2009	2008

Cash flows from operating activities
Net loss	$(4,624,858)	$(2,595,314)	$(49,518,430)
Adjustments to reconcile net loss to net cash used in operating activities
Accretion of warrants issued as a debt discount	449,527	10,553	2,701,807
Accretion of original issue discount	276,785	—	800,977
Accretion of debt discount	251,264	—	358,732
Accretion of beneficial conversion	—	—
Adjustments to fair value of derivatives	—	—	1,357,902
Loss from joint venture	—	—	859,522
Loss on sale of marketable securities	—	—	281,063
Depreciation and amortization	439,066	109,942	2,261,188
Loss on disposal of property, plant and equipment	—	—	334,927
Impairment in value of property, plant and equipment	—	—	807,266
Loss on disposal of bond	—	—	21,000
Impairment in value of Relief Canyon Mine	—	—	3,311,672
Impairment in value of joint investments	—	—	490,000
Bad debt	—	—	40,374
Assigned value of stock and warrants exchanged for services	42,000	—	2,312,632
Assigned value of stock options issue for compensation	—	59,311	321,648
Gain on write off of note payable	—	—	(7,000)
Judgment loss accrued	—	—	250,000
(Increase) decrease in
Restricted cash	—	—	(2,967,983)
Receivables	64,529	138,428	149,264
Deposits	—	196,313	(2,868)
Deferred reclamation costs	—	—	2,401,511
Prepaid expenses	57,287	(39,432)	(230,793)
Inventory	—	(281,641)
Reclamation bonds	—	—	(1,600)
Other assets	—	—	—
Increase (decrease) in
Accounts payable	736,450	(1,931,974)	3,008,271
Accrued expenses	1,410,834	(31,323)	(23,319,627)

Net cash used by operating activities	(897,116)	(4,302,491)	(897,116)

Cash flows from investing activities
Proceeds from sale of marketable securities	—	—	(315,188)
Investment in marketable securities	—	—	7,436
Advances from shareholder	—	—	775,000
Contribution from joint venture partner	—	—	(900,000)
Purchase of joint venture partner interest	—	—	(18,255,330)

Capital expenditures	(7,005)	(2,730,894)	#REF!
Proceeds from disposal of property, plant and equipment	—	—	278,783
Investments in joint ventures			(490,000)
Note receivable	—	—	268,333
Repayment of note receivable	—	—	(268,333)

Net cash used by investing activities	(7,005)	(2,730,894)	(7,005)

Cash flows from financing activities
Proceeds from the issuance of common stock	890,008	7,652,064	(3,146,886)
Proceeds from notes payable	67,200	—	(164,463)
Principal repayments of notes payable	(67,155)	(111,586)	732,795
Repayment of advances to affiliate	—	—	44,770,947
Deferred revenue	—	(137,650)	—

Net cash provided by financing activities	890,053	7,402,828	1,266,589

Net increase (decrease) in cash	(14,068)	785,397	369,155
Cash, beginning of year	15,666	383,223	6,687

Cash, end of year	$1,598	$1,168,620	$369,155

Supplemental cash flow information for the three months ended April 30, 2009 and 2008 and January 1, 1995 through April 30, 2009 as follows:

			For the Period From January 1, 1995 to April 30, 2009

	For the Three Months Ended April 30,
	2009	2008

Cash paid for interest	$—	$—	$161,107
Cash paid for income taxes	$—	$—	$—

Non Cash Investing and Financing Activities:
Conversion of related party note payable to common stock, including interest payable of $446,193	$—	$—	$1,848,935
Conversion of convertible debentures to common stock, including interest of $217,151	$—	$—	$4,359,609
Issuance of warrants as financing costs in connection with convertible debt	$—	$—	$173,114
Issuance of common stock as payment for settlement of liabilities	$42,000	$—	$81,000

FIRSTGOLD CORP. (AN EXPLORATION STAGE COMPANY) NOTES TO FINANCIAL STATEMENTS For the Three Months Ended April 30, 2009

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

NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis. During the years ended January 31, 2009 and 2008 and the period from January 1, 1995 to January 31, 2009, Firstgold incurred net losses of approximately $14,444,225, $7,632,537 and $44,893,572, respectively. In addition, while Firstgold had a total shareholders’ surplus of $4,957,779 it has been in the exploration stage since inception and through April 30, 2009. Information for the three months ended April 30, 2009 include a net loss of $4,624,858, negative cash flows from operations of $897,116 and a deficit accumulated during the exploration stage of $50,427,136. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. Since inception, the Company has satisfied its capital needs by issuing equity and debt securities.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to these rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Firstgold’s Form 10-K, as filed with the SEC for the year ended January 31, 2009.

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

	2009	2008

Warrants	31,722,164	46,655,918

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

NOTE 4 - PROPERTY AND EQUIPMENT

	At April 30,	At January 31

	2009	2009

Land	$266,977	$266,977
Buildings	433,952	433,952
Mining equipment	2,922,637	2,922,637
Crushing system	2,609,183	2,609,183
Process plant	4,263,925	4,263,925
Site costs	1,542,887	1,535,882
Lab & equipment	1,162,934	1,162,934
Other	1,326,717	1,326,717
Asset retirement costs	2,866,989	2,866,989

Total property, plant and equipment	17,397,201	17,389,196
Less accumulated depreciation	(1,267,467)	(936,744)

Total	$16,128,734	$16,452,452

NOTE 5 - NOTES PAYABLE

Notes payable consist of the following at April 30, 2009:

Equipment notes payable The first note does not bear any interest and is due in December 2010. The second note bears interest at 8.6% and is due June 2011. The third note bears interest at 5.7% and is due June 2013. The fourth note bears interest at 9% and is due December 2011. The fifth note bears interest at 7.5% and is due June 2013. The loans are secured by various items of vehicles, machinery and equipment.	$551,727

Mortgage notes payable The first note of $246,748 bears interest at 6.75% with monthly principal and interest payments and is due in September 2013. The second note of $67,500 bears interest at 6.75% and is due June 2009 with accrued interest and principal due at maturity. If Firstgold completes required water line improvements to the property by the due date of the second note then the second note and accrued interest will be forgiven. The loans are secured by a building and five acres of land in Lovelock, NV.	314,248

Short term notes payable In November 2008 Firstgold entered into a note payable with a six month term and bears interest at 50% per annum. In April 2009 Firstgold entered into a note payable with a one year term that bears interest at 8% interest	316,000

Insurance premium notes payable The first note bears interest at 9.6%, is payable monthly and is due November 2009. The second note bears interest at 7% and is due December 2009.	76,545

Total notes payable	$1,258,520

          Firstgold recorded interest expense of $1,549,195 for the three months ended

April 30, 2009 compared to interest expense of $34,605 for the three months April 30, 2008.

NOTE 6 – CONVERTIBLE DEBENTURES AND SENIOR SECURED NOTES

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

In conjunction with the making of the loan, the lenders were issued, on a pro rata basis, Warrants to purchase up to 15,000,000 shares of the Company’s common stock at an exercise price of $.4357 cents per share which may be adjusted downward based on future market conditions. The Warrants have a term of 3 years. The Warrants also provide for a Put Right in which the Warrant holder after August 7, 2009 may require the Company to repurchase the Warrants at a redemption price of $.30 per Warrant. The Put Right is exercisable for a period of one year.

The cost of the loan transaction includes an original issue discount of 15% on each note amount plus a 4% origination fee and 7% broker’s commission.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Except for the advance royalty and rent payments noted below, the Company is not obligated under any capital leases or non-cancelable operating leases with initial or remaining lease terms in excess of one year as of April 30, 2009. However, minimum annual royalty payments are required to retain the lease rights to the Company’s properties.

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

On January 30, 2008, a complaint was served on Firstgold by Park Avenue Consulting Group, Inc. The complaint was filed in the Supreme Court of the State of New York but was subsequently removed to the Federal District Court for the Southern District of New York (Case No. 08CV01850). In the complaint, plaintiff alleges that pursuant to a Retainer Agreement entered into on September 1, 2000, it is entitled to $100,000 in retainer fees, $43,874 in expenses, and 850,000 shares of common stock during the term of the agreement. In late October 2008 the parties reached a settlement agreement with an amendment to the settlement agreement reached in July 2009. As a result of the Settlement, Firstgold is to pay to the Plaintiff $225,000 cash of which $50,000 has been paid and $175,000 remains outstanding as of April 30, 2009; issue 1,900,000 shares of common stock and issue 250,000 warrants to purchase shares of common stock at a price of $0.4357 for a term of 3 years. As of April 30, 2009 a total of $378,000 has been recognized as expense, which consists of the $225,000 cash settlement and $153,000 as the fair value of the stock on the date issued. Additionally $30,188 was accounted for as both a debit and credit to additional paid in capital for the fair value of the warrants issued under the Black-Scholes option pricing model.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate dispositions of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

NOTE 8 - SHAREHOLDERS’ SURPLUS

Common Stock

In February 2009 warrants to purchase 2,080,000 shares of common stock were exercised at an exercise price of $0.15 per share.

In March 2009 warrants to purchase 4,088,933 shares of common stock were exercised at an exercise price of $0.15 per share.

In April 2009 the two senior secured lenders converted $72,414 of accrued interest into 487,758 shares of common stock at a price of $0.145 per share.

Warrants

The following table presents warrant activity from January 31, 2009 through April 30, 2009:

	Number of Shares	Weighted - Average Exercise Price

Outstanding, January 31, 2009	38,421,097	$0.53
Exercised	(6,168,933)	$(0.15)
Expired	(530,000)	$(0.40)
Granted	—	$—

Outstanding, April 30, 2009	31,722,164	$0.61

Exercisable, April 30, 2009	31,722,164	$0.61

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

In conjunction with the adoption of SFAS 123(R), the Company elected to attribute the value of share-based compensation to expense using the straight-line method. Share-based compensation expense related to stock options and restricted stock grants was $0 and $59,311 for the respective three months ended April 30, 2009 and 2008, and was recorded in the financial statements as operating expense.

A summary of the Company’s stock option activity is as follows:

	# of Shares	Weighted Ave. Exercise Price	Aggre- gate Intrinsic Value

Outstanding as of January 31, 2009	5,793,999	$0.61	$0
Granted	0	$0.00
Exercised	0	$0.00
Cancelled	(1,000,000)	$0.75

Outstanding as of April 30, 2009	4,793,999	$0.59	$0

Exercisable as of April 30, 2009	3,635,812	$0.59	$0

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

NOTE 9 – SUBSEQUENT EVENTS

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

In May 2009 a note payable for $256,000 became past due. The lender has not demanded payment and currently Firstgold is negotiating with the lender regarding this matter.

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

In July 2009 Firstgold entered into a Binding Offer Letter and certain implementing agreements, documenting an agreement in principle with a new investor, to acquire the two currently outstanding senior secured promissory notes. Among other things, the investor would assume the security interests and title liens currently held by the existing senior secured lenders thus making the investor Firstgold’s primary secured lender. As part of the transaction, the investor has also agreed to subscribe for common shares of Firstgold representing 51% of the outstanding common shares (after giving effect to the subscription) for US $9,500,000 and has also agreed to provide a US $5,500,000 loan facility to Firstgold to fund working capital. The proposed transaction is subject to a number of conditions, including completion of due diligence by the investor to its satisfaction, negotiation and execution of definitive agreements and documents contemplated by the transaction, and obtaining all required government, regulatory and shareholder approvals. Pre-loan funding representing an initial deposit provided for in the Binding Offer Letter was received on July 16, 2009. Upon closing of the transaction, the current secured lenders have agreed to drop all legal actions against the Company and its officers. On September 23, 2009 the new investor and Firstgold entered into a Letter of Undertakings which, among other things, extends the closing to December 1, 2009.

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

In September 2009 six lenders loaned Firstgold $600,000. The loans bear interest of 12%, with principal and accrued interest due in one year. The loans are convertible into common shares of Firstgold at a conversion price of $0.15 per share. Additionally the lenders received a right to purchase from future gold production of Firstgold gold at $500 per ounce for every $200 advanced by the lenders. Accordingly the lenders can purchase in total up to 3,000 ounces of gold from future production.

In September 2009 a convertible note holder converted outstanding principal and accrued interest and outstanding warrants totaling $503,885 into 13,858,619 shares of common stock at a price of $0.0363 per share.

In September 2009 a promissory note holder converted outstanding principal totaling $70,703 plus options to purchase 1,871 ounces of gold from future production of Firstgold into 16,384,717 shares of common stock at a price of $0.043 per share.

In September 2009 a promissory note holder converted outstanding principal and accrued interest totaling $115,000 plus options to purchase 575 ounces of gold from future production of Firstgold into 6,900,000 shares of common stock at a price of $0.05 per share.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Caution About Forward-Looking Statements

This Form 10-Q includes “forward-looking” statements about future financial results, future business changes and other events that haven’t yet occurred.  For example, statements like Firstgold “expects,” “anticipates” or “believes” are forward-looking statements.  Investors should be aware that actual results may differ materially from Firstgold's expressed expectations because of risks and uncertainties about the future.  Firstgold does not undertake to update the information in this Form 10-Q if any forward-looking statement later turns out to be inaccurate.  Details about risks affecting various aspects of Firstgold’s business are discussed in Firstgold’s Form 10-K as well as throughout this Form 10-Q and should be considered carefully.

Overview

We are an exploration-stage company engaged in the acquisition, exploration and, if warranted, development of various mining properties located in the State of Nevada.  We are currently conducting a comprehensive exploration and development program on various mineral leases associated with our Relief Canyon Mine property located near Lovelock, Nevada. The Relief Canyon Mine Property consists of 166 claims including 120 mill site claims and 46 unpatented mining claims. Since February 1, 2007 we have completed drilling 83 reverse circulation drill holes.  We have also drilled a total of 57 sonic holes in the existing heap leach pads to assess the economic potential of reprocessing the ore and extracting any remaining gold.  These drill results will be added to the historic drill hole database to help develop a new mining plan for Relief Canyon Mine property.

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

The above approvals and permits allow Firstgold to begin construction of a new heap leach pad and to construct and operate an ADR Process Plant and crushing facility at the Relief Canyon Mine site. On December 15, 2008 we completed the new heap leach pad and on December 16, 2008 commenced stacking ore on the pad. We began reprocessing material on existing heaps in November, 2008 and began applying cyanide solution to the material on our heap leach pads in February, 2009. As a result of the application of the cyanide solution, the resulting solution began flowing through the recently completed processing facility and on March 5, 2009 the first carbon filters were extracted and shipped off-site for processing.

In April, 2009 Firstgold’s two primary lenders declared defaults under their respective Senior Secured Promissory Notes. Consequently, until new financing can be obtained we have been forced to suspend any additional processing activity at the plant and will run the Relief Canyon operation on a care and maintenance basis until such time as full operations can be restored.

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

Restructuring Transaction

On July 16, 2009 we entered into a Binding Offer Letter with Northwest Non-Ferrous International Investment Company, Limited (“Northwest”) which has its headquarters in Xi’an Shaanxi Province, China. The Binding Offer Letter was amended on August 7, 2009. Pursuant to the Binding Offer Letter, the parties have agreed to prepare and enter into definitive agreements having an aggregate value of approximately $26,500,000 and to make certain fundamental changes to Firstgold’s Certificate of Incorporation and Bylaws to give effect to the Restructure transaction which collectively are referred to herein as the “Restructuring.” The capital infusion by Northwest will consist of three components. All dollar amounts are stated in US dollars.

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

Working Capital Loan

The next capital investment component of the Restructuring is a $5,500,000 loan to be made by Northwest to Firstgold which will be used to discharge indebtedness to unsecured creditors and for general working capital. The loan will bear interest at a fixed rate of 10% per annum and the principal amount of the loan will be repaid in 24 equal monthly installments commencing on September 1, 2010. $500,000 of the loan proceeds were previously advanced to Firstgold on July 16, 2009 with the balance to be advanced to Firstgold on or before August 31, 2009. See “Extension of Restructuring Transaction” below.

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

Financial Changes Required by Northwest

As a further condition of the Restructuring, Firstgold was required to reduce the amount of debt owed to creditors. Consequently, Firstgold has entered into arm’s length settlement arrangements with certain of its largest unsecured creditors whereby it will issue up to 72,151,842 shares of common stock, together with cash in the amount of approximately $4,838,000 in exchange for the discharge of $8,408,735 of original indebtedness and the cancellation of outstanding warrants exercisable into at least 44,394,000 shares of common stock. In addition, 31,300,000 shares are to be issued to settle compensation and other amounts owed to directors, officers and employees of Firstgold.

Voluntary Changes Deemed Beneficial to Firstgold

In addition to the changes required by Northwest described above, the Company is seeking stockholder approval for several other changes which the Board believes to appropriate at this time including a 1-for-5 consolidation of its outstanding common stock, increasing its authorized shares to 500,000,000 shares, allowing for automatic adjustments to the number of shares issuable pursuant to the Company’s 2006 Stock Option Plan and amending and restating the Company’s Bylaws.

Regulatory Requirements

In light of the fact that the above described transaction with Northwest will result in a change of control in Firstgold, this proxy statement is intended to meet the notice requirements of Regulation 14f-1 of the Proxy Rules promulgated under the Securities Exchange Act of 1934 to disclose the proposed change in control of the Firstgold Board of Directors as described above.

Since the Firstgold common shares are currently listed on the Toronto Stock Exchange (“TSX”), certain TSX rules and regulations require that: (i) the issuance of shares by

Firstgold to Northwest in an amount equal to 51% of the then-outstanding shares resulting in a change of control, (ii) the proposed issuance of shares representing more than 25% of the currently issued and outstanding shares at a discount to the market price in settlement of indebtedness and (iii) the issuance of share compensation to certain officers and directors of the Company, must be approved by Firstgold’s stockholders and are set forth below as Proposal number 2, 3 and 10.

Due to the type of transaction involved and the nature of Northwest is a Chinese entity, Northwest has been advised that an application should be made to the Committee on Foreign Investment in the United States (“CFIUS”). The purpose of such application is to allow CFIUS to evaluate if any issues affecting national security are included in the proposed Restructuring. While neither Northwest nor Firstgold anticipate any objections based on national security concerns, such application process is anticipated to take approximately 45 to 60 days to complete. Northwest has determined to wait for CFIUS clearance before proceeding with the Restructuring Transaction.

Information about Northwest

Northwest Nonferrous International Investment Company Ltd. is 100% owned by the Northwest Mining and Geological Exploration Group Co. for Nonferrous Metals (NWME) and is based in Xi’an city of Shaanxi province, China. Northwest has more than 6,000 employees including 800 geologists, technologists, and engineers.

Northwest is one of the top five exploration and mining Bureaus in China amongst around 100 provincial Bureaus in terms of revenue and technical capacity. Northwest was one of the first Bureaus in China to conduct exploration projects in partnership with overseas companies. In 2007, Northwest incorporated a joint venture with Yukon Nevada Gold Corporation to carry out exploration on new acquisitions. In 2008, Northwest, in partnership with Jinduicheng Molybdenum Group Co., Ltd., acquired Yukon Zinc Corporation.

Extension of Restructuring Transaction

Due to the need to prepare and file the CFIUS application referred to above, the parties have agreed to extend the closing dates for each of the Restructuring components as originally contemplated in the Binding Offer Letter. It is now anticipated that the purchase of the Platinum/Lakewood Notes and the working capital loan will occur in October, 2009 (upon receipt of CFIUS clearance) and the subscription of shares is expected to take place on or before December 1, 2009. In recognition of this extended timetable, Platinum/Lakewood were allowed to draw down the $500,000 deposit posted by Northwest and will be paid 1% of the outstanding Note balances per month until the purchase of the Notes by Northwest occurs. In addition, Northwest will advance or cause to be advanced to Firstgold approximately $500,000 to meet current operating capital requirements until the Restructuring Transaction can be consummated.

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

Operating Results for the Fiscal Quarters Ended April 30, 2009 and 2008

Although we commenced efforts to re-establish our mining business early in fiscal year 2004, no mining operations have commenced and only minimal revenues from mining operations have been recognized subsequent to the quarter ended April 30, 2009 due to the fact that we were forced to suspend mining and processing activities due to the lack of funds at our primary property, the Relief Canyon mine and placed it on a care and maintenance status in April 2009. Revenue of $88,718 was recognized for the quarter ended April 30, 2009 compared to $275,793 of revenue recognized during the same quarter of 2008. During the first quarter of fiscal year 2010 we recognized $38,161 from the leasing of drill rigs and crew to other nearby mining operations; and $50,557 from performing assays for customers at our lab. During the first quarter of fiscal year 2009 we recognized revenue of $275,793 from the leasing of drill rigs and crews to other nearby mining operations. We have granted a 4% net smelting return royalty to a third party related to the Relief Canyon mining property which has been recorded as an $800,000 deferred revenue. Costs of services expended during the quarter ended April 30, 2009 were $167,029 compared to $453,522 costs of services during the same quarter ended 2008.

During the quarter ended April 30, 2009 we spent $1,439,841 for exploration, reclamation and maintenance expenses related to our mining properties. Exploration, reclamation and maintenance expenses expended during the same quarter ended April 30, 2008 were $1,119,403. These expenses relate primarily to exploration activities and installation of processing facilities at the Relief Canyon Mine. The increase in costs was due primarily to the initial operational expenses of operating the crushing and process plant activities which were subsequently shut down at the end of April 2009; at such time the Relief Canyon Mine was placed on a minimal care and maintenance status. During the quarter ended April 30, 2008 we expended approximately $56,250 on preliminary exploration activities at the Horse Creek, Fairview-Hunter and Honorine Gold properties. We incurred general and administrative expenses of $1,250,667 during the quarter ended April 30, 2009. Of this amount, $591,149 reflects salary for administrative staff, payroll taxes and benefits, $247,250 reflects officer and director compensation during the quarter and $72,667 reflect fees for outside professional services. We incurred general and administrative expenses of $1,179,528 during the quarter ended April 30, 2008. Of this amount, $78,299 reflects promotion expense, $228,460 reflects officer and director compensation and related payroll taxes during the quarter and $394,378 reflect fees for outside professional services.

Professional services incurred for the quarter ended April 30, 2009 reflects legal and accounting work pertaining to our annual and quarterly reporting on Form 10-K and Form 10-Q occurring in fiscal year 2009. A large portion of the outside professional services for the quarter ended April 30, 2008 reflected legal costs associated with the litigation involving the Crescent Red Caps LLC. It is anticipated that both mining costs and operating expenses will be significantly curtailed until we are able to secure necessary additional financing to continue our exploration program and implement our mining operations.

We incurred interest expense of $1,549,195 during the quarter ended April 30, 2009 which compares to interest expenses of $34,606 incurred during the same quarter of 2008. The principal balance of loans outstanding at the end of the first quarter of fiscal year 2010 increased by $12,957,723 to $13,908,520 compared to a principal balance of $950,797 outstanding at the end of the first quarter of fiscal year 2009, which was primarily the result of an increase in senior secured promissory notes issued during the third quarter of fiscal year 2009. The increase in accrued interest expense during the quarter ended April 30, 2009 was primarily due to the increase in the principal balance of promissory notes outstanding during the period and the imposition of an 18% default rate of interest as of December 15, 2008.

Our total net loss for the quarter ended April 30, 2009 increased to $4,624,858 compared to a net loss of $2,595,314 incurred for the same quarter ended April 30, 2008. The larger net loss in the first quarter ending April 30, 2009 reflects the increase in the mine site improvement expenses as well as a substantial increase in interest expense. The increase in net loss for the quarter ended April 30, 2009 was partially offset by the net sales revenue recognized during the quarter.

Liquidity and Capital Resources

We have incurred significant operating losses since inception which has resulted in an accumulated deficit of $50,427,136 as of April 30, 2009. At April 30, 2009, we had cash and other current assets of $253,669 compared to $389,553 at January 31, 2009 and a net working capital deficit of $13,953,369. Since the resumption of our business in February 2003, we have been dependent on borrowed or invested funds in order to finance our ongoing operations. As of April 30, 2009, we had outstanding notes payable in the gross principal amount of $13,942,721 (net balance of $7,930,536 after $5,013,162 of deferred financing costs and $999,023 of original issue discount) which reflects an increase of $12,991,924 compared to notes payable in the gross principal amount of $950,797, (net balance of $817,624 after $148,480 of deferred financing costs) as of April 30, 2008.

We have posted with the United States Department of the Interior, Bureau of Land Management two letters of credit which are secured by certificates of deposit in the amount of $2,797,346. This letter of credit covers future reclamation costs as required by the Nevada Division of Environmental Protection relating to the Relief Canyon Mine.

We are currently in default under the Senior Secured Promissory Notes and the principal and interest has been accelerated by the Noteholders and is now due and owing in the amount of $12,976,160. In April we retained the services of Haywood Securities Inc. of Vancouver, British Columbia to assist us in identifying and evaluating various financing, restructuring or strategic alternatives which may be available. On May 22, 2009 our two major lenders commenced foreclosure proceedings under their Deeds of Trust and UCC security interests. If we are unsuccessful in closing the Restructuring transaction with Northwest or in securing alternative financing if the Northwest Transaction is not completed, these lenders could commence seizing and selling virtually all of Firstgold’s assets.

We will require up to $13 million to cure the existing defaults under the Senior Secured Promissory Notes and an additional approximately $5 million to $10 million to resume full production at the Relief Canyon Mine and carry out planned exploration on our other properties. We do not have sufficient working capital to fund our current business plan for Relief Canyon. Consequently, our intention is to pursue several possible funding opportunities including the sale of additional securities, the sale of assets, entering into joint venture arrangements, or incurring additional debt. However, the sale of additional securities or incurring additional debt must now be approved by the holders of our Senior Secured Promissory Notes unless such notes are paid off.

Due to our continuing losses from business operations, the independent auditor’s report dated January 31, 2009, includes a “going concern” explanation relating to the fact that Firstgold’s continuation is dependent upon obtaining additional working capital either through significantly increasing revenues or through outside financing. As of January 31, 2009, Firstgold’s principal commitments included its obligation to pay a minimum of $400,000 per month on the Senior Secured Promissory Notes (which Firstgold is not currently able to pay), ongoing maintenance fees on 166 unpatented mining claims and the annual minimum rent due on the three mineral leases and mortgage payments relating to its offices and laboratory in Lovelock, Nevada.

We will need to raise additional capital to pay down our existing debt and fund the long-term or expanded development, promotion and conduct of our mineral exploration and mining operations. Due to our limited cash flow, operating losses and limited assets, it is unlikely that we could obtain financing through commercial or banking sources. Consequently, any future capital requirements will be dependent on cash infusions from our major stockholders or other outside sources in order to pay our current debts and fund our future operations. If adequate funds are not available in the near future, through public or private financing as well as borrowing from other sources, Firstgold will not be able to pay its debts and its assets could be exposed to forfeiture or bankruptcy.

Recent Financing Transactions

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

Firstgold was not able to commence making the monthly installments in December, 2008 and, as a result, was in default under the Notes and a default interest rate of 18% per annum went into effect. On March 31, 2009, Firstgold entered into a Notice of Default and Forbearance Agreement with the Noteholders. However, on April 22, 2009 the two Noteholders cancelled the Forbearance Agreement and declared another default under the Note citing Firstgold’s failure to pay the April 15, 2009 loan payment. On May 22, 2009, the Noteholders filed a notice of foreclosure seeking to take possession of Firstgold’s assets. This foreclosure action could proceed after a 90-day cure period has elapsed.

In March 2009, Firstgold extended for 12 months an irrevocable Letter of Credit from Umpqua Bank in favor of the U.S. Department of Interior, Bureau of Land Management to an aggregate amount of U.S. $613,500 and represents a portion of the reclamation bond for the Relief Canyon Mine. The letter of credit is secured by a certificate of deposit in the amount of $674,850.

In March 2009 one lender loaned Firstgold $60,000. The loan bears interest of 8%, with principal and accrued interest due in one year. Additionally the lender received a right to purchase from future gold production of Firstgold gold at $500 per ounce for every $200 advanced by the lender.

Off-Balance Sheet Arrangements

During the fiscal quarter ended April 30, 2009, Firstgold did not engage in any off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.

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

Disclosure Controls and Procedures.

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under SEC’s rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow for timely decisions regarding required disclosure.

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

In addition to the risk factors disclosed in the Firstgold Form 10-K for the fiscal year ended January 31, 2009, the following risks have changed or been added to the risk factors previously disclosed in the Firstgold 10-K.

We are an exploration stage company and an investment in, or ownership position in our common stock is inherently risky. Some of the risks set forth in our Form 10-K or in this Form 10-Q (together referred to as the “Firstgold Risk Factors”) pertain to our business in general, and others are risks which would only affect our common stock. The price of our common stock could decline and/or remain adversely affected due to any of the

Firstgold Risk Factors and investors could lose all or part of an investment in our company as a result of any of the Firstgold Risk Factors coming to pass. Readers of this Report should, in addition to considering these risks carefully, refer to the other information contained in this Report, including disclosures in our financial statements and all related notes. If any of the events described below were to occur, our business, prospects, financial condition, or results of operations or cash flow could be materially adversely affected. When we say that something could or will have a material adverse effect on Firstgold, we mean that it could or will have one or more of these effects. We also refer readers to the information in this Report, discussing the impact of Forward-Looking Statements on the descriptions contained in this Report and included in the Factors discussed below.

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

We do not have sufficient funds to finance our near-term mining activities at the Relief Canyon Mine or pursue preliminary exploration activities at our other properties. We had cash reserves of $1,598 and a working capital deficit of $13,953,369 as of April 30, 2009. As a result, we have been forced to suspend operations at the Relief Canyon Mine and put the mine site in a care and maintenance status and cease all exploration activities. Our ability to resume operations at the Relief Canyon Mine, implement our business plan and meet our long-term obligations in the ordinary course of business is dependent upon closing the Restructuring transaction with Northwest or raising additional capital through public or private equity financings, establishing cash flows from operations, entering into joint ventures or other arrangements with capital sources, or securing other sources of financing to fund operations. Our continuing reliance on outside capital is a consequence of our negative cash flows from operations.

On August 7, 2008 Firstgold entered into a Note and Warrant Purchase Agreement (the “Agreement”) which created a long-term debt obligation in the aggregate amount of $12,000,000. Pursuant to the Agreement commencing on December 15, 2008 and continuing in each month thereafter, Firstgold is required to make monthly principal reduction payments equal to the greater of: i) 40% of Firstgold’s free cash flow (as defined in the Agreement) in the preceding calendar month, and ii) $400,000. Firstgold has not paid any of the principal reduction payments. Therefore, as of December 16, 2008, Firstgold was in default for non-payment of the required principal payment of $400,000 on the Senior Secured Promissory Notes. As a result of the default, the $12 million principal balance could be called immediately due and payable by the Lenders and the Lenders began charging a default interest rate of 18% per annum. Additionally, the loans are secured by a first priority interest in all of Firstgold’s assets including its equipment, its mining rights existing at its Relief Canyon mine as well as any future mining rights Firstgold may develop in certain other properties. On June 17, 2009 these lenders filed an application to have a receiver appointed to oversee Firstgold’s operations and assets. Due to the current negotiations with Northwest which, among other things, would assume the lenders’ Senior Secured Promissory Notes for payment of $11,500,000, the lenders have agreed to refrain from any further action until the Northwest transaction is consummated or terminated.

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

As of April 30, 2009, Firstgold had approximately 143,217,235 shares of Common Stock outstanding and options and warrants to purchase a total of 35,759,228 shares of our Common Stock were outstanding as of April 30, 2009. The possibility that substantial amounts of our outstanding Common Stock may be sold by investors or the perception that such sales could occur, often called “equity overhang,” could adversely affect the market price of our Common Stock and could impair our ability to raise additional capital through the sale of equity securities in the future.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES

In March 2009 one lender loaned Firstgold $60,000. The loan bears interest of 8%, with principal and accrued interest due in one year. Additionally the lender received a right to purchase from future gold production of Firstgold gold at $500 per ounce for every $200 advanced by the lender.

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

The issuance of the above-referenced debt instrument and exercise of warrants and conversion of accrued interest were made without any public solicitation and to a limited number of investors or related individuals or entities. Each investor represented to us that the securities were being acquired for investment purposes only and not with an intention to resell or distribute such securities. Each of the individuals or entities had access to information about our business and financial condition and was deemed capable of protecting their own interests. The debt instrument and the shares issued in exercise of warrants and conversion of interest were issued pursuant to the private placement exemption provided by Section 4(2) and/or Section 4(6) of the Securities Act of 1933 (the “Securities Act”). The note and shares issued are deemed to be “restricted securities” as defined in Rule 144 under the Securities Act and stock certificates issued upon exercise of the warrants and conversion of interest bear a legend limiting the resale thereof.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

On August 7, 2008 Firstgold entered into a Note and Warrant Purchase Agreement (the “Agreement”) which created a long-term debt obligation in the aggregate amount of $12,000,000. Pursuant to the Agreement commencing on December 15, 2008 and continuing in each month thereafter, Firstgold is required to make monthly principal reduction payments equal to the greater of: i) 40% of Firstgold’s free cash flow (as defined in the Agreement) in the preceding calendar month, and ii) $400,000. Firstgold has not paid any of the principal reduction payments. Therefore, as of December 16, 2008, Firstgold was in default for non-payment of the required principal payment of $400,000 on the Senior Secured Promissory Notes. As a result of the default, the $12 million principal balance could be called immediately due and payable by the Lenders and the Lenders began charging a default interest rate of 18% per annum. Additionally, the loans are secured by a first priority interest in all of Firstgold’s assets including its equipment, its mining rights existing at its Relief Canyon mine as well as any future mining rights Firstgold may develop in certain other properties. On March 31, 2009 the Company entered into a Notice of Default and Forbearance Agreement with the two

Senior Secured Lenders pursuant to which the Company agreed to allow up to $4,000,000 of principal and accrued interest to be convertible into shares of the Company’s common stock at a conversion rate of $0.145/share. The two Lenders received Amended and Restated Senior Secured Promissory Notes reflecting this new convertible provision. The conversion option will be available during any periods when the Company is not current in its loan payments under the Notes. Pursuant to the Notice of Default and Forbearance Agreement the Senior Secured Lenders agreed to forbear from further default proceedings until April 30, 2009. On April 22, 2009 the two Lenders, citing the Company’s failure to pay the April 15, 2009 loan payment as a subsequent default event, delivered a Notice of Default and demanded the entire principal and interest be paid by April 27, 2009. On June 17, 2009 one of Firstgold Corp’s two primary lenders filed a Complaint and Applications in the Second Judicial District Court in the County of Washoe, Nevada seeking, among other things, to have a receiver appointed to oversee the Company’s operations and assets. On June 17, 2009 these lenders filed an application to have a receiver appointed to oversee Firstgold’s operations and assets. Due to the current negotiations with Northwest which, among other things, would assume the lenders’ Senior Secured Promissory Notes for payment of $11,500,000, the lenders have agreed to refrain from any further action until the Northwest transaction is consummated or terminated.

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

FIRSTGOLD CORP.

Dated: October 6, 2009	By:	/s/ Terrence Lynch

Terrence Lynch, Chief Executive Officer

/s/ James Kluber

James Kluber, Principal Accounting Officer and Chief Financial Officer