Form 10-Q
period 2009-07-31
FIRSTGOLD CORP.
filed 2009-10-07
CIK 878808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED July 31, 2009

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

YES ☒           NO ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)

YES ☐                NO ☒

Common stock, $0.001 par value, of which 182,447,224 were issued and outstanding as of September 30, 2009.

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

FIRSTGOLD CORP.
INDEX TO UNAUDITED FINANCIAL STATEMENTS

FIRSTGOLD CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET

	July 31, 2009	January 31, 2009

	(unaudited)

ASSETS

Current assets:
Cash	$81,918	$15,666
Receivables	4,365	81,339
Deposits	7,368	7,368
Prepaid expense	77,683	285,180

Total current assets	171,334	389,553

Property, plant and equipment, net of accumulated depreciation of $1,531,333 and $936,744 at July 31, and January 31, 2009, respectively	15,386,738	16,452,452

Other Assets
Restricted cash	2,858,704	2,967,983

Total assets	$18,416,776	$19,809,988

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$3,421,710	$2,543,137
Accrued expenses	4,373,820	1,716,169
Senior secured notes net of deferred financing costs of $4,290,118 and $5,701,291 and original issue discount of $711,959 and $1,275,808at July 31, and January 31, 2009, respectively	7,005,123	5,022,901
Convertible debentures net of deferred financing costs of $2,992 and $32,132 at July 31, and January 31, 2009, respectively	447,008	637,338
Notes payable	1,780,832	1,265,675

Total current liabilities	17,028,493	11,185,220

Long-term liabilities
Accrued reclamation costs	2,866,989	2,866,989
Deferred revenue	800,000	800,000

Total long-term liabilities	3,666,989	3,666,989

Total liabilities	20,695,482	14,852,209

FIRSTGOLD CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET

	July 31,	January 31,
	2009	2009

	(unaudited)

Commitments and contingencies

Shareholders’ surplus (deficit)
Common stock, $0.001 par value
250,000,000 shares authorized at July 31, and January 31, 2009, respectively 145,303,888 and 136,565,544 shares issued and outstanding at July 31, and January 31, 2009, respectively	145,303	136,566
Additional paid in capital	52,257,189	50,656,578
Deficit accumulated during the exploration stage	(54,648,110)	(45,835,365)

Total shareholders’ surplus (deficit)	(2,245,618)	4,957,779

Total liabilities and shareholders’ surplus (deficit)	$18,416,776	$19,809,988

FIRSTGOLD CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
For the Six and Three Months Ended July 31, 2009 and 2008
and for the Period from January 1, 1995 to July 31, 2009

	For the Six Months Ended July 31,		For the Three Months Ended July 31,		For the Period From January 1, 1995 to July 31, 2009

	2009	2008	2009	2008

Services revenue	$171,538	$645,360	$82,819	$369,567	$1,569,036

Costs and expenses
Costs of services	(273,336)	(1,221,718)	(14,269)	(761,891)	(2,647,389)
Exploration and maintenance costs	(1,673,131)	(2,189,006)	(265,359)	(1,239,859)	(10,379,285)
General and administrative	(3,135,307)	(2,331,128)	(1,884,446)	(984,472)	(29,270,756)
Depreciation	(631,146)	(238,586)	(300,424)	(133,399)	(1,616,705)

Total costs and expenses	(5,712,920)	(5,980,438)	(2,464,498)	(3,119,621)	(43,914,135)

Loss from operations	(5,541,382)	(5,335,078)	(2,381,679)	(2,750,054)	(42,345,099)

Other (expense)
Interest income	45,344	22,532	21,466	1,469	380,310
Dividend income					30,188

Gain on settlement of obligations	(87,786)	22,851	—	22,851	(81,221)
Other income					1,149,375
Adjustments to fair value of derivatives					(1,357,903)
Interest expense	(3,253,899)	(155,911)	(1,764,866)	(121,305)	(10,029,273)
Loss from joint venture					(859,522)

Loss on sale of marketable securities					(281,063)
Bad debt expense					(40,374)

Loss on disposal of plant, property and equipment			(87,786)		(275,713)
Loss on disposal of bond					(21,000)

Total other income (expense)	(3,296,341)	(110,528)	(1,831,186)	(96,985)	(11,386,196)

Net loss	$(8,837,723)	$(5,445,606)	$(4,212,865)	$(2,847,039)	$(53,731,295)

Basic and diluted loss per share	($0.06)	($0.06)	($0.03)	($0.03)

Basic and diluted weighted-average shares outstanding	142,764,961	94,725,487	144,396,648	109,455,871

FIRSTGOLD CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
For the Six Months Ended July 31, 2009 and 2008
and for the Period from January 1, 1995 to July 31, 2009

			For the Period From January 1, 1995 to July 31, 2009
	For the Six Months Ended July 31,

	2009	2008

Cash flows from operating activities
Net loss	$(8,837,723)	$(7,632,537)	$(53,731,295)
Adjustments to reconcile net loss to net cash used in operating activities
Accretion of warrants issued as a debt discount	914,207	43,278	3,166,487
Accretion of original issue discount	563,849	—	1,088,041
Accretion of debt discount	506,636	279,438	614,104
Accretion of beneficial conversion	—	—	1,173,330
Adjustments to fair value of derivatives	—	703,992	1,357,902
Loss from joint venture	—	—	859,522
Loss on sale of marketable securities	—	—	281,063
Depreciation and amortization	935,923	210,572	2,758,045
Loss on disposal of property, plant and equipment	—	—	334,927
Impairment in value of property, plant and equipment	—	—	807,266
Loss on disposal of bond	—	—	21,000
Impairment in value of Relief Canyon Mine	—	—	3,311,672
Impairment in value of joint investments	—	—	490,000
Bad debt	—	—	40,374
Assigned value of stock and warrants exchanged for services	42,000	168,431	2,312,632
Assigned value of stock options issue for compensation	—	786,842	321,648
Gain on write off of note payable	—	—	(7,000)
Judgment loss accrued	—	—	250,000
(Increase) decrease in
Restricted cash	109,279	(423,869)	(2,858,704)
Receivables	76,974	(82,074)	161,709
Deposits	—	(287,913)	(2,868)
Deferred reclamation costs	—	39,300	2,401,511
Prepaid expenses	207,497	(110,298)	(80,583)
Reclamation bonds	—	—	185,000
Other assets	—	—	(1,600)
Increase (decrease) in
Accounts payable	878,573	2,131,808	3,140,750
Accrued expenses	3,248,271	(659,187)	5,520,092

Net cash used by operating activities	(1,354,514)	(4,832,217)	(26,084,975)

Cash flows from investing activities
Proceeds from sale of marketable securities	—	—	34,124
Investment in marketable securities	—	—	(315,188)
Advances from shareholder	—	—	7,436
Contribution from joint venture partner	—	—	775,000
Purchase of joint venture partner interest	—	—	(900,000)
Capital expenditures	(9,925)	(7,695,202)	(18,265,255)
Proceeds from disposal of property, plant and equipment	—	—	278,783
Investments in joint ventures	—	—	(490,000)
Note receivable	—	—	268,333
Repayment of note receivable	—	—	(268,333)

Net cash used by investing activities	(9,925)	(7,695,202)	(18,875,100)

Cash flows from financing activities
Proceeds from the issuance of common stock	890,008	12,396,177	29,936,048
Proceeds from notes payable	620,474	250,685	19,813,988
Principal repayments of notes payable	(79,791)	(24,517)	(4,116,685)
Repayment of advances to affiliate	—	—	(231,663)
Deferred revenue	—	137,650	799,950

Net cash provided by financing activities	1,430,691	12,759,995	46,201,638

Net increase (decrease) in cash	$66,252	232,576	88,605
Cash, beginning of year	15,666	150,647	6,687

Cash, end of year	$81,918	$383,223	$81,918

Supplemental cash flow information for the six months ended July 31, 2009 and 2008 and January 1, 1995 through July 31, 2009 as follows:

		For the Six Months Ended July 31,	For the Period From January 1, 1995 to July 31, 2009

	2009	2008

Cash paid for interest	$—	$—	$161,107
Cash paid for income taxes	$—	$—	$—

Non Cash Investing and Financing Activities:
Conversion of related party note payable to common stock, including interest payable of $446,193	$—	$—	$1,848,935
Conversion of convertible debentures to common stock, including interest of $217,151	$—	$—	$4,359,609
Issuance of warrants as financing costs in connection with convertible debt	$—	$—	$173,114
Issuance of common stock as payment for settlement of liabilities	$42,000	$—	$81,000

FIRSTGOLD CORP. (AN EXPLORATION STAGE COMPANY) NOTES TO FINANCIAL STATEMENTS For the Six Months Ended July 31, 2009

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

NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis. During the years ended January 31, 2009 and 2008 and the period from January 1, 1995 to January 31, 2009, Firstgold incurred net losses of approximately $14,444,225, $7,632,537, and $44,893,572, respectively. In addition, Firstgold has been in the exploration stage since inception and through July 31, 2009. Information for the six months ended July 31, 2009 include a net loss of $8,837,723, negative cash flows from operations of $1,354,514 and a deficit accumulated during the exploration stage of $54,648,110. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. Since inception, the Company has satisfied its capital needs by issuing equity and debt securities.

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

	2009	2008

Warrants	31,672,164	64,582,841

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

NOTE 4 - PROPERTY AND EQUIPMENT

	At July 31,	At January 31

	2009	2009

Land	$266,977	$266,977
Buildings	433,952	433,952
Mining equipment	2,499,287	2,922,637
Crushing system	2,609,183	2,609,183
Process plant	4,263,925	4,263,925
Site costs	1,542,885	1,535,882
Lab & equipment	1,165,855	1,162,934
Other	1,269,018	1,326,717
Asset retirement costs	2,866,989	2,866,989

Total property, plant and equipment	16,918,071	17,389,196
Less accumulated depreciation	(1,531,333)	(936,744)

Total	$15,386,738	$16,452,452

NOTE 5 - NOTES PAYABLE

Notes payable consist of the following at July 31, 2009:

Equipment notes payable	$138,674
The fourth bears interest at 9% and is due December 2011. The fifth note bears interest at 7.5% and is due June 2013. The loan is secured by various items of machinery and equipment.

Mortgage notes payable	313,153

The first note of $245,653 bears interest at 6.75% with monthly principal and interest payments and is due in September 2013. The second note of $67,500 bears interest at 6.75% and is due December 31, 2010 with accrued interest and principal due at maturity. If Firstgold completes required water line improvements to the property by the due date of the second note then the second note will be forgiven. The loans are secured by a building and five acres of land in Lovelock, NV.

Short term notes payable	809,274

In November 2008 Firstgold entered into a note payable with a six month term and bears interest at 50% per annum. In May 2009 Firstgold entered into promissory notes due in one year that bear interest at 18%.

Promissory note due March 2010 with interest at 8%	500,000

Insurance premium notes payable	24,731

The note bears interest at 9.6%, is payable monthly and is due November 2009.

Total notes payable	$1,780,732

Firstgold recorded interest expense of $1,764,866 and $3,253,899 for the three months and six months ended July 31, 2009 compared to interest expense of $121,305 and $155,911 for the three months and six months ended July 31, 2008.

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Except for the advance royalty and rent payments noted below, the Company is not obligated under any capital leases or non-cancelable operating leases with initial or remaining lease terms in excess of one year as of July 31, 2009. However, minimum annual royalty payments are required to retain the lease rights to the Company’s properties.

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

On January 30, 2008, a complaint was served on Firstgold by Park Avenue Consulting Group, Inc. The complaint was filed in the Supreme Court of the State of New York but was subsequently removed to the Federal District Court for the Southern District of New York (Case No. 08CV01850). In the complaint, plaintiff alleges that pursuant to a Retainer Agreement entered into on September 1, 2000, it is entitled to $100,000 in retainer fees, $43,874 in expenses, and 850,000 shares of common stock during the term of the agreement. In late October 2008 the parties reached a settlement agreement with an amendment to the settlement agreement reached in July 2009. As a result of the Settlement, Firstgold is to pay to the Plaintiff $225,000 cash of which $50,000 has been paid and $175,000 remains outstanding as of January 31, 2009; issue 1,900,000 shares of common stock and issue 250,000 warrants to purchase shares of common stock at a price of $0.4357 for a term of 3 years. As of July 31, 2009 a total of $378,000 has been recognized as expense, which consists of the $225,000 cash settlement and $153,000 as the fair value of the stock on the date issued. Additionally $30,188 was accounted for as both a debit and credit to additional paid in capital for the fair value of the warrants issued under the Black-Scholes option pricing model.

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

In June 2009 a convertible note holder converted outstanding principal and accrued interest plus another short term note payable totaling $302,564 into 2,086,653 shares of common stock at a price of $0.145 per share.

Warrants

The following table presents warrant activity from January 31, 2009 through July 31, 2009:

	Number of Shares	Weighted- Average Exercise Price

Outstanding, January31, 2009	38,421,097	$0.53
Exercised	(6,168,933)	$(0.15)
Expired	(580,000)	$(0.39)
Granted	—	$—

Outstanding, July 31, 2009	31,672,164	$0.61

Exercisable, July 31, 2009	31,672,164	$0.61

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

A summary of the Company’s stock option activity is as follows:

	# of Shares	Weighted Ave. Exercise Price	Aggre- gate Intrinsic Value

Outstanding as of January 31, 2009	5,793,999	$0.61	$0
Granted	0	$0.00
Exercised	0	$0.00
Cancelled	(1,756,935)	$0.00

Outstanding as of July 31, 2009	4,037,064	$0.58	$0

Exercisable as of July 31, 2009	3,643,532	$0.58	$0

NOTE 9 – SUBSEQUENT EVENTS

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

Caution About Forward-Looking Statements

This Form 10-Q includes “forward-looking” statements about future financial results, future business changes and other events that haven’t yet occurred. For example, statements like Firstgold “expects,” “anticipates” or “believes” are forward-looking statements. Investors should be aware that actual results may differ materially from Firstgold’s expressed expectations because of risks and uncertainties about the future. Firstgold does not undertake to update the information in this Form 10-Q if any forward-looking statement later turns out to be inaccurate. Details about risks affecting various aspects of Firstgold’s business are discussed in Firstgold’s Form 10-K as well as throughout this Form 10-Q and should be considered carefully.

Overview of Operations

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

Operating Results for the Fiscal Quarters Ended July 31, 2009 and 2008

Although we commenced efforts to re-establish our mining business early in fiscal year 2004, only minor mining operations were commenced earlier in the year and only minimal revenues from mining operations have been recognized during the quarter ended July 31, 2009 due to the fact that we were forced to suspend mining and process activities due to the lack of funds at our primary property, the Relief Canyon mine, and placed it on a care and maintenance status as of April 2009. Revenue of $82,819 was recognized for the quarter ended July 31, 2009 compared to $369,567 of revenue recognized during the same quarter of 2008. During the second quarter of fiscal year 2010 we recognized revenue from the refining of gold and performing assays for customers at our lab. During the second quarter of fiscal year 2009 we recognized revenue from the leasing of drill rigs and crews to other nearby mining operations. Costs of services expended during the quarter ended July 31, 2009 were $14,269 compared to $761,891 costs of services during the same quarter ended 2008. We have granted a 4% net smelting return royalty to a third party related to the Relief Canyon mining property which has been recorded as an $800,000 deferred option income.

During the quarter ended July 31, 2009 we spent $265,359 for exploration, reclamation and maintenance expenses related to our mining properties. Reclamation and maintenance expenses expended during the same quarter ended July 31, 2008 were $1,239,859. These expenses relate primarily to exploration activities and installation of processing facilities at the Relief Canyon Mine. During the quarter ended July 31, 2008 we expended approximately $78,099 on preliminary exploration activities at the Horse Creek, Fairview-Hunter and Honorine Gold properties. The decrease in costs was due primarily to the lack of capital during the quarter to fully fund necessary operational expenses and reducing the mine operations to a minimal care and maintenance status. We incurred general and administrative expenses of $1,884,446 during the quarter ended July 31, 2009. Of this amount, $219,497 reflects salary for administrative staff, payroll taxes and benefits, $1,375,852 reflects officer and director compensation during the quarter and $150,378 reflect fees for outside professional services. A large portion of the increase in officer and director compensation reflects severance arrangements negotiated with the former Chief Executive Officer and Chief Operating Officer of Firstgold and the increase in board of Director meetings due to the proposed restructuring transactions referred to above. We incurred general and administrative expenses of $984,472 during the quarter ended July 31, 2008. Of this amount, $35,206 reflects promotion expense; $135,433 reflects officer and director compensation and related payroll taxes during the quarter and $286,085reflect fees for outside professional services.

Professional services incurred for the quarter ended July 31, 2009 reflects legal and accounting work pertaining to our annual and quarterly reporting on Form 10-K and Form 10-Q occurring in fiscal year 2010 and work relating to the Restructuring transaction. It is anticipated that both mining costs and operating expenses will be significantly curtailed until we are able to secure necessary additional financing to continue our exploration program and implement our mining operations.

We incurred interest expense of $1,764,866 during the quarter ended July 31, 2009 which compares to interest expenses of $121,305 incurred during the same quarter of 2008. The principal balance of loans outstanding at the end of the second quarter of fiscal year 2010 increased by $12,167,087 to $14,238,032 compared to a principal balance of $2,070,945 outstanding at the end of the second quarter of fiscal year 2009, which was primarily the result of an increase in senior secured promissory notes issued during the third quarter of fiscal 2009. The increase in accrued interest expense during the quarter ended July 31, 2009 was primarily due to the increase in the principal balance of promissory notes outstanding during the period and the imposition of an 18% default rate of interest as of December 15, 2008.

Our total net loss for the quarter ended July 31, 2009 increased to $4,212,865 compared to a net loss of $2,847,039 incurred for the same quarter ended July 31, 2008. The larger net loss in the quarter ending July 31, 2009 reflects the increase in the general and administrative expense as well as a substantial increase in interest expense. The increase in net loss for the quarter ended July 31, 2009 was partially offset by the lower costs of services and exploration and maintenance costs during the quarter and a small amount of revenue.

Operating results for the Six Months Ended July 31, 2009 and 2008

During the six months ended July 31, 2009 we recognized revenue of $171,538 from the initial mineral recovery of gold and silver and from performing assays for customers at our lab. During the six months ended July 31, 2008 we recognized revenue of $645,360 from the leasing of drill rigs and crew to other nearby mining operations. Costs of services expended during the six months ended July 31, 2009 were $273,336 compared to $1,221,718 costs of services during the same six month period ended 2008. We have granted a 4% net smelting return royalty to a third party related to the Relief Canyon mining property which has been recorded as an $800,000 deferred option income.

During the six months ended July 31, 2009, we spent $1,673,131 on exploration, reclamation and maintenance expenses related to our mining properties. Exploration, reclamation and maintenance expenses expended during the six months ended July 31, 2008, were $2,189,006. The decrease in costs was due primarily to the lack of capital during the quarter to fully fund necessary operational expenses and reducing the mine operations to a minimal care and maintenance status. We incurred general and administrative expenses of $3,135,307 during the six months ended July 31, 2009. Of this amount, $569,409 reflects salary for administrative staff, payroll taxes and benefits, $1,623,102 reflects officer and director compensation during the quarter and $223,045 reflect fees for outside professional services. A large portion of the increase in officer and director compensation reflects severance arrangements negotiated with the former Chief Executive Officer and Chief Operating Officer of Firstgold and the increase in board of Director meetings due to the proposed restructuring transactions referred to above. A large portion of the outside professional services reflects legal and accounting work pertaining to our annual and quarterly reporting on Form 10-K and Form 10-Q, legal costs associated with the litigation involving the Crescent Red Caps LLC and the Restructuring transaction. During the six months ended July 31, 2008, we incurred general and administrative expenses of $2,331,128, of which $113,505 reflects promotional expenses; $363,893 represented officer and director compensation, and $1,253,900 reflected fees for outside professional services. It is anticipated that both mining costs and operation costs will be significantly lower as we continue to operate on a significantly reduced basis pending the consummation of the Restructuring transaction.

We incurred interest expense of $3,253,899 during the six months ended July 31, 2009, which compares to interest expenses of $155,911 incurred during the same six months of 2008. The principal balance of loans outstanding at the end of the second quarter of fiscal year 2010 increased by $12,167,087 to $14,238,032 compared to a principal balance of $2,070,945 outstanding at the end of the second quarter of fiscal year 2009, which was primarily the result of an increase in senior secured promissory notes issued during the third quarter of fiscal 2009 and other short term bridge notes. The increase in additional interest expense during the six months ended July 31, 2009, was primarily due to the increase in outstanding debt and the imposition of an 18% default rate on our senior promissory notes.

Our total net loss of the six months ended July 31, 2009, increased to $8,837,723 compared to a net loss of $5,445,606 incurred for the same six months ended July 31, 2008. The increased net loss was due primarily to a reduction in service revenue and a sharp increase in interest expenses during the first six months of fiscal 2010.

Liquidity and Capital Resources

We have incurred significant operating losses since inception which has resulted in an accumulated deficit of $54,648,110 as of July 31, 2009. At July 31, 2009, we had cash and other current assets of $171,334 compared to $389,553 at January 31, 2009 and a net working capital deficit of $16,824,071. Since the resumption of our business in February 2003, we have been dependent on borrowed or invested funds in order to finance our ongoing operations. As of July 31, 2009, we had outstanding notes payable in the gross principal amount of $13,788,032 (net balance of $8,782,963 after $4,293,110 of deferred financing costs and $711,959 of original issue discount) which reflects an increase of $11,638,124 compared to notes payable in the gross principal amount of $2,149,908, (net balance of $1,984,341 after $165,567 of deferred financing costs) as of July 31, 2008.

We have posted with the United States Department of the Interior, Bureau of Land Management a letter of credit which is secured by a certificate of deposit in the amount of $613,500. Additionally, we have posted with the United States Department of the Interior, Bureau of Land Management a cash bond deposit in the amount of $2,183,846. The letter of credit and the cash bond deposit cover future reclamation costs as required by the Nevada Division of Environmental Protection relating to the Relief Canyon Mine.

In April, 2009 Firstgold’s two primary lenders declared defaults under their respective Senior Secured Promissory Notes aggregating $13,528,160 of principal and interest as of July 31, 2009. On May 22, 2009 the lenders commenced foreclosure proceedings under their Deeds of Trust and UCC Security interests. If we are unsuccessful in closing the Restructuring transaction with Northwest or in securing alternative financing if the Northwest Transaction is not completed, these lenders could commence seizing and selling virtually all of Firstgold’s assets. In light of the pending Restructuring transaction, as of September 15, 2009 the lenders had agreed to refrain from taking further action against Firstgold on a month-to-month basis for the payment of $110,000 per month in order to allow Firstgold to complete its Restructuring transaction. In the interim, until new financing can be secured we have been forced to suspend any additional processing activity at the plant and will maintain the Relief Canyon Mine property on a care and maintenance basis until such time as full operations can be restored.

We will require up to $13 million to cure the existing defaults under the Senior Secured Promissory Notes and an additional approximately $5 million to $10 million to bring the Relief Canyon Mine into full production and carry out planned exploration on our other properties. We do not have sufficient working capital to fund our current business plan for Relief Canyon. We are currently pursuing the Restructuring transaction with Northwest which, if completed, would provide for the purchase of the Senior Secured Promissory Notes and provide us with critical working capital to resume operations at the Relief Canyon mine. However, the sale of additional securities or incurring additional debt must now be approved by the holders of our Senior Secured Promissory Notes until such notes are paid off.

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

Recent Financing Transactions

In May 2009 three lenders loaned Firstgold $300,703 represented by convertible loans. The loans bear interest of 18%, with principal and accrued interest due in one year. The loans are convertible into common shares of Firstgold at a conversion price of $0.15 per share. Additionally the lenders received a right to purchase from future gold production of Firstgold gold at $500 per ounce for every $200 advanced by the lenders. Accordingly the lenders can purchase in total up to 1,503 ounces of gold from future production.

In May 2009 four directors and officers plus three employees converted $252,571 owed to them for various fees and salary into convertible loans. The loans bear interest of 18%, with principal and accrued interest due in one year. The loans are convertible into common shares of Firstgold at a conversion price of $0.15 per share. Additionally the lenders received a right to purchase from future gold production of Firstgold gold at $500 per ounce for every $200 advanced by the lenders. Accordingly the lenders can purchase in total up to 1,246 ounces of gold from future production.

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

Off-Balance Sheet Arrangements

During the fiscal quarter ended July 31, 2009, Firstgold did not engage in any off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.

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

We do not have sufficient funds to finance our near-term mining activities at the Relief Canyon Mine or pursue preliminary exploration activities at our other properties. We had cash reserves of $81,918 and a working capital deficit of $16,824,071 as of July 31, 2009. As a result, we have been forced to suspend operations at the Relief Canyon Mine and put the mine site in a care and maintenance status and cease all exploration activities. Our ability to resume operations at the Relief Canyon Mine, implement our business plan and meet our long-term obligations in the ordinary course of business is dependent upon closing the Restructuring transaction with Northwest or raising additional capital through public or private equity financings, establishing cash flows from operations, entering into joint ventures or other arrangements with capital sources, or securing other sources of financing to fund operations. Our continuing reliance on outside capital is a consequence of our negative cash flows from operations.

On August 7, 2008 Firstgold entered into a Note and Warrant Purchase Agreement (the “Agreement”) which created a long-term debt obligation in the aggregate amount of $12,000,000. Pursuant to the Agreement commencing on December 15, 2008 and continuing in each month thereafter, Firstgold is required to make monthly principal reduction payments equal to the greater of: i) 40% of Firstgold’s free cash flow (as defined in the Agreement) in the preceding calendar month, and ii) $400,000. Firstgold has not paid any of the principal reduction payments. Therefore, as of December 16, 2008, Firstgold was in default for non-payment of the required principal payment of $400,000 on the Senior Secured Promissory Notes. As a result of the default, the $12 million principal balance could be called immediately due and payable by the Lenders and the Lenders began charging a default interest rate of 18% per annum. Additionally, the loans are secured by a first priority interest in all of Firstgold’s assets including its equipment, its mining rights existing at its Relief Canyon mine as well as any future mining rights Firstgold may develop in certain other properties. On June 17, 2009 these lenders filed an application to have a receiver appointed to oversee Firstgold’s operations and assets. Due to the current negotiations with Northwest which, among other things, would assume the lenders’ Senior Secured Promissory Notes for payment of $11,500,000, the lenders have agreed to refrain from any further action until the Northwest transaction is consummated or terminated. Commencing September 1, 2009, Firstgold is required to pay a monthly extension fee of $110,000. The September extension fee was paid on September 15, 2009.

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

As of July 31, 2009, Firstgold had approximately 145,303,888 shares of Common Stock outstanding and options and warrants to purchase a total of 35,709,228 shares of our Common Stock were outstanding as of July 31, 2009. In addition, 103,451,842 shares are planned to be issued in exchange for cancellation of debt and outstanding warrants. The possibility that substantial amounts of our outstanding Common Stock may be sold by investors or the perception that such sales could occur, often called “equity overhang,” could adversely affect the market price of our Common Stock and could impair our ability to raise additional capital through the sale of equity securities in the future.

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

The issuance of the above-referenced debt instruments and conversion of debt for equity were made without any public solicitation and to a limited number of investors, including officers and directors or related individuals or entities. Each investor represented to us that the securities were being acquired for investment purposes only and not with an intention to resell or distribute such securities. Each of the individuals or entities had access to information about our business and financial condition and was deemed capable of protecting their own interests. The debt instruments and the shares issued in conversion of debt were issued pursuant to the private placement exemption provided by Section 4(2) and/or Section 4(6) of the Securities Act of 1933 (the “Securities Act”). The notes and shares issued are deemed to be “restricted securities” as defined in Rule 144 under the Securities Act and stock certificates issued upon conversion of debt bear a legend limiting the resale thereof.

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

In June, 2009, Firstgold vacated its offices in Cameron Park, California. The Amended Office Building Lease requires a monthly rent of $9,526 and expires on January 31, 2011. As of July 31, 2009 Firstgold owed back rent, late fees and interest aggregating $51,072. Firstgold is currently negotiating a settlement of this lease obligation and the landlord is attempting to re-lease the premises.

ITEM 5.	OTHER INFORMATION

On June 17, 2009 the common shares of Firstgold ceased to be listed on the OTC Bulletin Board system but continue to be quoted and traded in the over-the-counter market in the US.

Subsequent to the end of the quarter, the Investment Industry Regulatory Organization of Canada (“IIROC”) issued a trading halt for the common stock of Firstgold listed on the Toronto Stock Exchange (“TSX”). It is anticipated that upon the filing of the Firstgold Form 10-Q’s for the 1st and 2nd fiscal quarters which will bring Firstgold current in its filing requirements under the 1934 Act, the IIROC will allow Firstgold common shares to resume trading on the TSX.

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