Form 10-Q
period 2009-10-31
FIRSTGOLD CORP.
filed 2009-12-22
CIK 878808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED October 31, 2009

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

YES ☐          NO ☒

Common stock, $0.001 par value, of which 184,179,551 were issued and outstanding as of November 30, 2009.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES ☒          NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FIRSTGOLD CORP.
INDEX TO UNAUDITED FINANCIAL STATEMENTS

FIRSTGOLD CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET

	October 31, 2009	January 31, 2009

	(unaudited)

ASSETS
Current assets:
Cash	$18,313	$15,666
Receivables	4,365	81,339
Deposits	0	7,368
Prepaid expense	19,697	285,180

Total current assets	42,375	389,553

Property, plant and equipment, net of accumulated depreciation of $1,861,345 and $936,744 at October 31, and January 31, 2009, respectively	15,056,726	16,452,452

Other Assets
Restricted cash	2,858,704	2,967,983

Total assets	$17,957,805	$19,809,988

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$3,932,077	$2,543,137
Accrued expenses	4,337,435	1,716,169
Senior secured notes net of deferred financing costs of $3,491,033 and $5,701,291 and original issue discount of $414,235 and $1,275,808 at October 31, and January 31, 2009, respectively	8,101,932	5,022,901
Convertible debentures net of deferred financing costs of of $0 and $32,132 at October 31, and January 31, 2009, respectively	—	637,338
Notes payable	2,566,251	1,265,675

Total current liabilities	18,937,695	11,185,220

Long-term liabilities
Accrued reclamation costs	2,866,989	2,866,989
Deferred revenue	800,000	800,000

Total long-term liabilities	3,666,989	3,666,989

Total liabilities	22,604,684	14,852,209

FIRSTGOLD CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET

	October 31, 2009	January 31, 2009

	(unaudited)

Commitments and contingencies

Shareholders’ surplus (deficit)
Common stock, $0.001 par value 250,000,000 shares authorized at October 31, and January 31, 2009, 184,179,551 and 117,432,317 shares issued and outstanding at October 31, and January 31, 2009, respectively	184,179	136,566
Additional paid in capital	52,985,083	50,656,578
Deficit accumulated during the exploration stage	(57,816,141)	(45,835,365)

Total shareholders’ surplus (deficit)	(4,646,879)	4,957,779

Total liabilities and shareholders’ surplus (deficit)	$17,957,805	$19,809,988

FIRSTGOLD CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
For the Nine and Three Months Ended October 31, 2009 and 2008
and for the Period from January 1, 1995 to October 31, 2009

	For the Nine Months Ended October 31,		For the Three Months Ended October 31,		For the Period From January 1, 1995 to October 31, 2009

	2009	2008	2009	2008

Services revenue	$171,538	$722,466	$—	$77,106	$1,569,036

Costs and expenses
Costs of services	(308,465)	(795,961)	(54,458)	(271,962)	(2,682,518)
Exploration and maintenance costs	(1,814,337)	(3,586,542)	(226,641)	(1,097,028)	(10,520,491)
General and administrative	(4,296,085)	(4,259,879)	(1,102,037)	(1,529,539)	(30,431,534)
Depreciation	(961,158)	(378,830)	(330,012)	(140,244)	(1,946,717)

Total costs and expenses	(7,380,045)	(9,021,212)	(1,713,148)	(3,038,773)	(45,581,260)

Loss from operations	(7,208,507)	(8,298,746)	(1,713,148)	(2,961,667)	(44,012,224)

Other (expense)
Interest income	62,704	23,876	17,360	1,344	397,670
Dividend income					30,188
Gain on settlement of obligations	(87,786)	22,851	—	—	(81,221)
Other income					1,149,375
Adjustments to fair value of derivatives					(1,357,903)
Interest expense	(4,747,188)	(1,430,271)	(1,425,018)	(1,275,991)	(11,522,562)
Loss from joint venture					(859,522)
Loss on sale of marketable securities					(281,063)
Bad debt expense					(40,374)
Loss on disposal of plant, property and equipment					(275,713)
Loss on disposal of bond					(21,000)

Total other income (expense)	(4,772,270)	(1,383,544)	(1,407,658)	(1,274,647)	(12,862,125)

Net loss	$(11,980,777)	$(9,682,290)	$(3,120,806)	$(4,236,314)	$(56,874,349)

Basic and diluted loss per share	($0.08)	($0.08)	($0.02)	($0.03)

Basic and diluted weighted-average shares outstanding	150,335,543	129,011,548	165,229,838	130,855,326

FIRSTGOLD CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
For the Nine Months Ended October 31, 2009 and 2008
and for the Period from January 1, 1995 to October 31, 2009

			For the Period From January 1, 1995 to October 31, 2009
	For the Nine Months Ended October 31,

	2009	2008

Cash flows from operating activities
Net loss	$(11,980,777)	$(9,682,290)	$(56,874,349)
Adjustments to reconcile net loss to net cash used in operating activities
Accretion of warrants issued as a debt discount	921,227	43,278	2,252,280
Accretion of original issue discount	861,573	—	1,385,765
Accretion of beneficial conversion	—	—	107,468
Accretion of debt discount	760,085	—	1,933,415
Adjustments to fair value of derivatives	—	703,992	1,357,902
Loss from joint venture	—	—	859,522
Loss on sale of marketable securities	—	—	281,063
Depreciation and amortization	1,284,795	742,191	3,106,917
Loss on disposal of property, plant and equipment	—	—	334,927
Impairment in value of property, plant and equipment	—	—	807,266
Loss on disposal of bond	—	—	21,000
Impairment in value of Relief Canyon Mine	—	—	3,311,672
Impairment in value of joint investments	—	—	490,000
Bad debt	—	—	40,374
Assigned value of stock and warrants exchanged for services	42,000	179,518	2,312,632
Assigned value of stock options issue for compensation	—	—	321,648
Gain on write off of note payable	—	—	(7,000)
Judgment loss accrued	—	—	250,000
(Increase) decrease in
Restricted cash	109,279	(2,305,252)	(2,858,704)
Receivables	76,974	144,035	161,709
Deposits	7,368	223,613	4,500
Deferred reclamation costs	—	—	2,401,511
Prepaid expenses	265,483	7,063	(22,597)
Reclamation bonds	—	—	185,000
Inventory	—	(200,305)	(289,362)
Other assets	—	—	(1,600)
Increase (decrease) in
Accounts payable	1,388,940	(1,501,757)	3,651,117
Accrued expenses	2,621,266	(546,363)	4,893,087

Net cash used by operating activities	(3,100,179)	(12,483,000)	(28,120,002)

Cash flows from investing activities
Proceeds from sale of marketable securities	—	—	34,124
Investment in marketable securities	—	—	(315,188)
Advances from shareholder	—	—	7,436
Contribution from joint venture partner	—	—	775,000
Purchase of joint venture partner interest	—	—	(900,000)
Capital expenditures	(9,925)	(5,485,563)	(18,265,255)
Proceeds from disposal of property, plant and equipment			278,783
Investments in joint ventures	—	—	(490,000)
Note receivable	—	—	(268,333)
Repayment of note receivable	—	—	268,333

Net cash used by investing activities	(9,925)	(5,485,563)	(18,865,100)

Cash flows from financing activities
Proceeds from the issuance of common stock	890,008	7,621,515	29,936,048
Proceeds from notes payable	2,413,832	12,149,707	21,607,346
Principal repayments of notes payable	(191,089)	(1,580,630)	(4,227,983)
Repayment of advances to affiliate	—	—	(231,663)
Deferred revenue	(137,650)	137,650	799,950

Net cash provided by financing activities	3,112,751	18,052,942	47,883,698

Net increase (decrease) in cash	$2,647	84,379	2,647
Cash, beginning of year	15,666	383,223	15,666

Cash, end of year	$18,313	$467,602	$18,313

Supplemental cash flow information for the six months ended October 31, 2009 and 2008 and January 1, 1995 through October 31, 2009 as follows:

			For the Period From January 1, 1995 to October 31, 2009
	For the Nine Months Ended October 31,
	2009	2008

Cash paid for interest	$—	$—	$161,107
Cash paid for income taxes	$—	$—	$—

Non Cash Investing and Financing Activities:
Conversion of related party note payable to common stock, including interest payable of $446,193	$—	$—	$1,848,935
Conversion of convertible debentures to common stock, including interest of $217,151	$765,000	$—	$5,124,609
Issuance of warrants as financing costs in connection with convertible debt	$—	$—	$173,114
Issuance of common stock as payment for settlement of liabilities	$42,000	$—	$81,000

FIRSTGOLD CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
For the Nine Months Ended October 31, 2009

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

NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis. During the years ended January 31, 2009 and 2008 and the period from January 1, 1995 to January 31, 2009, Firstgold incurred net losses of approximately $14,444,225, $7,632,537, and $44,893,572, respectively. In addition, Firstgold has been in the exploration stage since inception and through October 31, 2009. Information for the nine months ended October 31, 2009 include a net loss of $11,980,777, negative cash flows from operations of $3,100,179 and a deficit accumulated during the exploration stage of $57,816,141. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. Since inception, the Company has satisfied its capital needs by issuing equity and debt securities.

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

The following common stock equivalents were excluded from the calculation of diluted loss per share since their effect would have been anti-dilutive:

	2009	2008

Warrants	30,229,803	65,125,530

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

NOTE 4 - PROPERTY AND EQUIPMENT

	At October 31,	At January 31

	2009	2009

Land	$266,977	$266,977
Buildings	433,952	433,952
Mining equipment	2,499,287	2,922,637
Crushing system	2,609,183	2,609,183
Process plant	4,263,925	4,263,925
Site costs	1,542,885	1,535,882
Lab & equipment	1,165,855	1,162,934
Other	1,269,018	1,326,717
Asset retirement costs	2,866,989	2,866,989

Total property, plant and equipment	16,918,071	17,389,196
Less accumulated depreciation	(1,861,345)	(936,744)

Total	$15,056,726	$16,452,452

NOTE 5 - NOTES PAYABLE

Notes payable consist of the following at October 31, 2009:

Equipment notes payable	$127,134
The fourth bears interest at 9% and is due December 2011. The fifth note bears interest at 7.5% and is due June 2013. The loan is secured by various items of machinery and equipment.

Mortgage notes payable	311,324

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

Short term notes payable	1,623,571

In November 2008 Firstgold entered into a note payable with a six month term and bears interest at 50% per annum. In May 2009Firstgold entered into promissory notes due in one year that bear interest at 18%. In September 2009 Firstgold entered into promissory notes due in one year that bear interest at 12%.

Promissory note due March 2010 with interest at 8%	500,000

Insurance premium notes payable	4,222

The note bears interest at 9.6%, is payable monthly and is due November 2009.

Total notes payable	$2,566,251

Firstgold recorded interest expense of $1,425,018 and $4,747,188 for the three months and nine months ended October 31, 2009 compared to interest expense of $1,275,991 and $1,430,271 for the three months and nine months ended October 31, 2008.

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

In July 2009 Firstgold entered into a Binding Offer Letter and certain implementing agreements, documenting an agreement in principle with a new investor, to acquire the two currently outstanding senior secured promissory notes. Among other things, the investor would assume the security interests and title liens currently held by the existing senior secured lenders thus making the investor Firstgold’s primary secured lender. As part of the transaction, the investor has also agreed to subscribe for common shares of Firstgold representing 51% of the outstanding common shares (after giving effect to the subscription) for US $9,500,000 and has also agreed to provide a US $5,500,000 loan facility to Firstgold to fund working capital. The proposed transaction is subject to a number of conditions, including completion of due diligence by the investor to its satisfaction, negotiation and execution of definitive agreements and documents contemplated by the transaction, and obtaining all required government, regulatory and shareholder approvals. Pre-loan funding representing an initial deposit provided for in the Binding Offer Letter was received on July 16, 2009. Upon closing of the transaction, the current secured lenders have agreed to drop all legal actions against the Company and its officers. On September 23, 2009 the new investor and Firstgold entered into a Letter of Undertakings which, among other things, extends the closing to December 1, 2009. On November 23, 2009 the new investor and Firstgold entered into a Letter of Undertakings which, among other things, extends the closing to December 30, 2009.

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

On January 30, 2008, a complaint was served on Firstgold by Park Avenue Consulting Group, Inc. The complaint was filed in the Supreme Court of the

State of New York but was subsequently removed to the Federal District Court for the Southern District of New York (Case No. 08CV01850). In the complaint, plaintiff alleges that pursuant to a Retainer Agreement entered into on September 1, 2000, it is entitled to $100,000 in retainer fees, $43,874 in expenses, and 850,000 shares of common stock during the term of the agreement. In late October 2008 the parties reached a settlement agreement with an amendment to the settlement agreement reached in July 2009. As a result of the Settlement, Firstgold is to pay to the Plaintiff $225,000 cash of which $50,000 has been paid and $175,000 remains outstanding as of January 31, 2009; issue 1,900,000 shares of common stock and issue 250,000 warrants to purchase shares of common stock at a price of $0.4357 for a term of 3 years. As of October 31, 2009 a total of $378,000 has been recognized as expense, which consists of the $225,000 cash settlement and $153,000 as the fair value of the stock on the date issued. Additionally $30,188 was accounted for as both a debit and credit to additional paid in capital for the fair value of the warrants issued under the Black-Scholes option pricing model.

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

In September 2009 two convertible note holders converted outstanding principal and accrued interest plus warrants to purchase common stock totaling $562,207 into 15,590,946 shares of common stock at a price of $0.036 per share.

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

Warrants

The following table presents warrant activity from January 31, 2009 through October 31, 2009:

	Number of Shares	Weighted- Average Exercise Price

Outstanding, January 31, 2009	38,421,097	$0.53
Exercised	(6,168,933)	$(0.15)
Expired	(2,022,361)	$(0.68)
Granted	—	$—

Outstanding, October 31, 2009	30,229,803	$0.60

Exercisable, October 31, 2009	30,229,803	$0.60

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

A summary of the Company’s stock option activity is as follows:

	# of Shares	Weighted Ave. Exercise Price	Aggregate Intrinsic Value

Outstanding as of January 31, 2009	5,793,999	$0.61	$0
Granted	0	$0.00
Exercised	0	$0.00
Cancelled	(1,756,935)	$0.00

Outstanding as of October 31, 2009	4,037,064	$0.58	$0

Exercisable as of October 31, 2009	3,643,532	$0.58	$0

NOTE 9 – SUBSEQUENT EVENT

In November 2009 six lenders loaned Firstgold $500,000. The loans bear interest of 12% with principal and accrued interest due in one year. The loans are convertible into common shares of Firstgold at a conversion price of $0.15 per share. Additionally the lenders received a right to purchase from future gold production of Firstgold at $500 per ounce for every $200 advanced by the lenders. Accordingly the lenders can purchase in total up to 2,500 ounces of gold from future production.

On December 21, 2009 the new investor referred to in Note 6 above notified Firstgold that they will withdraw their application to the Committee of Foreign Investment in the United States (CFIUS) and will not proceed with their equity investment in Firstgold. In addition to their proposed equity investment in Firstgold they have a separate agreement to purchase the senior secured debt from the senior secured lenders referred to in Note 6. The Company is not sure how their CFIUS withdrawal will affect that agreement. In light of these developments Firstgold has had preliminary talks with other interested parties looking at investing in Firstgold, acquiring the Company outright and or merging and will now focus its attention on those opportunities.

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

On August 16, 2008 an “Amended Reclamation Permit No. 264” issued by the Nevada Division of Environmental Protection (“NDEP”) became final. In addition, Firstgold has received its Water Pollution Control Permit and Air quality Permit from the NDEP.

The above approvals and permits allowed Firstgold to construct a new heap leach pad and to construct and operate an ADR Process Plant and crushing facility at the Relief Canyon Mine site. On December 15, 2008 we completed the new heap leach pad and on December 16, 2008 commenced stacking ore on the pad. We began reprocessing material on existing heaps in November, 2008 and began applying cyanide solution to the material on our heap leach pads in February, 2009. As a result of the application of the cyanide solution, the resulting solution began flowing through the recently completed processing facility and on March 5, 2009 the first carbon filters were extracted and shipped off-site for processing. However, due to a lack of funds, in April 2009 we suspended all exploration and leaching activity and placed the Relief Canyon Mine property on a care and maintenance status.

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

In June 2009 Firstgold closed its Cameron Park, CA offices.

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

Purchase of Notes

The first capital investment component of the Restructuring provides for Northwest to acquire the currently outstanding Senior Secured Promissory Notes (the “PL Notes”) held by Firstgold’s primary creditors, Platinum Long Term Growth, LLC (“Platinum”) and Lakewood Group LLC (“Lakewood”) for a one-time payment of $11,500,000. The Binding Offer Letter provides for Northwest to make an initial pre-loan payment of $1,000,000 of which $500,000 was allocated to Platinum and Lakewood as a nonrefundable deposit and $500,000 was transferred to Firstgold to be used for working capital purposes. These funds were received by Firstgold’s Canadian counsel on July 16, 2009. The balance of $11,000,000 will be paid by Northwest to Platinum/Lakewood and Northwest will assume the existing secured promissory notes currently held by Platinum and Lakewood. Among other things, Northwest would assume all the security interests and title liens currently held by Platinum and Lakewood thus making Northwest our primary secured lender.

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

Voluntary Changes Deemed Beneficial to Firstgold

In addition to the changes required by Northwest described above, the Company is seeking stockholder approval for several other changes which the Board believes to appropriate at this time including increasing its authorized shares to 900,000,000 shares, increasing the number of shares issuable pursuant to the Company’s 2006 Stock Option Plan and amending and restating the Company’s Bylaws.

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

Since the Firstgold common shares are currently listed on the Toronto Stock Exchange (“TSX”), certain TSX rules and regulations require that: (i) the issuance of shares by Firstgold to Northwest in an amount equal to 51% of the then-outstanding shares resulting in a change of control, (ii) the proposed issuance of shares representing more than 25% of the currently issued and outstanding shares at a discount to the market price in settlement of indebtedness and (iii) the issuance of share compensation to certain officers and directors of the Company, must be approved by Firstgold’s stockholders.

Due to the type of transaction involved and the nature of Northwest as a Chinese entity, Northwest and Firstgold filed an application with the Committee on Foreign Investment in the United States (“CFIUS”) on October 6, 2009. The purpose of such application is to allow CFIUS to evaluate if any issues affecting national security are included in the proposed Restructuring. While neither Northwest or Firstgold anticipated any objections based on national security concerns, such application process is anticipated to take approximately 45 to 60 days to complete. Northwest has determined to wait for CFIUS clearance before proceeding with the Restructuring Transaction. By letter dated November 6, 2009, CFIUS informed Firstgold and Northwest that additional time to evaluate the application was needed and implemented an additional 45 days to complete their review and recommendations. In early December Northwest and Firstgold representatives had several discussions with the CFIUS staff during which the CFIUS staff indicated they would disapprove the Restructuring Transaction. CFIUS noted the proximity of the Firstgold properties to the Fallon Naval Air Station. Despite further discussions to address the CFIUS concerns, CFIUS ultimately concluded by mid December that no mitigation plan could resolve the national security concerns raised in their investigation. On December 21, 2009 Northwest formally withdrew the Application and indicated it would not proceed with the Restructuring Transaction. In light of these developments Firstgold has had preliminary talks with other interested parties looking at investing in or acquiring Firstgold.

Extension of Restructuring Transaction

The purchase of the PL Notes was expected to occur on or before August 31, 2009 however this date was extended to October 31, 2009 and then to November 17, 2009. However, additional time was required to obtain necessary regulatory approvals including the filing of a joint application by Northwest and Firstgold with the Committee on Foreign Investment in the United States (“CFIUS”) on October 6, 2009 relating to the proposed acquisition of Firstgold shares by Northwest and the acquisition of the PL Notes. Due to the ongoing CFIUS review, the Lenders entered into Extension Agreements effective as of September 15, 2009 to extend the Closing Date to October 31, 2009 and effective as of October 31, 2009 to extend the Closing Date to November 17, 2009. $220,000 was paid to the Lenders as payment for the extension through the end of October. Pursuant to the October 31, 2009 extension, Firstgold is required to pay an additional $220,000 at closing to the Lenders for agreeing to extend the Closing Date.

On November 6, 2009 the Registrant was informed by CFIUS that additional time was required to complete their review of the Application pursuant to applicable authority. Until CFIUS approval is obtained, Northwest is unable to fund the transactions under the Binding Offer Letter. Consequently, the parties entered into another Extension Agreement dated November 20, 2009 (the “November Extension”). Pursuant to the November Extension Platinum/Lakewood agreed to extend the time in which Northwest had to acquire the PL Notes to December 30, 2009. In return Firstgold agreed to reduce the exercise price of Warrants held by the Lenders to acquire 15,000,000 shares of Firstgold common stock from $0.145/share to $0.075/share and extend the term from August 7, 2011 to August 7, 2012. The Lenders are also permitted, at their option, to exchange the Warrant for convertible promissory notes with an aggregate principal amount of $3,000,000 due on December 1, 2010 and convertible into Firstgold shares equal to 9.9% of Firstgold’s then outstanding common stock. The November Extension also required Firstgold to secure a minimum of $300,000 of working capital to fund Firstgold’s operations until December 30, 2009. As of November 27, 2009 Firstgold had raised an additional $350,000 of working capital.

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

Operating Results for the Fiscal Quarters Ended October 31, 2009 and 2008

Although we commenced efforts to re-establish our mining business early in fiscal year 2004, only minor mining operations were commenced in earlier this year and only minimal revenues from mining operations have been recognized during the nine months ended October 31, 2009 due to the fact that we were forced to suspend mining and process activities due to the lack of funds at our primary property, the Relief Canyon mine, and placed it on a care and maintenance status as of April 2009. We had no revenue recognized during the quarter ended October 31, 2009. We had revenue of $77,106 from performing assays for customers at our lab during the same quarter of 2008. Costs of services expended during the quarter ended October 31, 2009 were

$54,458 compared to $271,962 costs of services during the same quarter ended 2008. We have granted a 4% net smelting return royalty to a third party related to the Relief Canyon mining property which has been recorded as an $800,000 deferred option income.

During the quarter ended October 31, 2009 we spent $226,641 primarily for care and maintenance expenses related to our mining properties. Reclamation and maintenance expenses expended during the same quarter ended October 31, 2008 were $1,097,028. Last year’s expenses relate primarily to exploration activities and installation of processing facilities at the Relief Canyon Mine. During the quarter ended October 31, 2008 we expended approximately $97,429 on preliminary exploration activities at the Horse Creek, Fairview-Hunter and Honorine Gold properties. The decrease in costs was due primarily to the lack of capital during the third quarter of fiscal year 2010 to fully fund necessary operational expenses and reducing the mine operations to a minimal care and maintenance status. We incurred general and administrative expenses of $1,102,037 during the quarter ended October 31, 2009. Of this amount, $61,875 reflects salary for administrative staff, payroll taxes and benefits, $128,384 reflects officer and director compensation during the quarter and $766,480 reflect fees for outside fees and professional services. A large portion of the increase in fees for outside services represents a termination fee for our prior office space in Cameron Park, CA. We incurred general and administrative expenses of $1,529,539 during the quarter ended October 31, 2008. Of this amount, $170,523 reflects promotion expense; $256,750 reflects officer and director compensation and related payroll taxes during the quarter and $432,058 reflect fees for outside professional services.

Professional services incurred for the quarter ended October 31, 2009 reflects legal and accounting work pertaining to our annual and quarterly reporting on Form 10-K and Form 10-Q occurring during the quarter and work relating to the Restructuring transaction. It is anticipated that both mining costs and operating expenses will be significantly curtailed until we are able to secure necessary additional financing to continue our exploration program and implement our mining operations.

We incurred interest expense of $1,425,018 during the quarter ended October 31, 2009 which compares to interest expenses of $1,275,991 incurred during the same quarter of 2008. The principal balance of loans outstanding at the end of the third quarter of fiscal year 2010 increased by $1,045,648 to $14,573,451 compared to a principal balance of $13,527,803 outstanding at the end of the third quarter of fiscal year 2009, which was primarily the result of an increase in the issuance of short term debt during the second and third quarters of fiscal 2010. The accrued interest expense during the quarter ended October 31, 2008 was primarily due to the increase in the principal balance of promissory notes outstanding during the period as well as the default interest rate of 18% on the outstanding senior secured notes payable.

Our total net loss for the quarter ended October 31, 2009 decreased to $3,120,806 compared to a net loss of $4,236,314 incurred for the same quarter ended October 31, 2008. The smaller net loss in the quarter ending October 31, 2009 reflects the lower amounts expended for services and exploration and maintenance costs and the decrease in the general and administrative expense during the quarter which was partially offset by a substantial increase in interest expense.

Operation results for the Nine Months Ended October 31, 2009 and 2008

During the nine months ended October 31, 2009 we recognized revenue of $171,538 from the initial mineral recovery of gold and silver and from performing assays for customers at our lab. During the nine months ended October 31, 2008 we recognized revenue of $722,466 from the leasing of drill rigs and crew to other nearby mining operations and from performing assays for customers at our lab. Costs of services expended during the nine months ended October 31, 2009 were $308,465 compared to $795,961 costs of services during the same nine month period ended in 2008. We have granted a 4% net smelting return royalty to a third party related to the Relief Canyon mining property which has been recorded as an $800,000 deferred option income.

During the nine months ended October 31, 2009, we spent $1,814,337 on exploration, reclamation and maintenance expenses related to our mining properties. Exploration, reclamation and building and facilities expansion expenses expended during the nine months ended October 31, 2008, were $3,586,542. The decrease in costs was due primarily to the lack of capital during the nine month period to fully fund necessary operational expenses and reducing the mine operations to a minimal care and maintenance status during the last 6 months. We incurred general and administrative expenses of $4,296,085 during the nine months ended October 31, 2009. Of this amount, $382,881 reflects salary for administrative staff, payroll taxes and benefits, $1,738,813 reflects officer and director compensation during the nine months and $1,204,132 reflect fees for outside fees and professional services. A large portion of the increase in officer and director compensation reflects severance arrangements negotiated with the former Chief Executive Officer and Chief Operating Officer of Firstgold and the increase in Board of Director meetings due to the proposed Restructuring transactions referred to above. A large portion of the outside professional services reflects legal and accounting work pertaining to our annual and quarterly reporting on Form 10-K and Form 10-Q, legal costs associated with the Restructuring Transaction. During the nine months ended October 31, 2008, we incurred general and administrative expenses of $3,586,542, of which $284,028 reflected promotional expenses; $653,226 represented officer and director compensation, and $1,165,876 reflected fees for outside professional services. A large portion of the outside professional services spent last year reflects legal and accounting work pertaining to our annual and quarterly reporting on Form 10-K and Form 10-Q and financing activities and legal costs associated with the litigation involving the Crescent Red Caps LLC. It is anticipated that both mining costs and operation costs will be significantly lower as we continue to operate on a significantly reduced basis pending the consummation of the Restructuring transaction.

We incurred interest expense of $4,747,188 during the nine months ended October 31, 2009, which compares to interest expenses of $1,430,271 incurred during the same nine months of 2008. The principal balance of loans outstanding at the end of the third quarter of fiscal year 2010 increased by $1,045,648 during the nine months ended October 31, 2009 compared to a principal balance of $14,573,451 outstanding at the end of the third quarter of fiscal year 2009, which was primarily the result of an increase in the interest rate on the senior secured promissory notes issued during the third quarter of fiscal 2009 and other short term bridge notes. The increase in additional interest expense during the nine months ended October 31, 2008, was primarily due to the increase in outstanding debt.

Our total net loss of the nine months ended October 31, 2009, increased to $11,980,777 compared to a net loss of $9,682,290 incurred for the same nine months ended October 31, 2008. The increased net loss was due primarily to a reduction in service revenue and a sharp increase in interest expenses during the first nine months of fiscal 2010.

Liquidity and Capital Resources

We have incurred significant operating losses since inception which has resulted in an accumulated deficit of $57,816,141 as of October 31, 2009. At October 31, 2009, we had cash and other current assets of $42,375 compared to $389,553 at January 31, 2009 and a net working capital deficit of $18,895,320. Since the resumption of our business in February 2003, we have been dependent on borrowed or invested funds in order to finance our ongoing operations. As of October 31, 2009, we had outstanding notes payable in the gross principal amount of $14,573,451 (net balance of $10,668,183 after $3,491,033 of deferred financing costs and $414,235 of original issue discount) which reflects an increase of $1,045,648 compared to debentures and notes payable in the gross principal amount of $13,527,803, (net balance of $4,710,433 after $(7,951,686) of deferred financing costs) as of October 31, 2008.

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

In April, 2009 Firstgold’s two primary lenders declared defaults under their respective Senior Secured Promissory Notes aggregating $13,528,160 of principal and interest as of July 31, 2009. On May 22, 2009 the secured lenders commenced foreclosure proceedings under their Deeds of Trust and UCC Security interests. The secured lenders have agreed to refrain from further actions against Firstgold pending the consummation of the Northwest transaction. If we are unsuccessful in closing the Restructuring transaction with Northwest or in securing alternative financing if the Northwest Transaction is not completed, these secured lenders could commence seizing and selling virtually all of Firstgold’s assets. In light of the pending Restructuring transaction, as of November 30, 2009 the secured lenders had agreed to refrain from taking further action against Firstgold until December 30, 2009 to allow Firstgold to complete its Restructuring transaction with Northwest. In the interim, until new financing can be secured we have been forced to suspend any additional processing activity at the plant and will maintain the Relief Canyon Mine property on a care and maintenance basis until such time as full operations can be restored.

We will require up to $13 million to cure the existing defaults under the Senior Secured Promissory Notes and an additional approximately $5 million to $10 million to bring the Relief Canyon Mine into full production and carry out planned exploration on our other properties. We do not have sufficient working capital to fund our current business plan for Relief Canyon. As of the end of the quarter, we were pursuing the Restructuring transaction with Northwest which, if completed, would provide for the purchase of the Senior Secured Promissory Notes and provide us with critical working capital to resume operations at the Relief Canyon mine. However, the sale of additional securities or incurring additional debt must now be approved by the holders of our Senior Secured Promissory Notes until such notes are paid off.

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

Off-Balance Sheet Arrangements

During the fiscal quarter ended October 31, 2009, Firstgold did not engage in any off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.

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

We will need additional funds to finance our mining and exploration activities as well as fund our current operations. Due to our lack of funds, we had to suspend operations at the Relief Canyon mine site and lay-off most of our employees. Our ability to meet our long-term obligations in the ordinary course of business is dependent upon our ability to raise additional capital through public or private equity financings, establish increasing cash flow from operations, entering into joint ventures or other arrangements with capital sources, or secure other sources of financing to fund operations. As of the end of the fiscal quarter we were in negotiations with Northwest to provide $5,500,000 of loans and $9,500,000 of invested capital to pay for existing debt and provide operating capital to Firstgold. However, this transaction is subject to approval by the Committee on Foreign Investment in the United States (“CFIUS”) which had yet to render a decision which has required several extensions of the Northwest transaction closing and may not close at all if various conditions to closing, including CFIUS approval, completion of due diligence and stockholder approvals, are not achieved in a timely manner. As indicated above, subsequent to the end of the quarter CFIUS disapproved the Restructuring transaction causing Northwest to withdraw the Application and determine not to proceed with the Restructuring transaction.

We do not have sufficient funds to finance our near-term mining activities at the Relief Canyon Mine or pursue preliminary exploration activities at our other properties. We had cash reserves of $18,313 and a working capital deficit of $18,895,320 as of October 31, 2009. As a result, we have been forced to suspend operations at the Relief Canyon Mine and put the mine site in a care and maintenance status and cease all exploration activities. Our ability to resume operations at the Relief Canyon Mine, implement our business plan and meet our long-term obligations in the ordinary course of business is dependent upon closing the Restructuring transaction with Northwest or raising additional capital through alternative public or private equity financings, establishing cash flows from operations, entering into joint ventures or other arrangements with capital sources, or securing other sources of financing to fund operations. Our continuing reliance on outside capital is a consequence of our negative cash flows from operations.

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

Our prior and current independent certified public accountants have expanded their opinion contained in our financial statements as of and for the years ended January 31, 1997, through January 31, 2009 to include an explanatory paragraph related to our ability to continue as a going concern, stating, in the most recent audit report dated August 31, 2009, that the Company had an accumulated deficit of $45,835,365 at January 31, 2009. These factors, among others, as discussed in “Note 2- Going Concern” to the financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. The auditors recognize that the cash flow uncertainty makes their basic assumptions about value uncertain. When it seems uncertain whether an asset will be used in a “going concern” or sold at auction, the auditors assume that the business is a “going concern” for purposes of all their work, and then they disclose that there is material uncertainty about that assumption. It is a consequence of our negative cash flows from operations that we continually need additional cash. At any time, a serious deficiency in cash reserves could occur and it is not always possible or convenient to raise additional capital. A problem in raising capital could result in temporary or permanent insolvency and consequently potential claims by unpaid creditors and perhaps closure of the business. All of these things are possibilities. It is certain, in any case, that analysts and investors view unfavorably any report of independent auditors expressing substantial doubt about a company’s ability to continue as a going concern.

As of October 31, 2009, Firstgold had approximately 184,179,551 shares of Common Stock outstanding and options and warrants to purchase a total of 34,266,867 shares of our Common Stock were outstanding as of October 31, 2009. In addition, 103,451,842 shares are planned to be issued in exchange for cancellation of debt and outstanding warrants. In addition, the Northwest transaction includes the issuance of shares equal to 51% of the then outstanding stock of Firstgold and the secured lenders now have an option to convert their existing warrants into an Exchange Note convertible into 9.9% of the then outstanding shares of Firstgold. These proposed issuances will result in substantial dilution to existing stockholders and the possibility that substantial amounts of our Common Stock may be sold by investors or the perception that such sales could occur, often called “equity overhang”. This significant dilution and equity overhang could adversely affect the market price of our Common Stock and could impair our ability to raise additional capital through the sale of equity securities in the future.

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

The issuance of the above-referenced debt instruments were made without any public solicitation to a limited number of investors or related individuals or entities most of which are current Firstgold stockholders. Each investor represented to us that the securities were being acquired for investment purposes only and not with an intention to resell or distribute such securities. Each of the individuals or entities had access to information about our business and financial condition and was deemed capable of protecting their own interests. The debt instruments were issued pursuant to the private placement exemption provided by Section 4(2) or Section 4(6) of the Securities Act. The debenture and notes are deemed to be “restricted securities” as defined in Rule 144 under the Securities Act and the stock certificates issued upon conversion bear a legend limiting the resale thereof.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

On August 7, 2008 Firstgold entered into a Note and Warrant Purchase Agreement (the “Agreement”) which created a long-term debt obligation in the aggregate amount of $12,000,000. Pursuant to the Agreement commencing on December 15, 2008 and continuing in each month thereafter, Firstgold is required to make monthly principal reduction payments equal to the greater of: i) 40% of Firstgold’s free cash flow (as defined in the Agreement) in the preceding calendar month, and ii) $400,000. Firstgold has not paid any of the principal reduction payments. Therefore, as of December 16, 2008, Firstgold was in default for non-payment of the required principal payment of $400,000 on the Senior Secured Promissory Notes. As a result of the default, the $12 million principal balance could be called immediately due and payable by the Lenders and the Lenders began charging a default interest rate of 18% per annum. Additionally, the loans are secured by a first priority interest in all of Firstgold’s assets including its equipment, its mining rights existing at its Relief Canyon mine as well as any future mining rights Firstgold may develop in certain other properties. On March 31, 2009 Firstgold entered into a Notice of Default and Forbearance Agreement whereby the Lenders agreed to forbear from further default proceedings until April 30, 2009. However, on April 22, 2009 the secured lenders terminated the Forbearance Agreement and declared defaults under their respective Senior Secured Notes. On June 17, 2009 these lenders filed an application to have a receiver appointed to oversee Firstgold’s operations and assets. Due to the current negotiations with Northwest which, among other things, would assume the lenders’ Senior Secured Promissory Notes for payment of $11,500,000, the lenders have agreed to refrain from any further action until the Northwest transaction is consummated or terminated or until December 30, 2009, whichever occurs first. Subsequent to the end of the quarter Northwest withdrew the CFIUS Application and determined not to proceed with the Restructuring transaction. Firstgold’s senior lenders have not yet determined what action they may take.

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

In June, 2009, Firstgold vacated its offices in Cameron Park, California. The Amended Office Building Lease requires a monthly rent of $9,526 and expires on January 31, 2011. As of October 31, 2009 Firstgold owed back rent, late fees and interest aggregating $460,431. Firstgold has negotiated a tentative settlement with the landlord which provides for the payment of $100,000 and the issuance of 1 million shares of Firstgold stock. This settlement is contingent on closing the Northwest transaction.

ITEM 5.	OTHER INFORMATION

On September 25,2009 the Investment Industry Regulatory Organization of Canada

(“IIROC”) issued a trading halt for the common stock of Firstgold listed on the Toronto Stock Exchange (“TSX”). On October 7, 2009 Firstgold filed its Form 10-Q’s for the 1st and 2nd fiscal quarters which brought Firstgold current in its filing requirements under the Securities Exchange Act of 1934. On October 13, 2009 the IIROC allowed Firstgold common shares to resume trading on the TSX.

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

FIRSTGOLD CORP.

Dated: December 21, 2009	By:	/s/ Terrence Lynch
Terrence Lynch, Chief Executive Officer

/s/ James Kluber
James Kluber, Principal Accounting Officer and Chief Financial Officer